Form 10QSB
period 1995-09-30
TOFUTTI BRANDS INC
filed 1996-02-15
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X  Quarterly report under Section 13 or 15(d) of the Securities Exchange
    ---
          Act of 1934 for the quarterly period ended September 30, 1995

        Transition report under Section 13 or 15(d) of the Exchange Act for
    ---                   the transition period from to

                         Commission file number: 1-9009

                               Tofutti Brands Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                              13-3094658
         --------                                              -----------
  (State of Incorporation)                                 (I.R.S. Employer
                                                          Identification No.)


                  50 Jackson Drive, Cranford, New Jersey 07016
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 272-2400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

              ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 1, 1995 the Issuer had 6,053,567 shares of Common Stock, par value $.01, outstanding

         Transitional Small Business Disclosure Format (check one):

                                           Yes     No  X
                                               ---    ---

                                                TOFUTTI BRANDS INC.

                                                       INDEX


                                                                           Page

Part I - Financial Information:

    Condensed Balance Sheets - September 30, 1995
      (Unaudited) and December 31, 1995 (Audited)                            3

    Condensed  Statements  of  Operations - (Unaudited) - Thirteen
      and  thirty-nine  week periods ended  September 30, 1995 and thirteen and thirty-nine periods ended
      October 1, 1995                                                        4

    Condensed Statements of Cash Flows - (Unaudited) - Thirty-nine week period ended September 30, 1995 and thirty-nine week
      period ended October 1, 1994                                           5

    Notes to Condensed Financial Statements -
      (Unaudited)                                                            6

    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operation                                                            7-9


Part II - Other Information:

     Item 4.           Submission of Matters to a Vote
                         of Shareholders                                    10

     Item 6.           Exhibits and Reports on Form 8-K                     11

     Signatures                                                             12



                                             TOFUTTI BRANDS INC.
                                          Condensed Balance Sheets
                                               (000's omitted)


                                                    September 30,      December 31,
                                                        1995              1994
                                                    (Unaudited)         (Audited)
     Assets

Current assets:
  Cash and cash equivalents                            $      5               7
  Accounts receivable (net of reserve of
    $187 in 1995 and $171 in 1994)                          994           1,069
  Inventories                                               145             126
  Prepaid expenses                                            2              10
                                                         ------           -----
             Total current assets                         1,146           1,212

Deferred taxes                                              244             244

Other assets                                                 35              30
                                                         ------           -----

             Total assets                              $  1,425           1,486
                                                         ======           =====

     Liabilities and Stockholders' Equity

Current liabilities:
  Legal settlement payable - current portion           $     13              12
  Accounts payable                                          329             474
  Accrued liabilities                                        55              62
                                                         ------           -----

              Total current liabilities                     397             548

Long-term debt - legal settlement                            84              94
                                                         ------           -----
              Total liabilities                             481             642

Stockholders' equity:
  Preferred stock                                            -               -
  Common stock                                               61              60
  Paid-in capital                                         3,504           3,494
  Retained (deficit)                                     (2,621)         (2,710)
                                                         ------          ------

    Total stockholders' equity                              944             844
                                                         ------          ------

    Total liabilities and stockholders'
      equity                                           $  1,425           1,486
                                                         ======          ======

      See   accompanying   notes  to   condensed  financial statements.



                                         TOFUTTI BRANDS INC.
                                  Condensed Statement of Operations
                                             (Unaudited)
                                           (000's omitted)

                                                                                 Thirty-            Thirty-
                                          Thirteen            Thirteen           Nine               Nine
                                          weeks               weeks              weeks              weeks
                                          ended               ended              ended              ended
                                          9/30/95             10/1/94            9/30/95            10/1/94
                                          -------             -------            -------            -------

Net sales                                 $ 1,334              1,573              3,844              3,830
Cost of sales                                 806                960              2,285              2,226
                                            -----              -----              -----              -----

          Gross profit                        528                613              1,559              1,604
                                            -----              -----              -----              -----

Operating expenses:
  Selling                                     186                217                586                553
  Marketing and sales promotion                99                181                256                313
  Research and development                     40                 46                122                133
  General and administrative                  166                159                495                495
                                            -----              -----              -----              -----

                                              491                603              1,459              1,494
                                            -----              -----              -----              -----

     Operating income                          37                 10                100                110

Interest expense                                3                  4                  9                 10
                                            -----              -----              -----              -----
     Income before income
       tax expense                             34                  6                 91                100

Income tax expense                             -                  -                   1                 -
                                            -----              -----              -----              ----

Net income                                $    34                  6                 90                100

Net income per share                      $   .01                .00                .01                .02
                                            =====              =====               ====               ====

Weighted average number of
shares outstanding                          6,086              6,063              6,086              6,063
                                            =====              =====              =====              =====






      See  accompanying  notes to  condensed financial statements.


                                                             TOFUTTI BRANDS INC.

                                                     Condensed Statements of Cash Flows

                                                                 (Unaudited)

                                                               (000's omitted)

                                                          Thirty-           Thirty-
                                                          nine              nine
                                                          weeks             weeks
                                                          ended             ended
                                                          9/30/95           10/1/94
Cash flows from operating
  activities, net                                         $ (12)              (38)

Cash flows from investing activities:                         -                -

Cash flows from financing activities                         10                11
                                                            ----             ----
     Net increase (decrease) in
       cash and cash equivalents                            ( 2)              (27)

Cash at beginning of period                                   7               135
                                                            ----             ----

Cash at end of period                                     $   5               108
                                                            ====             ====

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
          Interest                                        $    9               10

          Income taxes                                         1                -











         See  accompanying  notes to  condensed  financial statements.

                                                TOFUTTI BRANDS INC.
                                      Notes to Condensed Financial Statements
                                                    (Unaudited)
                                                  (000's omitted)

(1)      Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         The composition of inventories is as follows:

                                                 Sept. 30,         Dec. 31,
                                                   1995              1994
                                                   ----              ----
                  Raw materials and packaging
                    supplies                      $  51               50
                  Finished goods                     94               76
                                                   ----             ----
                                                  $ 145              126
                                                   ====             ====

                               TOFUTTI BRANDS INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Results of Operations

Thirteen Weeks Ended September 30, 1995 Compared with Thirteen
Weeks Ended October 1, 1994

Net sales for the thirteen weeks ended September 30, 1995 were $1,334,000, a decrease of $239,000, or 15% from the sales level realized for the thirteen weeks ended October 1, 1994. This decrease was due almost exclusively to a decrease in foreign sales versus the same quarter last year. The Company's gross profit for the current quarter decreased by $85,000, while its gross profit percentage increased slightly to 40% as compared to 39% for the same period last year. The increase in the gross profit percentage was due to a decrease in foreign sales, on which the Company has a lower gross margin.

Selling expenses decreased to $186,000 for the current fiscal quarter compared with $217,000 for the comparable period last year. This decrease was due to decreased freight, commission and warehouse expenses associated with the decreased sales level for the quarter. Marketing and sales promotion expenses decreased to $99,000 in 1995 from $181,000 in 1994. This decrease was due principally to an extensive radio advertising campaign in the New York area in the third quarter of last year, which was not repeated this year.

Research and development expenses declined to $40,000 for the thirteen weeks ended September 30, 1995 from $46,000 in the comparable 1994 period, reflecting a reduction in non-employee expenses.

General and administrative expenses were $166,000 for the current quarter compared with $159,000 for the comparable period in 1994.

The imputed interest expense associated with the Company's long-term legal settlement debt declined slightly to $3,000 for the current quarter.

Thirty-Nine Weeks Ended September 30, 1995 Compared with Thirty-
Nine Weeks Ended October 1, 1994

Net sales for the thirty-nine weeks ended September 30, 1995 were $3,844,000, an increase of $14,000 from the sales level realized for the thirty-nine week 1994 period. In the 1995 period, sales of hard pack Tofutti decreased by $41,000, while food product sales increased by $55,000. The Company's gross profit for the current period decreased by $45,000, while its gross profit percentage decreased to 41% as compared to 42% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1995 period. The Company's gross profit on novelties and food products is less than on pints.

Selling expenses increased to $586,000 for the current fiscal period compared with $553,000 for the comparable period last year. This increase was due to increased freight, commission and warehouse expenses associated with an increase in sales out of the New York Metropolitan area during the first half of the year. Marketing and sales promotion expenses decreased to $256,000 from $313,000 in 1994. This decrease was due principally to an extensive radio advertising campaign in the New York area in the third quarter of last year, which was not repeated this year.

Research and development expenses were $122,000 for the thirty-nine weeks ended September 30, 1995, compared with $133,000 for the comparable period last year, reflecting a reduction in nonemployee expenses.

General and administrative expenses were $495,000 for both periods.

The Company's imputed interest expense was $9,000 for the thirty-nine weeks ended September 30, 1995 compared with $10,000 for the thirty-nine weeks ended October 1, 1994.

Liquidity and Capital Resources

The Company's working capital was $749,000 at September 30, 1995, an increase of $85,000 from December 31, 1994. Accounts receivable decreased to $994,000 at September 30, 1995, a decrease of $75,000 from December 31, 1994, due to lower sales in September 1995 versus September 1994. Inventories increased by $19,000, due principally to an increase in finished goods inventory reflecting the higher sales level on the West Coast. Prepaid expenses decreased by $8,000 to $2,000 at September 30, 1995, due primarily to the amortization of the Company's business insurance which renews in August. Other assets increased by $5,000 due to an increase in the value of a split-life insurance policy which was initially purchased in 1994.

The Company was successful in reducing its outstanding accounts payable and accrued liabilities by $145,000 and $7,000, respectively, since year end.

As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products for a number of years. This has hindered the Company in its efforts to increase the sales of its products. The Company was able to fund its operations in the first nine months of 1995 from its current resources. Based on recent sales trends, the Company believes that its revenues will remain stable during the remainder of 1995. Any substantial increase or decrease in its operations will require additional working capital. No assurance can be given that such working capital will be available if required. Management believes that if its operations continue in a manner consistent with its results for the first nine months of the year, it will have sufficient financial resources to continue its operations for the remainder of the current fiscal year and the first half of 1996.

The Company does not have any material capital commitments.

                                            PART II - OTHER INFORMATION

                                                TOFUTTI BRANDS INC.


Item 4.           Submission of Matters to a Vote of Shareholders
                  -----------------------------------------------

                  None.

                  Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1*              Certificate of Incorporation, as amended through February
                  1986.

3.1.1**           March 1986 Amendment to Certificate of Incorporation

3.2*              By-laws

4.1***            Copy of the Company's 1993 Stock Option Plan

10.1****          Copy of Legal Settlement between the Company and the NEMP
                  Corporation

10.2*****         Copy of Agreement between the Company and Haagen-Dazs
                  Inc. regarding exclusive distribution of hardpack TOFUTTI in the Metropolitan New York Area


(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None
---------------

* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

*** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended January 1, 1994 and hereby incorporated by reference thereto.

**** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 28, 1991 and hereby incorporated by reference thereto.

***** Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended April 3, 1993 and hereby incorporated by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOFUTTI BRANDS INC.
                                          (Registrant)


                                            David Mintz
                                             President



                                            Steven Kass
                                      Chief Financial Officer

Date:  November 8, 1995