Form 10KSB
period 1995-12-30
TOFUTTI BRANDS INC
filed 1996-03-29
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 1995

                         Commission File Number: 1-9009

                               TOFUTTI BRANDS INC.
                 (Name of small business issuer in its charter)

             Delaware                                          13-3094658
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 50 Jackson Drive, Cranford, New Jersey                          07016
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (908) 272-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of each class                   on which registered
  Common Stock, par value $.01 per share           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  x   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $5,023,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 12, 1996 was $2,264,000.

As of March 12, 1996, the Registrant had 6,053,567 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format     Yes       No  x .

                                                      PART I

Item 1.  Description of Business

GENERAL

         Tofutti Brands Inc., a Delaware corporation (the "Company") is engaged in the development, production and marketing of TOFUTTI (registered trademark) brand non-dairy frozen desserts and other food products. TOFUTTI products are non-dairy, soya-based products which contain no butterfat, cholesterol or lactose. Butterfat and cholesterol are perceived by some medical experts and a significant number of consumers as causing health problems. In addition, some studies have shown that lactose intolerance, the inability to metabolize milk and dairy products, is present to varying degrees in a significant number of people. All dairy products have lactose, or milk sugar. Most human beings are born with a supply of lactase, an enzyme essential for digesting lactose. With age, the body's supply of lactase may diminish, which may cause difficulty in the digestion of lactose. TOFUTTI products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. TOFUTTI products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

         TOFUTTI products are an alternative for dairy-conscious individuals with lactose intolerance or for those health-oriented people with a desire to keep cholesterol intake in check. The Company's products enable such individuals to enjoy products similar to dairy products without their downside health risks. Although the Company believes the absence of lactose and butterfat in TOFUTTI products makes them attractive to persons with lactose intolerance or heart disease, the Company has not conducted any studies regarding the efficacy of TOFUTTI products as they relate to lactose intolerance and heart disease and makes no representation as to the accuracy of studies performed by others.

         Since May 1982, the Company has been engaged in the sale of a liquid mix for the processing of TOFUTTI in numerous flavors by soft serve machines at retail locations. In June 1984, the Company commenced selling hard frozen TOFUTTI. In 1987, the Company introduced a low fat version of Tofutti called Lite Lite (registered trademark), in both hard frozen and soft serve forms. During 1988, the Company introduced two soya-based, non-dairy products, EGG WATCHERS (registered trademark) and BETTER THAN CREAM CHEESE (registered trademark). SOUR SUPREME (registered trademark), a non-dairy sour cream, was introduced at the end of 1991. During 1993, the Company introduced BETTER THAN YOGURT (registered trademark), containing non-dairy acidophilus cultures. This product replaced the hard frozen Lite Lite line and became the low fat alternative to premium TOFUTTI. In 1993 the Company also introduced TOFUTTI FRUTTI (registered trademark), a cholesterol-free, fat-free frozen dessert sweetened only with fruit juice that is currently being sold in health food stores. On November 1, 1993, the Company signed a licensing agreement with Papetti's Hygrade Egg Products, Inc. ("Papetti's"), the Company's then-EGG WATCHERS co-packer. The agreement granted Papetti's exclusive worldwide manufacturing and distribution rights for TOFUTTI EGG
WATCHERS. During 1994, the Company increased its distribution in the natural health market. The Company also saw significant increases in its TOFUTTI CUTIE novelty sales.

         The Company made several new product introductions in 1995. During the spring the Company introduced two new stick novelties, TOFUTTI TEDDY FUDGE BARS (registered trademark), a low fat fudge bar and TOFUTTI CHOCOLATE FUDGE TREAT, a sugar-free, fatfree chocolate fudge bar. During the summer, the Company added a Wildberry CUTIE to its mini sandwich novelty line. In early fall 1995, the Company introduced its new pint sorbet line and introduced chocolate enrobed novelty slices, featuring the TOFUTTI CUTIE PIE, later in the fall. The Company introduced non-dairy tofu-filled TOFUTTI TORTELLINI and MINI RAVIOLI in December 1995. The Company also changed its BETTER THAN YOGURT product line to low fat TOFUTTI non-dairy frozen dessert.

TOFUTTI PRODUCT LINE

* Premium TOFUTTI non-dairy frozen dessert, available in prepacked pints, three-gallon cans and soft serve mix, is sold nationally in supermarkets, grocery stores, retail shops and restaurants. The Company currently offers seven flavors of premium hard frozen TOFUTTI:
         Chocolate Supreme, Wildberry Supreme, Vanilla, Vanilla Almond Bark (registered trademark), Vanilla Fudge, Chocolate Cookies Supreme (registered trademark) and Better Pecan (registered trademark).

* TOFUTTI low fat non-dairy frozen dessert offers the calorie-conscious consumer a creamy dessert that is 98% fat free and less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Vanilla Fudge, Chocolate Fudge, Coffee Marshmallow Swirl, Strawberry Banana and Peach Mango.

* TOFUTTI FRUTTI (registered trademark) in pint containers is a non-dairy, cholesterolfree, fat-free frozen dessert sweetened only with fruit juice, with non-dairy active acidophilus cultures. Three flavors, Apricot Mango, Vanilla Apple Orchard and Three Berry, are being distributed to health food stores.

* Cool & refreshing TOFUTTI SORBETS in pint containers offer the consumer a natural fruit sorbet dessert and come in six flavors: Chocolate, Strawberry, Orange Peach Mango, Lemon, Coffee and Raspberry Tea.

* TOFUTTI CUTIES (registered trademark) are bite-size frozen sandwiches combining a chocolate, vanilla or wildberry filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer a portion controlled treat.

* TOFUTTI FRUTTI (registered trademark) stick novelties have 180 calories per bar and combine creamy vanilla with a tangy sorbet covered in chocolate.

* TEDDY FUDGE POPS (registered trademark) and CHOCOLATE FUDGE TREATS are stick novelties that offer the consumer the same taste as real fudge bars. The TEDDY FUDGE POP has 70 calories and 1 gram of fat per bar, while the CHOCOLATE FUDGE TREAT has only 30 calories per bar and is fat and sugar free.

* TOFUTTI SLICES are specialty novelties that come either chocolate coated or plain. The TOFUTTI CUTIE PIE combines a rich vanilla center with a chocolate coating, while the WILDBERRY SORBET combines creamy vanilla with a tangy sorbet covered in chocolate. Both also come uncoated and are available in bulk pack for institutional sale or retail pack for supermarkets.

* EGG WATCHERS (registered trademark) is a fat-free replacement for whole eggs that has the taste, nutrition and versatility of whole eggs without the cholesterol and with 60% less calories and fat. EGG WATCHERS can be used in virtually all recipes that require whole eggs.

* BETTER THAN CREAM CHEESE (registered trademark) is similar in taste and texture to traditional cream cheese but is milk and butterfat-free and contains no cholesterol. Available in plain, French onion, herbs and chives and wildberry, the product is distributed in several key markets including metropolitan New York, New England, Los Angeles, San
         Francisco, Canada, England, Panama and Australia. It is also being distributed nationally to health food stores through the Company's health food distribution network. It is sold in 8 oz. retail packages and 30 lb. bulk boxes.

* SOUR SUPREME (registered trademark) complements BETTER THAN CREAM CHEESE (registered trademark) in that it is similar in taste and texture to traditional sour cream but is milk and butterfat-free and contains no cholesterol. It is currently sold in 30 lb. bulk packages to food service distributors and bakers and in 12 oz. retail packages in metropolitan New York, New England, Los Angeles, San Francisco, Canada, England, Panama and Australia. It is also being distributed nationally to health food stores through the Company's health food distribution network.

* TOFUTTI TORTELLINI and MINI RAVIOLI are bite-sized frozen pasta filled with TOFUTTI BETTER THAN CREAM CHEESE and sold in 15 oz. bags for supermarkets and 10 lb. boxes for institutional sales.

PRODUCTION

         All of the Company's products are manufactured by co-packers to whom the Company supplies certain key ingredients for the manufacturing process. The Company's co-packers manufacture and package the Company's products and in certain instances, warehouse such products pending shipment. The chart below indicates certain information with respect to the production of the Company's products:

                                                                                              PRODUCTION
PRODUCT                           MANUFACTURER                 LOCATION                         STARTED
-------                           ------------                 --------                         -------
Soft serve                        Welsh Farms                  Long Valley, New Jersey           1982

Hard frozen dessert               Kemps Foods, Inc.            Lancaster, Pennsylvania           1984

Better Than Cream Cheese          Frank Hahn, Inc.             Enosburg Falls, Vermont           1988

Sour Supreme                      Frank Hahn, Inc.             Enosburg Falls, Vermont           1988

Egg Watchers                      Papetti's Hygrade Egg        Elizabeth, New Jersey             1988
                                  Products

Chocolate Enrobed                 Deering Ice Cream            Portland, Maine                   1995
Novelties

Tofu Filled Pasta                 John's Ravioli               New Rochelle, New York            1995

         The Company does not have any written production agreements with its co-packers and does not anticipate that it would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of its contract manufacturers decide to terminate their relationships with the Company.

         In order to protect its formulas, the Company has entered into confidentiality arrangements with its contract manufacturers and their employees. There can be no assurance that such confidentiality arrangements can or will be maintained, or that the Company's trade secrets, know-how and marketing ability cannot be obtained by others, or that others do not now possess similar or even more effective capabilities.

         KOF-K Kosher Supervision ("KOF-K") of Teaneck, New Jersey provides the Company's kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. The ability of the Company to continue developing, marketing and distributing its products is therefore dependent upon its continued compliance with the requirements of rabbinic certification. All TOFUTTI products meet the requirements for certification as kosher-parve.

MARKETING AND DISTRIBUTION

         TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, Kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, all products marketed by the Company are sold either through independent unaffiliated food brokers, distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as agents for the Company within designated territories or for specific accounts and receive commissions, which average 5% of net sales.

          On April 1, 1993, the Company entered into an exclusive distribution agreement with Haagen-Dazs, a subsidiary of Grand Metropolitan Ltd., for the distribution of its non-dairy frozen dessert products in the New York metropolitan area. During 1995, sales to Haagen-Dazs distributors nationwide totaled $663,000 or 13% of sales as compared to $946,000 or 18% of sales in 1994. Sales to the New York metropolitan area Haagen-Dazs distributor represented 8% of sales in 1995 as compared to 13% of sales in 1994. On February 27, 1996, the Company informed Haagen-Dazs that its services would be terminated effective March 31, 1996 and that the Mattus Ice Cream Company would begin distributing in the metropolitan New York area.

         In September 1993, Haagen-Dazs began distributing the Company's frozen dessert products in Florida and in 1994 began distributing in Atlanta and San Francisco. During 1995, the Company expanded its distribution in the national health food market, which now includes nineteen distributors. Sales to the Company's health food distributors in 1995 were $1,549,000 or 31% of sales, as compared to $946,000 or 18% of sales in 1994. In 1995, the Company had sales of $609,000 or 12% of sales to Trader Joe's, a West Coast based health food supermarket chain. The Company expects the trend in the national health food market to continue in 1996. The Company continues to have a strong presence in the kosher market, with sales of $496,000 or 10% of sales in 1995, as compared with $554,000 or 11% of sales in 1994. The Company currently sells its frozen desserts in most major markets in the United States, including Atlanta, Boston, Dallas, Philadelphia, Cleveland, Cincinnati, Detroit, Denver, Phoenix, Los Angeles, San Francisco and Seattle.

         During 1995, the Company shipped TOFUTTI non-dairy products to distributors in Canada, England, Belgium, France, Germany, The Netherlands, Sweden, Panama, Martinique, Mexico, Israel and Australia. Sales to foreign countries totaled $661,000 or 13% of sales in 1995, versus $826,000 or 16% of sales in 1994. The large decrease in export sales was due primarily to a reduction in sales to the Company's European distributor, which was partially offset by increased sales to other foreign customers. The Company's future export sales could be adversely affected by an increase in value of the U.S. dollar, which could increase the local currency prices for its products.

RESEARCH AND DEVELOPMENT

         During the last two years, David Mintz, Chief Executive Officer and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of the Company's current products. In 1995 and 1994, the Company's research and development expenses were $176,000 and $185,000, respectively.
Such amounts do not include any portion of Mr. Mintz's salary.

COMPETITION

         TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soya-based frozen desserts. The Company believes it has the most complete line of non-dairy frozen dessert products and is a leader in this market. Other soya-based frozen dessert products are presently being sold in both soft serve and hard frozen form throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom the Company competes are substantially larger and have significantly greater resources than the Company. The Company's other products also face substantial competition, from both non-dairy and dairy competitive products marketed by companies with significantly greater resources than the Company.

GOVERNMENT REGULATION

         Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to "standard of identity" requirements which are promulgated at either the Federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that the Company seeks to market does not conform to an applicable standard, special permission to market such a product is required.

         The Company's United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients and manufacturing processes are subject to inspection by the FDA. In 1994, federal laws relating to food product labeling were amended to require food product companies to make numerous changes in their product labeling. The Company believes that it is in compliance with current labeling requirements.

         The Food, Drug and Cosmetic Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to TOFUTTI. TOFUTTI frozen dessert products meet the New York State standard of identity for parevine, which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming.

         Food manufacturing facilities are subject to inspections by various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. The Company has applied for and received a wholesale frozen desserts manufacturer's license from the New York

Department of Agriculture and Markets. This license does not authorize the Company to manufacture its frozen dessert products directly. The license is presently valid only to the extent that the Company's products are manufactured at its present contract production facilities in Maine, New Jersey, New York, Pennsylvania and Vermont. Manufacturing at any other facility would, to the extent that Company's products are distributed in New York, require separate approval by the New York Department of Agriculture and Markets. Other states have similar rules requiring pre-clearance or notification of any change in a manufacturing location. The Company's Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and Environmental Health Services.

         The Company believes it and its distributors and co-packers are in compliance in all material respects with governmental regulations regarding its current products and has obtained the material governmental permits, licenses, qualifications and approvals required for its operations. The Company's compliance with Federal, state and local environmental laws has not materially affected it either economically or in the manner in which it conducts its business. However, there can be no assurance that the Company, its distributors and co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of the Company's products to consumers.

TRADEMARKS AND PATENTS

         The Company has registered its trademark, TOFUTTI (registered trademark), and other trademarks for its frozen desserts and other products in the United States and approximately 40 foreign countries. The Company believes its trademarks are an important means of establishing consumer recognition for its products.

         Although the Company believes that its formulas and processes are proprietary, the Company has not sought patent protection for such technology. Instead, the Company is relying on the complexity of its technology, on trade secrecy laws, and on confidentiality agreements. The Company believes that its technology has been independently developed and does not infringe the patents of others.

EMPLOYEES

         On December 30, 1995, the Company employed seven people on a full-time basis, compared with eight people as of December 31, 1994. The Company considers its relations with its employees to be good.

Item 2.  Description of Properties

         In August 1989, the Company moved into a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses the Company's administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. On January 3, 1994, the Company signed a five-year lease extension which expires July 1, 1999, with an annual rent of $68,000 for the first three years and $74,000 for the last two years. Management believes that the Cranford facility will continue to satisfy the Company's space requirements for the foreseeable future.

Item 3.  Legal Proceedings

         The Company is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:


Quarter Ended                                          High              Low

April 2, 1994..........................            $  1-5/8          $ 13/16
July 2, 1994...........................               1-5/8              7/8
October 1, 1994........................               1-3/8              7/8
December 31, 1994......................               1-3/8              7/8

April 1, 1995..........................               1                13/16
July 1, 1995...........................                 7/8             9/16
September 30, 1995.....................               1-1/2              5/8
December 30, 1995......................               15/16             9/16

         As of March 12, 1996, there were approximately 1,177 holders of record of the Company's Common Stock. The Company has not paid and has no present intention of paying cash dividends on its common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

Fifty-two Weeks Ended December 30, 1995 Compared with Fifty-two Weeks Ended December 31, 1994

         Net sales for the fifty-two weeks ended December 30, 1995 were $5,023,000, a decrease of $194,000 from the sales level realized for the fifty-two weeks ended December 31, 1994. In the 1995 period, sales of hard pack TOFUTTI decreased by $297,000, while food product sales increased by $103,000. The hard pack sales decrease consisted of a decline in pint sales of $912,000 to $2,301,000 in 1995, while the Company's novelty sales increased to $1,705,000 in 1995, up from $1,062,000 in 1994. The Company's gross profit for the current year decreased by $75,000 due primarily to the sales decrease, while its gross profit percentage was unchanged from 1994 at 40%.

         Based on its recent sales trend, the Company believes that its revenues will remain stable or improve slightly in 1996. The Company expects continued sales increases in its novelty product line and in its natural health food business.

         Selling expenses increased to $848,000 for the current fiscal period compared with $746,000 for the comparable 1994 period. The primary cause of the increase was an additional provision for bad debt and increased warehouse and freight expenses. The increased freight expense is attributable to an increase in shipments to the mid-western and western United States, with a decline in shipments to the east coast. Marketing and sales promotion expenses decreased in 1995 to $276,000 from $389,000 in 1994. This decrease was due principally to the Company's 1994 third quarter radio advertising campaign in New York and Boston that was not repeated in 1995.

         Research and development expenses remained relatively flat in 1995 as compared to 1994. General and administrative expenses were $661,000 for the current period compared with $677,000 for the comparable period in 1994.

         Interest expense was $12,000 for the fifty-two weeks ended December 30, 1995 compared with $14,000 for the fifty-two weeks ended December 31, 1994.

         There was no federal income tax payable in either 1995 or 1994 as a result of the utilization of a portion of the Company's tax loss carryforward in both years.

Liquidity and Capital Resources

         At December 30, 1995, the Company's working capital was $662,000, a decrease of $2,000 from December 31, 1994. At the end of the fifty-two week period, accounts receivable decreased by $63,000 from December 31, 1994, principally reflecting the lower level of sales in December 1995 as compared to December 1994. Inventories increased by $70,000, reflecting the additional finished goods inventory for the Company's new products. Accounts payable decreased to $364,000 from $474,000, while accrued liabilities increased to $186,000 from $62,000 in 1994. The increase in accrued liabilities reflects an accrual at year end for allowances and promotion expenses associated with Haagen-Dazs sales in the metropolitan New York area. In the most recent fiscal year, stockholders' equity increased by $82,000, of which $10,000 was due to the purchase of 16,000 shares of stock by employees of the Company under the Company's 1993 Stock Option Plan.

         The Company does not have any material capital commitments and contemplates no material expenditures in the foreseeable future. As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company was able to fund its level of operations in 1995 from its current resources. Any substantial increase or decrease in operations will require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available if required. Management believes that if its operations continue in a manner consistent with its results for 1995, it will have sufficient financial resources to continue its operations throughout the coming year.

          In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for employee stock options or similar equity instruments. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value based approach set forth in APB Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion 25 must make proforma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Management has not yet determined which method the Company will use to measure stock-based compensation.
                                      -11-

Item 7.  Financial Statements


                                           Index to Financial Statements


 Independent Auditors' Report..............................................F-1

 Financial Statements:

          Balance Sheets
             December 30, 1995 and December 31, 1994.......................F-2

          Statements of Operations and Accumulated Deficit
             Fifty-two weeks ended
             December 30, 1995 and December 31, 1994.......................F-3

          Statements of Cash Flows
             Fifty-two weeks ended
             December 30, 1995 and December 31, 1994.......................F-4

          Notes to Financial Statements....................................F-5

                          Independent Auditors' Report





The Board of Directors
Tofutti Brands Inc.:

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 30, 1995 and December 31, 1994, and the related statements of operations and accumulated deficit, and cash flows for the fifty-two week periods ended December 30, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the fifty-two week periods ended December 30, 1995 and December 31, 1994, in conformity with generally accepted accounting principles.

                                        s/KPMG Peat Marwick LLP


New York, New York
March 25, 1996



                                        TOFUTTI BRANDS INC.
                                          BALANCE SHEETS
                        (000's omitted except for share and per share data)


                                                          December 30,    December 31,
Assets                                                       1995             1994
                                                          ------------    ------------
Current Assets:
     Cash                                                       $    12          7
     Accounts receivable (net of reserves of $242 in
       1995 and $171 in 1994) (Note 2)                            1,006      1,069
     Inventories (Note 3)                                           196        126
     Prepaid expense                                                 11         10
                                                                -------    -------
                Total current assets                              1,225      1,212

Fixed assets (net of accumulated depreciation) (Note 4)            --         --

Deferred taxes (Note 11)                                            264        244
Other assets (Note 5)                                                56         30
                                                                -------    -------
                Total assets                                    $ 1,545      1,486
                                                                =======    =======

Liabilities and Stockholders' Equity

Current liabilities:
     Legal settlement payable - current portion (Note 6)             13         12
     Accounts payable                                               364        474
     Accrued expenses (Note 7)                                      186         62
                                                                -------    -------
                  Total current liabilities                         563        548
Legal settlement payable (Note 6)                                    81         94
                                                                -------    -------
                  Total liabilities                                 644        642

Stockholders' equity (Notes 8 and 9):
     Preferred stock - par value $.01 per share;
       authorized 100,000 shares, none issued                      --         --
     Common stock - par value $.01 per share;
       authorized 15,000,000 shares, issued and
       outstanding 6,053,567 shares at 12/30/95 and
       6,037,567 shares at 12/31/94                                  61         60

     Paid-in capital                                              3,503      3,494
     Accumulated deficit                                         (2,663)    (2,710)
                                                                -------    -------
                  Total stockholders' equity                        901        844
                                                                -------    -------

Commitments (Note 10)                                              --         --

                   Total liabilities and stockholders' equity   $ 1,545      1,486
                                                                =======    =======

                    The accompanying notes are an integral part of these financial statements.

                               TOFUTTI BRANDS INC.
                 STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (000's omitted except for per share data)


                                           Fifty-two weeks       Fifty-two weeks
                                                ended                ended
                                          December 30, 1995    December 31, 1994
                                          -----------------    -----------------

Net sales                                        $ 5,023             5,217
Cost of sales                                      3,022             3,141
                                                 -------           -------
                  Gross profit                     2,001             2,076
                                                 -------           -------

Operating expenses:
 Selling                                             848               746
 Marketing and sales promotion                       276               389
 Research and development                            176               185
 General and administrative                          661               677
                                                 -------           -------
                                                   1,961             1,997
                                                 -------           -------

                  Operating income                    40                79
Interest expense                                      12                14
                                                 -------           -------
                  Income before tax benefit           28                65

Income tax benefit (Note 11)                          19                57
                                                 -------           -------

Net income                                            47               122

Accumulated deficit, beginning of year            (2,710)           (2,832)
                                                 -------           -------

Accumulated deficit, end of year                  (2,663)           (2,710)
                                                 =======           =======

Net income per share                             $   .01               .02
                                                 =======           =======

Weighted average number of common shares
      outstanding                                  6,071             6,057
                                                 =======           =======






                    The accompanying notes are an integral part of these financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)


                                                      Fifty-two      Fifty-two
                                                     weeks ended    weeks ended
                                                     December 30,   December 31,
                                                        1995           1994
                                                    -------------   ------------

Cash flows from operating activities:
   Net income                                          $  47           122
Net adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                           --             6
  Deferred taxes                                         (20)          (57)
  Provision for bad debts                                100            18
  Change in assets and liabilities:
    (Increase) in accounts receivable                    (37)         (541)
    (Increase) decrease in inventories                   (70)            3
    (Increase) in prepaid expense                         (1)           (2)
    (Increase) in other assets                           (26)          (14)
    (Decrease) increase in accounts payable             (110)          342
    Increase (decrease) increase in accrued expenses     124           (14)
                                                       -----         -----

    Net cash provided by (used in) operating
       activities                                          7          (137)
                                                       -----         -----

Cash flows from financing activities:
   Repayment of legal settlement payable                 (12)          (12)
   Issuance of common stock                               10            21
                                                       -----         -----

   Net cash (used in) provided by financing
       activities                                         (2)            9
                                                       -----         -----
   Net increase (decrease) in cash                         5          (128)

Cash at beginning of period                                7           135
                                                       -----         -----
Cash at end of period                                  $  12             7
                                                       =====         =====

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                           $  12            14

                    The accompanying notes are an integral part of these financial statements.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Tofutti Brands Inc. (the "Company") is engaged in the development, production and marketing of nondairy frozen desserts and other food products.

REVENUE RECOGNITION

The Company recognizes revenue when goods are shipped from its production facilities or outside warehouses.

NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is based upon the weighted  average  number
of  common  shares  outstanding  in  each  year.   Dilution  from  common  stock
equivalents amount to less than 3%.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

FIXED ASSETS

Fixed assets are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board's (FASB) Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, accounts receivable, accounts payable, accrued expenses and legal settlement payable as of December 30, 1995 and December 31, 1994 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  ACCOUNTS RECEIVABLE

The Company accounts for its bad debts using the reserve method. The reserve for bad debts consists of the following:
                                           December 30,    December 31,
                                               1995           1994
                                               ----           ----
        Beginning balance                      $171            153
        Additions charged to expense            100             18
        Less: Write off                          29            --
                                               ----           ----
                                               $242            171
                                               ====           ====

(3)  Inventories

        Inventories consist of:
                                           December 30,   December 31,
                                               1995           1994
                                               ----           ----
        Finished products                      $108             76
        Raw materials and
            packaging                            88             50
                                               ----           ----
                                               $196            126
                                               ====           ====

(4)  Fixed Assets

         Fixed assets consist of the following:


                                      December 30,      December 31,    Useful
                                          1995             1994         Lives
                                          ----             ----         -----
Machinery and equipment                   $30               30           5 yr
Leasehold improvements                     29               29           5 yr
                                           --              ----
                                           59               59

Less accumulated depreciation              59               59
                                           --               --
                                           $--              --
                                           ===              ==

(5)  Other Assets

On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is Chairman and President of the Company. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would otherwise have necessitated a sale of the stock. The sale of such stock might have the negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member, the Company is to receive a complete refund of all its premiums paid plus interest at 4%.

(6)  Legal Settlement Payable

On May 1, 1991 the Company and its former commission agent, NEMP Corporation, settled a lawsuit which was commenced in 1989. Under the terms of the settlement, the Company agreed to pay NEMP $2 per month for a period of ten years, which includes intrest at an imputed rate of 12% per annum. If there is a change in ownership in the Company, NEMP will receive an additional $120. As of December 30, 1995, the balance of the settlement was $94 and is shown as a liability in the Company's balance sheet, the current portion of which is $13. It is estimated that the monthly payments will not have a material impact on the Company's future cash flow.

The Company is not a party to any material legal proceedings at present.

(7)  Accrued Expenses

Accrued expenses consist of the following:

                                               December 30,      December 31,
                                                  1995               1994
                                                  ----               ----
Advertising                                      $  -                  5
Professional fees                                  25                 25
Selling                                           134                  5
Inventory purchases                                27                 25
Other                                             --                   2
                                                 ----               ----
               Total                             $186                 62
                                                 ====               ====

(8) Stockholders' Equity

During 1995, common stock and paid-in capital increased by $10 due to the exercise of stock options to purchase 16,000 shares by employees of the Company.

(9)  Stock Options

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of nonstatutory options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. A total of 400,000 shares have been reserved for issuance under the 1993 Plan. At December 30, 1995, 138,000 shares were subject to outstanding options and 212,000 shares, representing less than 4% of the Common Stock outstanding, remained available for future grant.

The following is a summary of stock option activity from January 1, 1994 to December 30, 1995:


                                           INCENTIVE OPTIONS           NON-QUALIFIED OPTIONS
                                          Shares   Option Price        Shares    Option Price
                                          ------   ------------        ------    ------------
Outstanding at January 1, 1994            99,000  $.625   $.6875       89,000        $.625
Exercisable at January 1, 1994               -      -        -           -             -
Exercised                                    -      -        -        (34,000)       $.625
Outstanding at December 31, 1994          99,000  $.625   $.6875       55,000        $.625
Exercisable at December 31, 1994          66,000  $.625   $.6875       26,000        $.625
Exercised                                (16,000) $.625      -           -             -
Outstanding at December 30, 1995          83,000  $.625   $.6875       55,000        $.625
Exercisable at December 30, 1995          83,000  $.625   $.6875       55,000        $.625

(10)  Lease Obligation

Future minimum lease payments under an existing operating lease which expires on July 1, 1999 are as follows:


  Period ending               Amount
December 28, 1996            $  68
December 27, 1997               71
December 26, 1998               74
Thru July 1, 1999               37
                                --
            Total             $250
                              ====

Annual net rental expenses aggregated $68 for each of the fifty-two week periods ended December 30, 1995 and December 31, 1994.

(11)     Income Taxes

The components of income tax benefits for 1995 and 1994 are as follows:

                                       1995         1994
                                       ----         ----
     Current tax expense               $  1         --
     Deferred tax benefit               (20)        (57)
                                       ----         ----
                                       $(19)        (57)
                                       ====         ====

Total income tax expense for the fifty-two week periods ended December 30, 1995 and December 31, 1994 differs from the amount computed using the Federal statutory rate due to a change in the valuation allowance of $30 and $64 in 1995 and 1994, respectively, relating principally to the utilization of net operating loss carryforwards.

Deferred tax assets at December 30, 1995 and December 31, 1994 are as follows:


                                             December 30,      December 31,
                                                 1995              1994
                                                 ----              ----
Allowance for doubtful accounts                 $ 92                66
Inventory                                         63                32
Settlement reserve                                41                41
Loss carryforwards                               695               762
                                                ----              ----
Gross deferred tax assets                        891               901
Valuation allowance                              627               657
                                                ----              ----

Deferred tax asset                              $264               244
                                                ====              ====

Based upon the level of projected future taxable income over the periods which the deferred tax asset is deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 30, 1995. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has loss carryforwards of approximately $715 and $1,271 which will expire in 2004 and 2005, respectively, if the Company does not generate sufficient taxable income. The Company also has unused tax credits of approximately $24.

(12) Business Concentrations

During the fifty-two week periods ended December 30, 1995 and December 31, 1994, the Company derived approximately 87% and 84%, respectively, of its net sales domestically. The remaining sales of 13% and 16% in 1995 and 1994, respectively, were exports to various other countries. Sales to two customers represented 12% and 8% of net sales in 1995, respectively. In 1994, sales to a single customer represented 13% of net sales.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                           None.

                                                     PART III

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are:


Name                       Age    Position
----                       ---    --------
David Mintz.........       64     Chairman of the Board of Directors,
                                  Chief Executive Officer
Steven Kass.........       44     Chief Financial Officer, Secretary and
                                  Treasurer
Reuben Rapoport.....       65     Director of Production and Product
                                  Development and Director
Franklyn Snitow.....       49     Director
Bernard Koster......       61     Director

         David Mintz has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since August 1981.

         Steven Kass has been Chief Financial Officer of the Company since November 1986 and the Secretary and Treasurer since January 1987.

         Reuben Rapoport has been the Director of Production and Product Development of the Company since January 1984 and a Director of the Company since July 1983.

         Franklyn Snitow has been a Director of the Company since 1987. He has been a partner in the New York City law firm of Snitow & Pauley, the Company's general counsel, since 1985.

         Bernard Koster has been a Director of the Company since March 1993. He has been counsel to the New Jersey law firm of Litwin and Holsinger since January 1993. Since February 1990, Mr. Koster has also acted as an independent business consultant. From 1980 to 1990, Mr. Koster was president of Kartsun Ltd., a private company engaged in venture capital formation.

         All Directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships between Directors and executive officers of the Company. All of the executive officers devote their full time to the operations of the Company.

         Compliance with Section 16(a) of The Exchange Act. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten-percent of its Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock and other equity securities of the Company with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

         To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during fiscal 1995 its officers, directors and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Item 10.  Executive Compensation

         The following table sets forth information concerning the total compensation during the last three fiscal years for the Company's executive officers whose total salary in fiscal 1995 totaled $100,000 or more:

                                            SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                                Annual         Compensation
                                             Compensation  Securities Underlying
Name and Principal Position            Year   Salary ($)        Options (#)
---------------------------            ----   ----------        -----------
David Mintz, Chief Executive Officer   1995   $125,000             -
  and Chairman of the Board            1994    125,000             -
                                       1993    127,404           75,000

Rick W. Malloy, Executive Vice         1995    100,000             -
President (1)                          1994    100,000             -
                                       1993    101,923             -
          The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of their salary for such year.

---------------
(1) Mr. Malloy resigned as an officer in 1995.

          On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is Chairman and Chief Executive Officer of the Company. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would have otherwise necessitated a sale of the stock. The sale of such stock might have a negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member, the Company is to receive a complete refund of all its premiums paid plus interest at 4%.

          There are currently no employment agreements between the Company and any of its officers. The Company has not paid any cash remuneration to Mr. Snitow or Mr. Koster for their services as Directors in the last three years.

STOCK OPTIONS

         The following table provides information concerning stock options held in 1995 by each of the executive officers named above in the Summary Compensation Table. There were no options granted to any officers in 1995.


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                  ---------------------------------------------
                                                                Number of Shares
                                 Shares                      Underlying Unexercised    Value of Unexercised in the
                            Acquired on         Value        Options at FY-End (#)     Money Options at FY-End ($)
Name                        Exercise (#)    Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                        ------------    ------------   -------------------------   --------------------------
David Mintz,
Chief Executive Officer            -              -                75,000 (E)                    $4,688 (E)

Rick W. Malloy,
Executive Vice President           -              -                    -                                  -

--------
 (E)     Exercisable options

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 12, 1996, certain information regarding the Company's Common Stock $.01 par value, for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, for each executive officer named in the Summary Compensation Table, for each of the Company's Directors and for the executive officers and Directors of the Company as a group:


                                          Amount of
Name                                Beneficial Ownership      Percent of Class
----                                --------------------      ----------------
David Mintz........................      3,090,440 (1)             49.9%
Franklyn Snitow....................         30,000 (2)               *
Reuben Rapoport....................         20,000                   *
Bernard Koster.....................         16,000 (3)               *
Rick W. Malloy.....................              -                   *
All Executive Officers and
Directors as a group (6 persons)...      3,156,440 (4)             51.0%

-------------

         The address of all individuals except Messrs. Koster and Snitow is c/o Tofutti Brands, Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 345 Madison Avenue, New York, NY 10017 and the address of Mr. Koster is 1450 Broadway, New York, New York 10018. Each person listed above has sole voting and/or investment power of the shares attributed to him.

*        Less than 1%.

(1) Includes 75,000 shares issuable upon the exercise of currently exercisable stock options.

(2) Includes 30,000 shares issuable upon the exercise of currently exercisable stock options.

(3) Includes 16,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Includes 121,000 shares issuable upon the exercise of currently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions

         Franklyn Snitow, a director of the Company, is a member of the law firm of Snitow & Pauley, which firm provided minimal legal services on behalf of the Company in 1995.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1*      Certificate of Incorporation, as amended through February 1986.

3.1.1**   March 1986 Amendment to Certificate of Incorporation.

3.2*      By-laws.

4.1***    Copy of the Company's 1993 Stock Option Plan.

10.1****  Copy of Legal Settlement between the Company and the NEMP Corporation.

23.1      Consent of Independent Auditors.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None.

--------------


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1996.

                                     TOFUTTI BRANDS INC.
                                     (Registrant)

                                     /s/ David Mintz
                                         David Mintz
                                     Chairman of the Board and
                                     Chief Executive Officer

                                     Date: March 22, 1996

         In Accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 22, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/ Steven Kass
Steven Kass
Secretary, Treasurer and
Chief Financial Officer

/s/ Bernard Koster
Bernard Koster
Director

/s/ Reuben Rapoport
Reuben Rapoport
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

                                  EXHIBIT INDEX


Exhibit                                                                    Page

3.1*      Certificate of Incorporation, as amended through February 1986.

3.1.1**   March 1986 Amendment to Certificate of Incorporation.

3.2*      By-laws.

4.1***    Copy of the Company's 1993 Stock Option Plan.

10.1****  Copy of Legal Settlement between the Company and the NEMP Corporation.

23.1      Consent of Independent Auditors.



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

                                                                   EXHIBIT 23.1

                                                                   Exhibit 23.1









                         Consent of Independent Auditors



The Board of Directors
Tofutti Brands Inc.:

We consent to the incorporation by reference in the Registration Statement (No. 33-72654) on Form S-8 of Tofutti Brands Inc. of our report dated March 25, 1996, relating to the balance sheets of Tofutti Brands Inc. as of December 30, 1995 and December 31, 1994 and the related statements of operations and accumulated deficit, and cash flows for the fifty-two week periods ended December 30, 1995 and December 31, 1994 which report appears in the December 30, 1995 annual report on Form 10-KSB of Tofutti Brands Inc.


                                         s/KPMG Peat Marwick LLP

New York, New York
March 25, 1996