Form 10QSB
period 1996-03-30
TOFUTTI BRANDS INC
filed 1996-05-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1996

         Transition report under Section 13 or 15(d) of the Exchange Act for
         the transition period from         to

Commission file number:  1-9009


                               Tofutti Brands Inc.
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                13-3094658
                  --------                                ----------
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

Yes  X  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 6, 1996 the Issuer had 6,053,567 shares of Common Stock, par value $.01, outstanding

         Transitional Small Business Disclosure Format (check one):

                                  Yes    No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                             Page

Part I - Financial Information:

 Condensed Balance Sheets - March 30, 1996
   (Unaudited) and December 30, 1995 (Audited)                3

 Condensed Statements of Operations -
   (Unaudited) - Thirteen Week Period ended
   March 30, 1996 and Thirteen Week Period
   ended April 1, 1995                                        4

 Condensed Statements of Cash Flows -
   (Unaudited) - Thirteen Week Period
   ended March 30, 1996 and Thirteen Week
   Period ended April 1, 1995                                 5

 Notes to Condensed Financial Statements -
   (Unaudited)                                                6

 Management's Discussion and Analysis of
   Financial Condition and Results of
   Operation                                                7-8


Part II - Other Information:

 Item 4.           Submission of Matters to a Vote
                     of Shareholders                          9

 Item 6.           Exhibits and Reports on Form 8-K           9

 Signatures                                                  10

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)


                                                         March 30,  December 30,
                                                           1996         1995
                                                       (Unaudited)    (Audited)

     Assets

Current assets:
  Cash and cash equivalents                                $    10           12
  Accounts receivable (net of reserve of
    $251 in 1996 and $242 in 1995)                             851        1,006
  Inventories                                                  226          196
  Prepaid expenses                                               8           11
                                                           -------      -------
             Total current assets                            1,095        1,225

Deferred taxes                                                 264          264

Other assets                                                    56           56
                                                           -------      -------

             Total assets                                  $ 1,415        1,545
                                                           =======      =======

     Liabilities and Stockholders' Equity

Current liabilities:
  Legal settlement payable - current portion               $    13           13
  Accounts payable                                             365          364
  Accrued liabilities                                           46          186
                                                           -------      -------

              Total current liabilities                        424          563

Long-term debt - legal settlement                               77           81
                                                           -------      -------
              Total liabilities                                501          644

Stockholders' equity:
  Preferred stock                                             --           --
  Common stock                                                  61           61
  Paid-in capital                                            3,503        3,503
  Retained (deficit)                                        (2,650)      (2,663)
                                                           -------      -------

    Total stockholders' equity                                 914          901
                                                           -------      -------

    Total liabilities and stockholders'
      equity                                               $ 1,415        1,545
                                                           =======      =======

      See   accompanying   notes  to   condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)


                                                          Thirteen     Thirteen
                                                           weeks         weeks
                                                           ended         ended
                                                     March 30,1996  April 1,1995

Net sales                                                  $1,095          1,024
Cost of sales                                                 654            584
                                                           ------         ------

          Gross profit                                        441            440
                                                           ------         ------

Operating expenses:
  Selling                                                     160            172
  Marketing and sales promotion                                42             37
  Research and development                                     42             42
  General and administrative                                  180            173
                                                           ------         ------

                                                              424            424
                                                           ------         ------

     Operating income                                          17             16

Interest expense                                                3              3
                                                           ------         ------
     Income before income
       tax expense                                             14             13

Income tax expense                                              1           --
                                                           ------         ------

Net income                                                 $   13             13
                                                           ======         ======

Net income per share                                       $ --             --
                                                           ======         ======

Weighted average number of
  shares outstanding                                        6,071          6,084
                                                           ======         ======


See  accompanying   notes  to  condensed financial statements.

                               TOFUTTI BRANDS INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                 (000's omitted)

                                                   Thirteen         Thirteen
                                                     weeks            weeks
                                                     ended            ended
                                                  March 30,1996    April 1,1995

Cash flows from operating
  activities, net                                  $    2            103

Cash flows from investing activities                   -              -

Cash flows from financing activities                   -              -
     Net increase (decrease) in
       cash and cash equivalents                        2            103

Cash at beginning of period                            10              7
                                                     ----           ----

Cash at end of period                              $   12            110
                                                     ====           ====

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
      Interest                                     $    3              3














     See  accompanying   notes  to  condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)      Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         The composition of inventories is as follows:

                                          March 30,                 Dec. 30,
                                             1996                     1995
         Raw materials and packaging
           supplies                           $  81                    108
         Finished goods                         145                     88
                                              -----                   ----
                                              $ 226                    196
                                              =====                   ====

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

Results of Operations

Thirteen Weeks Ended March 30, 1996 Compared with Thirteen Weeks
Ended April 1, 1995

Net sales for the thirteen weeks ended March 30, 1996 were $1,095,000, an increase of $71,000 from the sales level realized for the thirteen weeks ended April 1, 1995. In the 1996 period sales of hard pack Tofutti decreased by $3,000, while food products sales increased by $74,000. The gross profit remained constant despite the increase in sales; however, the gross profit percentage for the current period declined compared to the previous period due to an increase in food product sales versus frozen dessert sales, and an increase in Cutie novelty sales and a decrease in pint sales. The gross profit obtained on sales of Cuties is less than that on sales of pints, as is the gross profit on food product sales compared to hard pack sales.

The Company anticipates a continuing increase in sales during the second and third quarters of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses decreased to $160,000 for the current fiscal quarter compared with $172,000 for the comparable period last year. This decrease is due principally to a reduction in payroll expense. Marketing and sales promotion expenses increased slightly to $42,000 from $37,000 in 1995 due to an increase in radio advertising and the purchase of point of sale material during the current quarter.

Research and development costs, which consist principally of salary expenses, remained constant at $42,000 for the thirteen weeks ended March 30, 1996.

General and administrative expenses increased slightly to $180,000 for the current quarter compared with $173,000 for the comparable period in 1995.

Interest expense was unchanged at $3,000 for the current quarter.

Liquidity and Capital Resources

At March 30, 1996, the Company's working capital was $671,000, an increase of $9,000 from December 30, 1995. At the end of the thirteen week period, accounts receivable decreased by $155,000 from December 30, 1995. Inventories increased by $30,000 reflecting an increase in finished goods inventory at outside warehouses, while prepaid expenses decreased by $3,000. Other assets and deferred taxes were unchanged from December 30, 1995. Accounts payable increased by $1,000, while accrued liabilities decreased by $140,000. The Company does not have any material capital commitments.

As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company continues to fund its operations from current resources. Based on recent sales trends and the planned introduction of new products in the second and third quarters of this year, the Company believes that its revenues will improve in 1996. Management believes that it will have sufficient financial resources to continue its operations through the coming year.

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

- -----------------------

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

                                     TOFUTTI BRANDS INC.
                                         (Registrant)



                                      s/David Mintz
                                      -------------
                                        David Mintz
                                        President



                                      s/Steven Kass
                                      -------------
                                        Steven Kass
                                        Chief Financial Officer

Date: May 8, 1996