Form 10QSB
period 1996-06-29
TOFUTTI BRANDS INC
filed 1996-08-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


  X     Quarterly report under Section 13 or 15 (d) of the Securities Exchange
 ---    Act of 1934 for the quarterly period ended June 29, 1996.

        Transition report under Section 13 or 15 (d) of the Exchange Act for the
 ---    transition period from ______  to ______

Commission file number: 1-9009


                        Tofutti Brands Inc.
- --------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Chapter)

              Delaware                               13-3094658
       ------------------------                  -------------------
       (State of Incorporation)                  (I.R.S. Employer
                                                 Identification No.)


                  50 Jackson Drive, Cranford, New Jersey 07016
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (908) 272-2400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     As of August 8, 1996 the Issuer had 6,053,567 shares of Common Stock, par value $.01, outstanding

     Transitional Small Business Disclosure Format (check one):
                                Yes     No
                                   ---    ---

                              TOFUTTI BRANDS INC.

                                     INDEX




                                                                   Page
Part I - Financial Information:

         Condensed  Balance Sheets - June 29, 1996
           (Unaudited) and December 30, 1995 (Audited)               3

        Condensed Statements of Operations -
          (Unaudited) - Thirteen and twenty-six week
          periods  ended June 29,1996 and thirteen and
          twenty-six  periods ended July 1, 1995                     4

        Condensed  Statements of Cash Flows -
          (Unaudited) - Twenty-six week period
          ended June 29, 1996 and twenty-six week
          period ended July 1, 1995                                  5

        Notes to Condensed Financial Statements -
          (Unaudited)                                                6

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation                                                 7-9


Part II - Other Information:

        Item 4.  Submission of Matters to a Vote
                   of Shareholders                                  10

        Item 6.   Exhibits and Reports on Form 8-K                  11

        Signatures                                                  12

                              TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                (000's omitted)


                                               June 29,     December 30,
                                                1996            1995
                                             (Unaudited)     (Audited)
                                             -----------     ---------

     Assets

Current assets:
  Cash and cash equivalents                  $     98            12
  Accounts receivable (net of reserve of
   $252 in 1996 and $242 in 1995)               1,060         1,006
  Inventories                                     271           196
  Prepaid expenses                                  6            11
                                                -----         -----
             Total current assets               1,435         1,225

Deferred taxes                                    264           264

Other assets                                       56            56
                                                -----         -----
             Total assets                       1,755         1,545
                                                =====         =====
     Liabilities and Stockholders' Equity

Current liabilities:
  Legal settlement payable - current portion       13            13
  Accounts payable                                599           364
  Accrued liabilities                              92           186
                                                 ----         -----
        Total current liabilities                 704           563

Long-term debt-legal settlement                    75            81
                                                -----         -----
        Total liabilities                         779           644

Stockholders' equity:
  Preferred stock                                   -             -
  Common stock                                     61            61
  Paid-in capital                               3,503         3,503
  Retained (deficit)                           (2,588)       (2,663)
                                                -----         -----
    Total stockholders' equity                    976           901
                                                -----         -----

    Total liabilities and stockholders'
     equity                                     1,755         1,545
                                                =====         =====

See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS INC.
                       Condensed Statement of Operations
                                  (Unaudited)
                                (000's omitted)



                                    Thirteen  Thirteen  Twenty-Six  Twenty-Six
                                      weeks     weeks      weeks       weeks
                                      ended     ended      ended       ended
                                     6/29/96    7/1/95    6/29/96      7/1/95
                                     -------    ------    -------      ------

Net sales                           $  1,679     1,487      2,774       2,510
Cost of sales                          1,055       896      1,709       1,479
                                       -----     -----      -----       -----
          Gross profit                   624       591      1,065       1,031
                                       -----     -----      -----       -----
Operating expenses:
  Selling                                238       228        398         400
  Marketing and sales promotion           73       120        115         157
  Research and development                57        40         99          82
  General and administrative             190       155        370         328
                                       -----     -----      -----       -----

                                         558       543        982         967
                                       -----     -----      -----       -----

     Operating income                     66        48         83          64

Interest expense                           3         3          7           6
                                       -----     -----      -----       -----
     Income before income
       tax expense                        63        45         76          58

Income tax expense                         -         -          1           1
                                       -----     -----      -----       -----

Net income                           $    63        45         75          57

Net income per share                 $   .01       .01        .01         .01
                                       -----     -----      -----       -----
Weighted average number of
shares outstanding                     6,065     6,063      6,065       6,063
                                       =====     =====      =====       =====



See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS INC.

                       Condensed Statements of Cash Flows

                                  (Unaudited)

                                (000's omitted)


                                                Twenty-six        Twenty-six
                                                  weeks             weeks
                                                  ended             ended
                                                 6/29/96            7/1/95
                                                 -------            ------

Cash flows from operating
  activities, net                              $    86                 7
                                                ------            ------
Cash flows from investing activities:                -                 -

Cash flows from financing activities                 -                 -
         Net increase in cash
           and cash equivalents                     86                 7
                                                ------            ------

Cash at beginning of period                         12                 7
                                                ------            ------

Cash at end of period                               98                14
                                                ======            ======


Suplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
          Interest                                   7                 6

          Income taxes                               1                 1




See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                (000's omitted)



(1)   Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the twenty-six week period ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)     Inventories

        The composition of inventories is as follows:

                                             June 29,    Dec. 30,
                                               1996        1995
                                               ----        ----
             Raw materials and packaging
              supplies                        $ 116         108
             Finished goods                     155          88
                                               ----        ----
                                                271         196

                              TOFUTTI BRANDS INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements. The discussion and analysis contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in the economy, changes in the Company's product sales mix and other factors which may be beyond the Company's control.

Results of Operations

Thirteen Weeks Ended June 29, 1996 Compared with Thirteen Weeks Ended
July 1, 1995

Net sales for the thirteen weeks ended June 29, 1996 were $1,679,000, an increase of $192,000, or 13% from the sales level realized for the thirteen weeks ended July 1, 1995. The Company's frozen dessert line (principally novelty items), and food product line, both showed increases during this period. The Company's gross profit for the current quarter increased by $33,000, while its gross profit percentage decreased to 37% compared to 40% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1996 period. The Company's gross profit on novelties and food products is less than on pints.

The Company anticipates a continuing increase in sales during the third and fourth quarters of the current fiscal year due to the introduction of new products and expanded distribution. Such increases are dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased slightly to $238,000 for the current fiscal quarter compared with $228,000 for the comparable period last year, due to an increase in freight and commission expenses related to the higher sales level. This decrease was due to a reduction of payroll costs. Marketing and sales promotion expenses decreased to $73,000 in 1996 from $120,000 in 1995. This decrease was due principally to the costs associated with a radio advertising campaign in northern California during the 1995 period which was not repeated in 1996.

Research and development expenses increased to $57,000 for the thirteen weeks ended June 29, 1996 from $40,000 in the comparable 1995 period, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

General and administrative expenses were $190,000 for the current quarter compared with $155,000 for the comparable period in 1995, reflecting increased building maintenance costs, professional fees and outside services.


Twenty-Six Weeks Ended June 29, 1996 Compared with Twenty-Six Weeks Ended July 1, 1995

Net sales for the twenty-six weeks ended June 29, 1996 were $2,774,000, an increase of $264,000, or 11% from the sales level realized for the twenty-six weeks ended July 1, 1995. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current period increased by $34,000, while its gross profit percentage decreased to 38% as compared to 41% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1996 period. The Company's gross profit on novelties and food products is less than on pints.

Selling expenses decreased slightly to $398,000 for the current fiscal period compared with $400,000 for the comparable period last year. The increase in freight, commission and warehouse expenses associated with the increased sales level was offset by a reduction in payroll costs. Marketing and sales promotion expenses decreased to $115,000 from $157,000 in 1995. This increase was due principally to the costs associated with a radio advertising campaign in northern California during 1995, which was not repeated in 1996.

Research and development expenses were $99,000 for the twenty-six weeks ended June 29, 1996, compared with $82,00 for the comparable period last year, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

General and administrative expenses were $370,000 for the current period compared with $328,000 for the comparable period in 1995, reflecting increased building maintenance costs, professional fees and outside services.

The Company's imputed interest expense was $7,000 for the twenty-six weeks ended June 29, 1996 compared with $6,000 for the twenty-six weeks ended July 1, 1995.

Liquidity and Capital Resources

The Company's working capital was $731,000 at June 29, 1996, an increase of $69,000 from December 30, 1995. Accounts receivable increased slightly to $1,060,000 at June 29, 1996, an increase of $54,000 from December 30, 1995.
Inventories increased by $75,000 due principally to an increase in finished goods inventory reflecting the higher sales level and new product introductions.

Prepaid expenses decreased by $5,000 to $6,000 at June 29, 1996, due primarily to the amortization of the Company's business insurance which renews in August. Deferred taxes and other assets were unchanged from December 30, 1995 at $264,000 and $56,000 respectively.

Accounts payable increased by $235,000 to $599,000 at June 29, 1996, reflecting the higher sales level and increase in inventory, while accrued liabilities declined from December 30, 1995 by $94,000 to $92,000 at June 29, 1996.

As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company continues to fund its operations from current resources. Based on recent sales trends and the planned introduction of new products in the third and fourth quarters of this year, the Company believes that its revenues will improve in 1996. Management believes that it will have sufficient financial resources to continue its operations through the coming year.

The Company does not have any material capital commitments.

                          PART II - OTHER INFORMATION

                              TOFUTTI BRANDS INC.


Item 4.  Submission of Matters to a Vote of Shareholders


        During the thirteen week period ended June 29, 1996, the Company held its Annual Meeting of Shareholders.

        At the meeting, held on June 4, 1996, the Company's shareholders voted for:

        1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 1996 Annual Meeting of Shareholders

                            For       Against  Abstained  Unvoted
                            ---       -------  ---------  -------
        David Mintz       5,443,195   115,077      -         -
        Bernard Koster    5,443,534   114,738      -         -
        Reuben Rapoport   5,442,594   115,678      -         -
        Franklin Snitow   5,443,534   114,738      -         -

        2. The ratification of the appointment of KPMG Peat Markwick to examine the Company's acounts for 1996.


                             For       Against  Abstained   Unvoted
                             ---       -------  ---------   -------
                         5,443,195     18,980    11,863      -

        3. The approval of a proposal to amend the Company's 1993 Stock Option Plan and increase by 1,000,000 shares the number of shares of the Company's Common Stock available for the grant of options.

                             For       Against   Abstained  Unvoted
                             ---       -------   ---------  -------
                          3,463,647    244,801    31,592    1,726,755

Item. 6.   Exhibits and Reports on Form 8-K
           --------------------------------
(a)        Exhibits

3.1*       Certificate of Incorporation, as ammended through February 1986

3.1.1**    March 1986 Amendment to Certificate of Incorporation

3.2*       By-laws

4.1***     Copy of the Company's 1993 Stock Option Plan

10.1****   Copy of Legal Settlement between the Company and the NEMP Corporation

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

           None

- -----------------------------

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 9134, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TOFUTTI BRANDS INC.
                                            (Registrant)




                                         /s/David Mintz
                                         ----------------------
                                             David Mintz
                                              President




                                          /s/Steven Kass
                                          ---------------------
                                             Steven Kass
                                          Chief Financial Officer




Date:  August 12, 1996