Form 10QSB
period 1996-09-28
TOFUTTI BRANDS INC
filed 1996-11-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1996

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______  to  ________

Commission file number:  1-9009


                               Tofutti Brands Inc.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                         13-3094658
         ----------------                                  ----------------
    (State of Incorporation)                              (I.R.S. Employer
                                                          Identification No.)


                  50 Jackson Drive, Cranford, New Jersey 07016
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 272-2400
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


            --------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 8, 1996 the Issuer had 6,053,567 shares of Common Stock, par value $.01, outstanding

         Transitional Small Business Disclosure Format (check one):

                                       Yes      No  X
                                           ---     ---

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                           Page

Part I - Financial Information:

         Condensed Balance Sheets - September 28, 1996
           (Unaudited) and December 30, 1995 (Audited)                       3

         Condensed  Statements  of  Operations - (Unaudited) - Thirteen
           and thirty-nine week periods ended September 28, 1996 and thirteen and thirty-nine week periods ended
           September 30, 1995                                                4

         Condensed Statements of Cash Flows - (Unaudited) - Thirty-nine week period ended September 28, 1996 and thirty-nine week
           period ended September 30, 1995                                   5

         Notes to Condensed Financial Statements -
           (Unaudited)                                                       6

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                       7-9


Part II - Other Information:

         Item 4.    Submission of Matters to a Vote
                     of Shareholders                                         10

         Item 6.    Exhibits and Reports on Form 8-K                         10

         Signatures                                                          11

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)


                                                  September 28,     December 30,
                                                      1996             1995
                                                  (Unaudited)        (Audited)
                                                  -----------        ---------
     Assets
Current assets:
  Cash and cash equivalents                       $      5                12
  Accounts receivable (net of reserve of
    $289 in 1996 and $242 in 1995)                   1,167             1,006
  Inventories                                          289               196
  Prepaid expenses                                       8                11
                                                    ------             -----
             Total current assets                    1,469             1,225

Deferred taxes                                         264               264
Other assets                                            56                56
                                                    ------             -----
             Total assets                         $  1,789             1,545
                                                    ======             =====

    Liabilities and Stockholders' Equity
Current liabilities:
  Legal settlement payable - current portion      $     13                13
  Accounts payable                                     577               364
  Accrued liabilities                                   97               186
                                                    ------             -----
              Total current liabilities                687               563

Long-term debt - legal settlement                       71                81
                                                    ------             -----
              Total liabilities                        758               644
Stockholders' equity:
  Preferred stock                                       -                 -
  Common stock                                          61                61
  Paid-in capital                                    3,503             3,503
  Retained (deficit)                                (2,533)           (2,663)
                                                    ------            ------
    Total stockholders' equity                       1,031               901
                                                    ------            ------

    Total liabilities and stockholders'
      equity                                      $  1,789             1,545
                                                    ======            ======






              See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)


                                                                                     Thirty-           Thirty-
                                              Thirteen            Thirteen           nine              nine
                                              weeks               weeks              weeks             weeks
                                              ended               ended              ended             ended
                                              9/28/96             9/30/95            9/28/96           9/30/95
                                              -------             -------            -------           -------

Net sales                                     $ 1,656              1,334              4,430             3,844
Cost of sales                                   1,094                806              2,803             2,285
                                                -----              -----              -----             -----

     Gross profit                                 562                528              1,627             1,559
                                                -----              -----              -----             -----

Operating expenses:
  Selling                                         222                186                620               586
  Marketing and sales promotion                    52                 99                167               256
  Research and development                         47                 40                146               122
  General and administrative                      183                166                553               495
                                                -----              -----              -----             -----

                                                  504                491              1,486             1,459
                                                -----              -----              -----             -----

     Operating income                              58                 37                141               100

Interest expense                                    3                  3                  9                 9
                                                -----              -----              -----             -----
     Income before income
       tax expense                                 55                 34                132                91

Income tax expense                                 -                  -                   1                 1
                                                -----              -----              -----             -----

Net income                                    $    55                 34                131                90

Net income per share                          $   .01                .01                .02               .01
                                                =====              =====               ====              ====

Weighted average number of
shares outstanding                              6,065              6,086              6,065             6,086
                                                =====              =====              =====             =====


          See  accompanying  notes to  condensed financial statements.


                               TOFUTTI BRANDS INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                 (000's omitted)


                                                   Thirty-              Thirty-
                                                   nine                 nine
                                                   weeks                weeks
                                                   ended                ended
                                                   9/28/96              9/30/95
                                                   -------              -------

Cash flows from operating
  activities, net                                  $   7                  (12)

Cash flows from investing activities                   -                   -

Cash flows from financing activities                   -                   10
                                                     ----                ----
     Net increase (decrease) in
       cash and cash equivalents                       7                   (2)

Cash at beginning of period                           12                    7
                                                     ----                ----

Cash at end of period                              $   5                    5
                                                     ====                ====

Supplemental  disclosures of cash flow
 information:
 Cash paid during the period for:
          Interest                                 $   9                    9

          Income taxes                                 1                    1









       See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)      Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         The composition of inventories is as follows:

                                                    Sept. 28,        Dec. 30,
                                                       1996            1995
                                                     ------           ------
             Raw materials and packaging
               supplies                              $  90              108
             Finished goods                            199               88
                                                     -----             ----
                                                     $ 289              196
                                                     =====             ====

                               TOFUTTI BRANDS INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements. The discussion and analysis contains trend analysis and other forward- looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in the economy, changes in the Company's product sales mix and other factors which may be beyond the Company's control.

Results of Operations

Thirteen Weeks Ended September 28, 1996 Compared with Thirteen
Weeks Ended September 30, 1995

         Net sales for the thirteen weeks ended September 28, 1996 were $1,656,000, an increase of $322,000, or 24% from the sales level realized for the thirteen weeks ended September 30, 1995. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current quarter increased by $34,000, while its gross profit percentage decreased to 34% from 40% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1996 period. The Company's gross profit on novelties and food products is less than on pints. The decrease was also due to special allowances used to introduce the Company's new pasta, cookie and frozen novelty lines.

         The Company anticipates that sales will increase during the fourth quarter of the current fiscal year as compared to the comparable 1995 period due to the introduction of new products and expanded distribution. This increase is dependent upon market acceptance of these products, for which no assurance can be given.

         Selling expenses increased to $222,000 for the current fiscal quarter compared with $186,000 for the comparable period last year, due to an increase in freight, commission, bad debt and food show expenses related to the higher sales level. Marketing and sales promotion expenses decreased to $52,000 in 1996 from $99,000 in 1995. This decrease was due principally to a reduction in promotions, magazine and newspaper advertising in the 1996 period.

         Research and development expenses were $47,000 for the thirteen weeks ended September 28, 1996, compared with $40,000 for the comparable 1995 period, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

         General and administrative expenses were $183,000 for the current quarter compared with $166,000 for the comparable period in 1995, reflecting increased building maintenance costs, office expense, professional fees and outside services. Most of these increases were directly related to the increase in sales volume.

         The Company's imputed interest expense was unchanged for the thirteen weeks ended September 28, 1996 compared with the comparable period in 1995.


Thirty-nine Weeks Ended September 28, 1996 Compared with Thirty-nine Weeks Ended September 30, 1995

         Net sales for the thirty-nine weeks ended September 28, 1996 were $4,430,000, an increase of $586,000, or 15% from the sales level realized for the thirty-nine weeks ended September 30, 1995. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current period increased by $68,000, while its gross profit percentage decreased to 37% as compared to 41% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1996 period. The Company's gross profit on novelties and food products is less than on pints. The decrease was also due to special allowances used to introduce the Company's new pasta, cookie and frozen novelty lines.

         Selling expenses increased to $620,000 for the current fiscal period compared with $586,000 for the comparable period last year. The increase in freight, commission, warehouse, bad debt and food show expenses associated with the increased sales level was partially offset by a reduction in payroll costs. Marketing and sales promotion expenses decreased to $167,000 from $256,000 in 1995. This decrease was due principally to a reduction in promotions, magazine and newspaper advertising in the 1996 period.

         Research and development expenses were $146,000 for the thirty-nine weeks ended September 28, 1996, compared with $122,000 for the comparable period last year, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

         General and administrative expenses were $553,000 for the current period compared with $495,000 for the comparable period in 1995, reflecting increased building maintenance costs, office expense, professional fees and outside services. Most of these increases were directly related to the increase in sales volume.

         The Company's imputed interest expense was unchanged at $9,000 for the thirty-nine weeks ended September 28, 1996.


Liquidity and Capital Resources

         The Company's working capital was $782,000 at September 28, 1996, an increase of $120,000 from December 30, 1995. Accounts receivable increased to $1,167,000 at September 28, 1996, an increase of $161,000 from December 30, 1995. This increase was attributable to the increase in sales. Inventories increased by $93,000 due principally to an increase in finished goods inventory reflecting the higher sales level and new product introductions.

         Prepaid expenses decreased slightly by $3,000 to $8,000 at September 28, 1996. Deferred taxes and other assets were unchanged from December 30, 1995 at $264,000 and $56,000, respectively.

         Accounts payable increased by $213,000 to $577,000 at September 28, 1996, reflecting the higher sales level and increase in inventory, while accrued liabilities declined from December 30, 1995 by $89,000 to $97,000 at September 28, 1996.

         As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company continues to fund its operations from current resources. Based on recent sales trends and the planned introduction of new products in the fourth quarter of this year, and the first quarter of 1997, the Company believes that its revenues may improve in 1996 and that such improvement in sales shall continue into 1997. Management believes that it will have sufficient financial resources to continue its operations through the coming year.

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

3.2*         By-laws

4.1***       Copy of the Company's 1993 Stock Option Plan

10.1****     Copy of Legal Settlement between the Company and the NEMP
             Corporation

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None

---------------------
* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

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

                                      TOFUTTI BRANDS INC.
                                           (Registrant)



                                 /s/David Mintz
                                 ------------------------
                                    David Mintz
                                    President



                                 /s/Steven Kass
                                 ------------------------
                                    Steven Kass
                                 Chief Financial Officer

Date:  November 12, 1996