Form 10KSB
period 1996-12-28
TOFUTTI BRANDS INC
filed 1997-03-28
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 1996

                         Commission File Number: 1-9009

                               TOFUTTI BRANDS INC.
                 (Name of small business issuer in its charter)

                 Delaware                                   13-3094658
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

   50 Jackson Drive, Cranford, New Jersey                     07016
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (908) 272-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
                Title of each class                       on which registered
                -------------------                       -------------------
    Common Stock, par value $.01 per share               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [x]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $5,842,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 11, 1997 was $2,089,000.

As of March 11, 1997, the Registrant had 6,053,567 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format     Yes [ ]   No [x].

                                     PART I

Item 1.  Description of Business

GENERAL

     Tofutti Brands Inc., a Delaware corporation (the "Company") is engaged in the development, production and marketing of TOFUTTI(R) brand non-dairy frozen desserts and other food products. TOFUTTI products are non-dairy, soya-based products which contain no butterfat, cholesterol or lactose. Butterfat and cholesterol are perceived by some medical experts and a significant number of consumers as causing health problems. In addition, some studies have shown that lactose intolerance, the inability to metabolize milk and dairy products, is present to varying degrees in a significant number of people. All dairy products have lactose, or milk sugar. Most human beings are born with a supply of lactase, an enzyme essential for digesting lactose. With age, the body's supply of lactase may diminish, which may cause difficulty in the digestion of lactose. TOFUTTI products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. TOFUTTI products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

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

     Since May 1982, the Company has been engaged in the sale of a liquid mix for the processing of TOFUTTI in numerous flavors by soft serve machines at retail locations. In June 1984, the Company commenced selling hard frozen TOFUTTI. In 1987, the Company introduced a low fat version of Tofutti called Lite Lite(R), in both hard frozen and soft serve forms. During 1988, the Company introduced two soya-based, non-dairy products, EGG WATCHERS(R) and BETTER THAN CREAM CHEESE(R). SOUR SUPREME(R), a non-dairy sour cream, was introduced at the end of 1991. During 1993, the Company introduced BETTER THAN YOGURT(R), containing non-dairy acidophilus cultures. This product replaced the hard frozen Lite Lite line and became the low fat alternative to premium Tofutti. In 1993 the Company also introduced TOFUTTI FRUTTI(R), a cholesterol-free, fat-free frozen dessert sweetened only with fruit juice, which is currently being sold in health food stores. On November 1, 1993, the Company signed a licensing agreement with Papetti's Hygrade Egg Products, Inc. ("Papetti's"), the Company's then-current EGG WATCHERS co-packer. The agreement granted Papetti's exclusive worldwide manufacturing and distribution rights for TOFUTTI EGG WATCHERS. During 1994, the Company increased its distribution in the natural health food market. The

Company also saw significant increases in its TOFUTTI CUTIE(R) novelty sales. During the spring of 1995 the Company introduced two new stick novelties, TOFUTTI TEDDY FUDGE BARS(R), a low fat fudge bar and TOFUTTI CHOCOLATE FUDGE TREATS, a sugar-free, fat-free chocolate fudge bar. During the summer, the Company added a Wildberry CUTIE to its mini sandwich novelty line. In early fall 1995, the Company introduced its new pint sorbet line and introduced chocolate enrobed novelty slices, featuring the TOFUTTI CUTIE PIE, later in the fall. The Company introduced its non-dairy tofu-filled TOFUTTI TORTELLINI and MINI RAVIOLI in December 1995. The Company also changed its BETTER THAN YOGURT product line to low fat TOFUTTI non-dairy frozen dessert.

     The Company made several new product introductions in 1996. During the year, the Company extended its non-dairy cheese line by introducing six new flavors of BETTER THAN CREAM CHEESE and three new flavors of SOUR SUPREME. During the summer of 1996, the Company introduced several new frozen novelty items, including cakes and other chocolate enrobed novelties. The Company at this time also introduced its first non-frozen, non-refrigerated product line, TOFUTTI COOKIES. In December, the Company introduced a chocolate coated CANNOLI filled with a non-dairy cheese filling.

     In 1996, the Company also made a change in its distribution arrangements for the metropolitan New York area. Effective March 31, 1996, the Company terminated the services of The Haagen-Dazs Company and appointed the Mattus Ice Cream Company to be its New York area master distributor.

TOFUTTI PRODUCT LINE

o Premium TOFUTTI non-dairy frozen dessert, available in prepacked pints, three-gallon cans and soft serve mix, is sold nationally in supermarkets, grocery stores, retail shops and restaurants. The Company currently offers seven flavors of premium hard frozen TOFUTTI:
          Chocolate Supreme, Wildberry Supreme, Vanilla, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch and Better Pecan(R).

o TOFUTTI low fat non-dairy frozen dessert offers the calorie-conscious consumer a creamy dessert that is 98% fat free and less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Vanilla Fudge, Chocolate Fudge, Coffee Marshmallow Swirl, Strawberry Banana and Peach Mango.

o TOFUTTI FRUTTI(R) in pint containers is a non-dairy, cholesterol-free, fat-free frozen dessert sweetened only with fruit juice, with non-dairy active acidophilus cultures. Three flavors, Apricot Mango, Vanilla Apple Orchard and Three Berry, are being distributed to health food stores.

o Cool and refreshing TOFUTTI SORBETS in pint containers offer the consumer a natural sorbet dessert and come in six flavors: Chocolate, Strawberry, Orange Peach Mango, Lemon, Coffee and Raspberry Tea.

o TOFUTTI CUTIES(R) are bite-size frozen sandwiches combining a chocolate, vanilla or wildberry filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.

o TOFUTTI FRUTTI(R) stick novelties have 180 calories per bar and combine creamy vanilla TOFUTTI with a tangy sorbet covered in chocolate.

o TEDDY FUDGE POPS(R) and CHOCOLATE FUDGE TREATS are stick novelties that offer the consumer the same taste as real fudge bars. The TEDDY FUDGE POP has 70 calories and 1 gram of fat per bar, while CHOCOLATE FUDGE TREATS have only 30 calories per bar and are fat and sugar free.

o The TOFUTTI CUTIE PIE is a rich, premium novelty treat that combines a rich vanilla or chocolate center covered with a chocolate coating. They are available in bulk pack for institutional sale or retail pack for supermarkets.

o TOFUTTI DIXIE CUPS offer the consumer a portion controlled 4 oz. cup of TOFUTTI frozen dessert in either Vanilla or Chocolate flavors.

o TOFUTTI SUNDAE CUPS offer the diet conscious consumer a sugar free, fat free dessert with the taste and texture of premium TOFUTTI. They are currently available in two flavors: Vanilla Fudge Sundae and Strawberry Sundae.

o TOFUTTI FROZEN DESSERT CAKES offer the Tofutti consumer an upscale non-dairy frozen dessert alternative to dairy ice cream cakes. The cakes come in various types, CHOCOLATE LOVERS DELIGHT, ROCK N' ROLL and the SPRINKLE ROLL, and sizes. They are currently available in supermarkets and health food store outlets.

o TOFUTTI ITALIAN STYLE CANNOLI are made using the Company's non-dairy BETTER THAN CREAM CHEESE. They combine a creamy, non-dairy cheese filling with a chocolate covered cannoli shell. The CANNOLI are available in retail and bulk boxes.

o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese but is milk and butterfat free and contains no cholesterol. The 8 oz. retail packages are available in plain, French onion, herbs and chives, wildberry, smoked salmon, jalapeno, cinnamon and raisin, ginseng and dill, and garlic and herb. The plain version is also available in 30 lb. bulk boxes.

o SOUR SUPREME(R) complements BETTER THAN CREAM CHEESE in that it is similar in taste and texture to traditional sour cream but is milk and butterfat-free and contains no cholesterol. The 12 oz. retail packages are available in plain, guacamole, salsa and cherries 'n' berries. The plain version is also available in 30 lb. bulk boxes.

o TOFUTTI TORTELLINI and MINI RAVIOLI are bite-sized frozen pasta filled with TOFUTTI BETTER THAN CREAM CHEESE and are sold in 15 oz. bags for supermarkets and 10 lb. boxes for institutional sales. The tortellini are available in three flavors: cheese, spinach cheese and meatless meat.

o EGG WATCHERS(R) is a fat-free replacement for whole eggs that has the taste, nutrition and versatility of whole eggs without the cholesterol and with 60% less calories and fat. EGG WATCHERS can be used in virtually all recipes that require whole eggs.

o TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in peanut butter, oatmeal raisin, chocolate chip and fig bars. Like all TOFUTTI products, they are completely dairy and cholesterol free.

PRODUCTION

     All of the Company's products are manufactured by co-packers to whom the Company supplies certain key ingredients for the manufacturing process. The Company's co-packers manufacture and package the Company's products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as non-dairy frozen dessert and non-dairy cheeses, the Company has more than one co-packer. The Company currently has ten co-packers, including one in the United Kingdom that manufactures the Company's non-dairy frozen dessert pints.

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

     KOF-K  Kosher  Supervision  ("KOF-K") of Teaneck,  New Jersey  provides the
Company's kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. The Company believes that its ability to successfully market and distribute its products is dependent upon its continued compliance with the requirements of rabbinic certification. All TOFUTTI products meet the requirements for certification as kosher-parve.

MARKETING AND DISTRIBUTION

     TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, Kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, all products marketed by the Company are sold either through independent unaffiliated food brokers or distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as agents for the Company within designated territories or for specific accounts and receive commissions, which average 5% of net sales.

     On April 1, 1993, the Company entered into an exclusive distribution agreement with Haagen-Dazs, a subsidiary of Grand Metropolitan Ltd., for the distribution of its non-dairy frozen dessert products principally in the New York metropolitan area. On February 27, 1996, the Company informed Haagen-Dazs that its services would be terminated effective March 31, 1996 and that the Mattus Ice Cream Company would begin distributing in the metropolitan New York area. During 1996, sales to Haagen-Dazs distributors nationwide totaled $141,000 or 2% of sales as compared to $1,044,000 or 21% of sales in 1995. In September 1993, Haagen-Dazs began distributing the Company's frozen dessert products in Florida and in 1994 began distributing in Atlanta, Phoenix, Dallas and San Francisco. Currently, the Company still sells to Haagen-Dazs in Florida and Atlanta. Total sales to Haagen-Dazs and Mattus in the New York metropolitan area were $419,000 or 7% of sales in 1996 as compared to $663,000 or 13% of sales in 1995. The reduction in sales in the metropolitan New York area was due to the fact that in anticipation of the termination of its agreement with the Company, Haagen-Dazs made minimal purchases of product during the first quarter of 1996, as compared to the first quarter of 1995. Additionally, the Company issued credits in excess of $100,000 to Haagen-Dazs to settle returned product and trade allowance expenses. The Company anticipates an improvement in its metropolitan New York area business during 1997.

     During 1996, the Company expanded its distribution in the national health food market, which now includes twenty-two distributors. Sales to the Company's health food distributors in 1996 were $2,232,000 or 38% of sales, as compared to $1,543,000 or 31% of sales in 1995. In 1996, the Company had sales of $821,000 or 14% of sales to Trader Joe's, a west coast based health food supermarket chain, as compared to $609,000 or 12% in 1995. Overall, the Company's west coast sales were $1,511,000 or 26% of sales in 1996, as compared to $1,237,000 or 25% in 1995. The Company continues to have a strong presence in the kosher market, with sales of $599,000 or 10% of sales in 1996, as compared with sales of $496,000 or 10% in 1995. The Company expects the favorable trend in the national health food, west coast and kosher markets to continue in 1997. The Company currently sells its frozen desserts in most major markets in the United States, including Atlanta, Boston, Dallas, Philadelphia, Cleveland, Cincinnati, Detroit, Denver, Phoenix, Los Angeles, San Francisco and Seattle.

     During 1996, the Company shipped TOFUTTI non-dairy products to distributors in Canada, England, Belgium, France, Germany, the Netherlands, Sweden, Panama, Martinique, Mexico, Israel and Australia. Sales to foreign countries totaled $621,000 or 11% of sales in 1996, versus $661,000 or 13% of sales in 1995. The decrease in export sales was due primarily to a reduction in sales to the Company's Israeli distributor, which was partially offset by increased sales to other foreign customers. The Company's future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the Company's local currency price for its products.

RESEARCH AND DEVELOPMENT

     During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of the Company's current products. In 1996 and 1995, the Company's research and development expenses were $206,000 and $176,000, respectively. Such amounts do not include any portion of Mr. Mintz's salary.

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

     The Food, Drug and Cosmetic Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to TOFUTTI. TOFUTTI frozen dessert products meet the New York State standard of identity for "parevine," which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming.

     Food manufacturing facilities are subject to inspections by various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. The Company has applied for and received a wholesale frozen desserts manufacturer's license from the New York Department of Agriculture and Markets. This license does not authorize the Company to manufacture its frozen dessert products directly. The license is presently valid only to the extent that the Company's products are manufactured at its present contract production facilities in New Jersey, New York, Pennsylvania, Vermont and Maine. Manufacturing at any other facility would, to the extent that the Company's products are distributed in New York, require separate approval by the New York Department of Agriculture and Markets. Other states have similar rules requiring pre-clearance or notification of any change in a manufacturing location. The Company's Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and Environmental Health Services.

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

TRADEMARKS AND PATENTS

     The Company has registered its trademark, TOFUTTI(R), and other trademarks for its frozen desserts and other products in the United States and approximately 35 foreign countries. The Company believes its trademarks are an important means of establishing consumer recognition for its products.

     Although the Company believes that its formulas and processes are proprietary, the Company has not sought patent protection for such technology. Instead, the Company is relying on the complexity of its technology, on trade secrecy laws, and on confidentiality agreements. The Company believes that its technology has been independently developed and does not infringe the patents of others.

EMPLOYEES

     On December 28, 1996, the Company employed seven people on a full-time basis, compared with eight people as of December 30, 1995. The Company considers its relations with its employees to be good.

Item 2.  Description of Properties

     The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses the Company's administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. On January 3, 1994, the Company signed a five-year lease extension which expires July 1, 1999. Management believes that the Cranford facility will continue to satisfy the Company's space requirements for the foreseeable future.

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

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:


Quarter Ended                                 High             Low
-------------                                 ----             ---

April 1, 1995........................         1               13/16
July 1, 1995.........................           7/8            9/16
September 30, 1995...................         1-1/2            5/8

Quarter Ended                                 High             Low
-------------                                 ----             ---

December 30, 1995....................          15/16           9/16

March 30, 1996.......................         1                9/16
June 29, 1996........................          15/16           5/8
September 28, 1996...................           3/4            5/8
December 28, 1996....................           3/4            9/16

     As of March 11, 1997, there were approximately 1,141 holders of record of the Company's Common Stock. The Company has not paid and has no present intention of paying cash dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements which are subject to risks and uncertainties. Actual results could differ materially from the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business," as well as those discussed elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Fifty-two Weeks Ended December 28, 1996 Compared with Fifty-two Weeks Ended December 30, 1995

     Net sales for the fifty-two weeks ended December 28, 1996 were $5,842,000, an increase of $819,000 from the sales level realized for the fifty-two weeks ended December 30, 1995. In the 1996 period, sales of hard pack TOFUTTI and food product sales increased by $449,000 and $390,000, respectively. The hard pack sales increase was attributable to an increase in novelty sales of $749,000, which was offset by a decline in pint sales of $316,000. The Company's gross profit for the current year increased by $123,000 due primarily to the sales increase, while its gross profit percentage decreased to 36% from 40% in 1995. The decline in the Company's gross profit percentage was due to the increase in frozen novelty and food product sales and the decline in pint sales. The gross profit percentage on novelties and food products is less than on pints. The gross profit in 1996 was also adversely affected by the start-up costs associated with the Company's new frozen dessert and non-dairy cheese products.

     Based on its recent sales trend, the Company believes that its revenues will improve in 1997. The Company expects continued sales increases in its frozen dessert and food product lines and in most customer categories.

     Selling expenses increased to $870,000 for the current fiscal period from $848,000 for the comparable 1995 period. The primary cause of the increase was increased warehouse and freight expenses. The increase in warehouse expense is attributable to the increase in inventory. The increased freight expense is attributable to an increase in shipments to the mid-western and western United States. Marketing and sales promotion expenses decreased in 1996 to $230,000 from $276,000 in 1995. This decrease was due principally to the Company's reduction in trade magazine and newspaper advertising.

     Research and development expenses increased in 1996 to $206,000 as compared to $176,000 in 1995. The increase in research and development expenses was due to increased costs associated with new product development and the start-up of new co-packing plants to make those products. General and administrative expenses were $716,000 for the current period compared with $661,000 for the comparable period in 1995. The increase of $55,000 was due in part to increased telephone, building maintenance, professional fees, and business insurance expenses.

     Interest expense was $12,000 for each of the fifty-two week periods ended December 28, 1996 and December 30, 1995.

     As a result of reductions in the valuation allowance on deferred tax assets, the Company recorded income tax benefits of $45,000 and $19,000 in 1996 and 1995, respectively.

Liquidity and Capital Resources

     At December 28, 1996, the Company's working capital was $715,000, an increase of $53,000 from December 30, 1995. At the end of the fifty-two week period, accounts receivable decreased by $29,000 from December 30, 1995, principally reflecting the similar level of sales in December 1996 as compared to December 1995. Inventories increased by $155,000, reflecting the additional finished goods inventory for the Company's new products. Deferred taxes increased $47,000 as a result of a reduction in the valuation allowance on deferred tax assets. Accounts payable increased to $504,000 from $364,000, while accrued expenses decreased to $115,000 from $186,000 in 1995.

     The Company does not have any material capital commitments and contemplates no material expenditures in the foreseeable future. As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. Although the Company was able to fund its operations in 1996 from its current resources, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available if required. Management believes that if its operations continue in a manner consistent with its results for 1996, it will have sufficient financial resources to continue its operations throughout the coming year.

Item 7.  Financial Statements


                          Index to Financial Statements


    Independent Auditors' Report....................................F-1

    Financial Statements:

         Balance Sheets
            December 28, 1996 and December 30, 1995.................F-2

         Statements of Operations and Accumulated Deficit
            Fifty-two weeks ended
            December 28, 1996 and December 30, 1995.................F-3

         Statements of Cash Flows
            Fifty-two weeks ended
            December 28, 1996 and December 30, 1995.................F-4

         Notes to Financial Statements..............................F-5

                          Independent Auditors' Report





The Board of Directors
Tofutti Brands Inc.:

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 28, 1996 and December 30, 1995, and the related statements of operations and accumulated deficit, and cash flows for the fifty-two week periods ended December 28, 1996 and December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for the fifty-two week periods ended December 28, 1996 and December 30, 1995, in conformity with generally accepted accounting principles.

                                             /s/KPMG Peat Marwick LLP


New York, New York
March 17, 1997

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                                            December 28,            December 30,
                                                                               1996                    1995
                                                                           ------------            ------------
Assets

Current Assets:
     Cash                                                                    $   11                      12
     Accounts receivable (net of reserves of $295 in
       1996 and $242 in 1995) (Note 2)                                          977                   1,006
     Inventories (Note 3)                                                       351                     196
     Prepaid expense                                                             10                      11
                                                                             ------                   -----
                Total current assets                                          1,349                   1,225

Fixed assets (net of accumulated depreciation) (Note 4)                          --                      --

Deferred taxes (Note 10)                                                        311                     264
Other assets (Note 5)                                                            76                      56
                                                                             ------                  ------
                Total assets                                                 $1,736                   1,545
                                                                             ======                  ======

Liabilities and Stockholders' Equity

Current liabilities:
     Legal settlement payable - current portion (Note 6)                         15                      13
     Accounts payable                                                           504                     364
     Accrued expenses (Note 7)                                                  115                     186
                                                                             ------                  ------
                  Total current liabilities                                     634                     563

Legal settlement payable (Note 6)                                                66                      81
                                                                             ------                  ------
                  Total liabilities                                             700                     644

Stockholders' equity (Note 8):
     Preferred stock - par value $.01 per share;
       authorized 100,000 shares, none issued                                    --                      --
     Common stock - par value $.01 per share;
       authorized 15,000,000 shares, issued and
       outstanding 6,053,567 shares at 12/28/96 and
       at 12/30/95                                                               61                      61

     Paid-in capital                                                          3,503                   3,503
     Accumulated deficit                                                     (2,528)                 (2,663)
                                                                             ------                  ------
                  Total stockholders' equity                                  1,036                     901
                                                                             ------                  ------

Commitments (Note 9)                                                             --                      --

                 Total liabilities and stockholders' equity                  $1,736                   1,545
                                                                             ======                  ======



     The accompanying notes are an integral part of these financial statements.

                               TOFUTTI BRANDS INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (000's omitted except for per share data)

                                                             Fifty-two weeks          Fifty-two weeks
                                                                  ended                    ended
                                                            December 28, 1996        December 30, 1995
                                                            -----------------        -----------------
Net sales                                                         $5,842                   5,023
Cost of sales                                                      3,718                   3,022
                                                                   -----                   -----
                  Gross profit                                     2,124                   2,001
                                                                  ------                   -----

Operating expenses:
 Selling                                                             870                     848
 Marketing and sales promotion                                       230                     276
 Research and development                                            206                     176
 General and administrative                                          716                     661
                                                                   -----                   -----
                                                                   2,022                   1,961
                                                                  ------                   -----

                  Operating income                                   102                      40

Interest expense                                                      12                      12
                                                                   -----                   -----
                  Income before tax benefit                           90                      28

Income tax benefit (Note 10)                                          45                      19
                                                                  ------                  ------

Net income                                                           135                      47

Accumulated deficit, beginning of year                            (2,663)                 (2,710)
                                                                  ------                  ------

Accumulated deficit, end of year                                  (2,528)                 (2,663)
                                                                  ======                  ======

Net income per share                                               $ .02                     .01
                                                                  ======                  ======

Weighted average number of common shares
         outstanding                                               6,054                   6,071
                                                                  ======                  ======




   The accompanying notes are an integral part of these financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                      Fifty-two                 Fifty-two
                                                                     weeks ended               weeks ended
                                                                     December 28,              December 30,
                                                                        1996                      1995
                                                                     ------------              ------------
Cash flows from operating activities:
   Net income                                                         $  135                        47
   Net adjustments to reconcile net income to net
    cash provided by operating activities:
   Deferred taxes                                                        (47)                      (20)
   Provision for bad debts                                                62                       100
   Change in assets and liabilities:
    (Increase) in accounts receivable                                    (33)                      (37)
    (Increase) in inventories                                           (155)                      (70)
    Decrease (increase) in prepaid expense                                 1                        (1)
    (Increase) decrease in other assets                                  (20)                       26
    Increase (decrease) in accounts payable                              140                      (110)
    (Decrease) increase in accrued expenses                              (71)                      124
                                                                      ------                    ------

   Net cash provided by operating activities                              12                         7
                                                                      ------                    ------

Cash flows from financing activities:
   Repayment of legal settlement payable                                 (13)                      (12)
   Issuance of common stock                                              --                         10
                                                                      ------                    ------

   Net cash (used in) financing activities                               (13)                       (2)
                                                                      ------                    ------
   Net (decrease) increase in cash                                        (1)                        5

Cash at beginning of period                                               12                         7
                                                                      ------                    ------
Cash at end of period                                                 $   11                        12
                                                                      ======                    ======

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
    Interest                                                          $   12                        12
                                                                      ======                    ======
    Income taxes                                                           2                         1
                                                                      ======                    ======




   The accompanying notes are an integral part of these financial statements.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


(1)  Summary of Significant Accounting Policies

Description of Business

Tofutti Brands Inc. (the "Company") is engaged in the development, production and marketing of non-dairy frozen desserts and other food products.

Revenue Recognition

The Company recognizes revenue when goods are shipped from its production facilities or outside warehouses.

Common Stock

Net income per share of common stock is based upon the weighted  average  number
of  common  shares  outstanding  in  each  year.   Dilution  from  common  stock
equivalents amounts to less than 3%.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement 123, "Accounting for Stock-Based Compensation," which allowed companies, beginning in 1996, to either retain APB Opinion 25 for recognizing expense for stock-based compensation, or to adopt a new accounting method based on estimated fair value. The Company has decided to continue to follow APB 25 and describe the impact of using an estimated fair value approach on a pro forma basis in footnote disclosure. Since the Company did not issue any stock options in 1996 or 1995, such pro forma disclosure was not required.

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

Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, accounts receivable, accounts payable, accrued expenses and legal settlement payable as of December 28, 1996 and December 30, 1995 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

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

(2)  Accounts Receivable

The Company accounts for its bad debts using the reserve method. The reserve for bad debts consists of the following:


                                       Fifty-two weeks         Fifty-two weeks
                                           ended                   ended
                                        December 28,            December 30,
                                            1996                    1995
                                       --------------          ---------------
Beginning balance                          $ 242                   $ 171
Additions charged to expense                  62                     100
Less: Write off                                9                      29
                                          ------                  ------
                                           $ 295                   $ 242
                                           =====                   =====

(3)  Inventories

Inventories consist of:

                                          December 28,            December 30,
                                             1996                    1995
                                             ----                    ----
Finished products                           $ 262                   $ 108
Raw materials and packaging                    89                      88
                                           ------                 -------
                                            $ 351                   $ 196
                                            =====                   =====


(4)  Fixed Assets

Fixed assets consist of the following:


                                   December 28,       December 30,     Useful
                                       1996               1995         Lives
                                      ------             ------        -----
Machinery and equipment                $ 30                30           5 yr
Leasehold improvements                   29                29           5 yr
                                         --                --
                                         59                59

Less accumulated depreciation            59                59
                                         --                --
                                      $  --                --
                                       ====              ====


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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(6)  Legal Settlement Payable

On May 1, 1991 the Company and its former commission agent, NEMP Corporation, settled a lawsuit that was commenced in 1989. Under the terms of the settlement, the Company agreed to pay NEMP $2 per month for a period of ten years, which includes interest at an imputed rate of 12% per annum. If there is a change in ownership in the Company, NEMP will receive an additional $120. As of December 28, 1996, the balance of the settlement was $81 and is shown as a liability in the Company's balance sheet, the current portion of which is $15. Management of the Company believes that the monthly payments will not have a material impact on the Company's future cash flow.

The Company is not a party to any material legal proceedings at present.

(7)  Accrued Expenses

Accrued expenses consist of the following:


                                    December 28,           December 30,
                                       1996                   1995
                                    ------------           ------------
Advertising                          $    7                     --
Professional fees                        26                     25
Selling                                  80                    134
Inventory purchases                      --                     27
Other                                     2                     --
                                      -----                  -----
               Total                 $  115                  $ 186
                                     ======                  =====


(8)  Stock Options

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of nonstatutory options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. A total of 400,000 shares have been reserved for issuance under the 1993 Plan. At December 28, 1996, 138,000 shares were subject to outstanding options and 212,000 shares, representing less than 4% of the Common Stock outstanding, remained available for future grant.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The following is a summary of stock option activity from December 31, 1994 to December 28, 1996:


                                                 INCENTIVE OPTIONS                  NON-QUALIFIED OPTIONS
                                                 -----------------                  ---------------------
                                           Shares       Option Price          Shares         Option Price
                                           ------       ------------          ------         ------------
Outstanding at December 31, 1994           99,000      $.625--$.6875          55,000             $.625
Exercisable at December 31, 1994           66,000      $.625--$.6875            --                 --
Exercised in 1995                         (16,000)     $.625     --           26,000             $.625
Outstanding and exercisable at
  December 30, 1995 and
  December 28, 1996                        83,000      $.625--$.6875          55,000             $.625


The following table summarizes information about the stock option plan awards outstanding at December 28, 1996:

                           OPTIONS OUTSTANDING AND EXERCISABLE

                                             Weighted Average         Weighted
           Range of            Number        Remaining Life           Average
       Exercise Prices      Outstanding        (in years)         Exercise Price
       ---------------      -----------        ----------         --------------
        $.625--$.6875         138,000             2.3                 $.659


(9)  Lease Obligation

Future minimum lease payments under an existing operating lease that expires on July 1, 1999 are as follows:


Period ending                   Amount
-------------                   ------
December 27, 1997                $  71
December 26, 1998                   74
Thru July 1, 1999                   37
                                    --
                   Total          $182
                                  ====

Annual net rental expenses aggregated $68 for each of the fifty-two week periods ended December 28, 1996 and December 30, 1995.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(10) Income Taxes

The components of income tax benefits for 1996 and 1995 are as follows:

                           1996       1995
                           ----       ----
Current tax expense       $   2        $ 1
Deferred tax benefit        (47)       (20)
                           ----       ----
                          $ (45)       (19)
                           ====       ====

Total income tax benefit for the fifty-two week periods ended December 28, 1996 and December 30, 1995 differs from the amount computed using the Federal statutory rate primarily due to a reduction in the valuation allowance of $132 and $30 in 1996 and 1995, respectively.

Deferred tax assets at December 28, 1996 and December 30, 1995 are as follows:


                                      December 28,          December 30,
                                         1996                  1995
                                         ----                  ----
Allowance for doubtful accounts          $123                   92
Inventory                                   7                   63
Settlement reserve                         35                   41
Loss carryforwards                        641                  695
                                          ---                  ---
Gross deferred tax assets                 806                  891
Valuation allowance                       495                  627
                                          ---                  ---

Deferred tax asset                       $311                  264
                                         ====                  ===

Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 28, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The Company has loss carryforwards of approximately $558 and $1,272, which will expire in 2004 and 2005, respectively, if the Company does not generate sufficient taxable income. The Company also has unused tax credits of approximately $24.

(11) Business Concentrations

During the fifty-two week periods ended December 28, 1996 and December 30, 1995, the Company derived approximately 89% and 87%, respectively, of its net sales domestically. The remaining sales of 11% and 13% in 1996 and 1995, respectively, were exports to various other countries. Sales to two customers represented 14% and 12% of net sales in 1996. In 1995, sales to two customers represented 12% and 8% of net sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are:


Name                         Age      Position
----                         ---      --------
David Mintz...............    65      Chairman of the Board of Directors,
                                      Chief Executive Officer
Steven Kass...............    45      Chief Financial Officer, Secretary and
                                      Treasurer
Reuben Rapoport...........    66      Director of Product Development and
                                      Director
Franklyn Snitow...........    50      Director
Bernard Koster............    62      Director

     David Mintz has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since August 1981.

     Steven Kass has been Chief Financial Officer of the Company since November 1986 and the Secretary and Treasurer since January 1987.

     Reuben Rapoport has been the Director of Product Development of the Company since January 1984 and a Director of the Company since July 1983.

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

     To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during fiscal 1996 its officers, directors and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Item 10.  Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for the Company's executive officers whose total salary in fiscal 1996 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                            Annual              Compensation
                                                         Compensation       Securities Underlying
Name and Principal Position                Year           Salary ($)             Options (#)
---------------------------                ----           ----------             -----------
David Mintz                                1996           $155,000(1)               --
Chief Executive Officer                    1995            125,000                  --
  and Chairman of the Board                1994            125,000                  --

Steven Kass                                1996            100,000(1)               --
Chief Financial Officer                    1995               --  (2)               --
  Secretary and Treasurer                  1994               --  (2)               --
---------------

(1)      Includes bonuses of $30,000 and $15,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and payable April 1, 1997.
(2)      Less than $100,000.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year.

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

STOCK OPTIONS

     The following table provides information concerning stock options held in 1996 by each of the executive officers named above in the Summary Compensation Table. There were no options granted to any officers in 1996.


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                            Number of Shares
                                      Shares                             Underlying Unexercised         Value of Unexercised in the
                                 Acquired on             Value           Options at FY-End (#)          Money Options at FY-End ($)
Name                             Exercise (#)        Realized ($)      Exercisable/Unexercisable         Exercisable/Unexercisable
----                             ------------        ------------      -------------------------        --------------------------
David Mintz,                            --                --                   75,000 (E)                      $ -- (1)
Chief Executive Officer
  and Chairman of the
  Board

Steven Kass,                            --                --                       --                            --
Executive Vice President
  Chief Financial Officer,
  Secretary and Treasurer
--------

 (E)     Exercisable options
 (1)     Year-end market price less than option price

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 11, 1997, certain information regarding the Company's Common Stock, $.01 par value, for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, for each executive officer named in the Summary Compensation Table, for each of the Company's Directors and for the executive officers and Directors of the Company as a group:


                                           Amount of
Name                                 Beneficial Ownership       Percent of Class
----                                 --------------------       ----------------
David Mintz.........................    3,090,440 (1)                 49.9%
Franklyn Snitow.....................       30,000 (2)                  *
Reuben Rapoport.....................       20,000                      *
Bernard Koster......................       16,000 (3)                  *
Steven Kass.........................           --                      *
All Executive Officers and
Directors as a group (5 persons)....    3,156,440 (4)                 51.0%
----------

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

(2)  Issuable upon the exercise of currently exercisable stock options.

(3)  Issuable upon the exercise of currently exercisable stock options.

(4)  Issuable upon the exercise of currently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions

     Franklyn Snitow, a director of the Company, is a member of the law firm of Snitow & Pauley, which firm provided minimal legal services on behalf of the Company in 1996.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1*              Certificate of Incorporation.

3.1.1**           March 1986 Amendment to Certificate of Incorporation.

3.2*              By-laws of Registrant.

4.1***            Copy of the Registrant's 1993 Stock Option Plan.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)

                                            /s/ David Mintz
                                            ---------------
                                               David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

                                            Date:  March 25, 1997

     In Accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 22, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz
---------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/ Steven Kass
---------------
Steven Kass
Secretary, Treasurer and
Chief Financial Officer

/s/ Bernard Koster
------------------
Bernard Koster
Director

/s/ Reuben Rapoport
-------------------
Reuben Rapoport
Director

/s/ Franklyn Snitow
-------------------
Franklyn Snitow
Director

                                  EXHIBIT INDEX


Exhibit                                                                     Page

3.1*             Certificate of Incorporation, as amended through February
                 1986.

3.1.1**          March 1986 Amendment to Certificate of Incorporation.

3.2*             By-laws of the Registrant.

4.1***           Copy of the Registrant's 1993 Stock Option Plan.

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