Form 10QSB
period 1997-03-29
TOFUTTI BRANDS INC
filed 1997-05-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1997

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

Yes  X  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 9, 1997 the Issuer had 6,053,567 shares of Common Stock, par value $.01, outstanding

         Transitional Small Business Disclosure Format (check one):

                                  Yes    No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                        Page
                                                                        ----

Part I - Financial Information:

                  Condensed Balance Sheets - March 29, 1997
                    (Unaudited) and December 28, 1996 (Audited)            3

                  Condensed Statements of Operations -
                    (Unaudited) - Thirteen Week Period ended
                    March 29, 1997 and Thirteen Week Period
                    ended March 30, 1996                                   4

                  Condensed Statements of Cash Flows -
                    (Unaudited) - Thirteen Week Period
                    ended March 29, 1997 and Thirteen Week
                    Period ended March 30, 1997                            5

                  Notes to Condensed Financial Statements -
                    (Unaudited)                                            6

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operation                                            7-9


Part II - Other Information:

                  Item 4.      Submission of Matters to a Vote
                                  of Shareholders                         10

                  Item 6.      Exhibits and Reports on Form 8-K           10

                  Signatures                                              11

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)


                                                       March 29,    December 28,
                                                         1997           1996
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------

     Assets

Current assets:
  Cash and cash equivalents                               $   96            11
  Accounts receivable (net of reserve of
    $316 in 1997 and $295 in 1996)                         1,038           977
  Inventories (Note 2)                                       385           351
  Prepaid expenses                                             9            10
                                                           -----         -----
             Total current assets                          1,528         1,349

Deferred taxes                                               311           311

Other assets                                                  76            76
                                                           -----         -----

             Total assets                                 $1,915         1,736
                                                           =====         =====

     Liabilities and Stockholders' Equity

Current liabilities:
  Legal settlement payable - current portion              $   15            15
  Accounts payable                                           538           504
  Accrued liabilities                                        160           115
                                                           -----         -----

              Total current liabilities                      713           634

Long-term debt - legal settlement                             63            66
                                                           -----         -----
              Total liabilities                              776           700

Stockholders' equity:
  Preferred stock                                              -            -
  Common stock                                                 61           61
  Paid-in capital                                           3,503        3,503
  Retained (deficit)                                       (2,425)      (2,528)
                                                           ------       ------

    Total stockholders' equity                              1,139        1,036
                                                           ------       ------

    Total liabilities and stockholders'
      equity                                              $ 1,915        1,736
                                                           ======       ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)


                                           Thirteen                Thirteen
                                             weeks                   weeks
                                             ended                   ended
                                          March 29,1997          March 30, 1996
                                          -------------          --------------

Net sales                                 $ 1,524                   1,095
Cost of sales                                 972                     654
                                            -----                   -----

          Gross profit                        552                     441
                                            -----                   -----

Operating expenses:
  Selling                                     173                     160
  Marketing and sales promotion                44                      42
  Research and development                     58                      42
  General and administrative                  170                     180
                                            -----                   -----

                                              445                     424
                                            -----                   -----

     Operating income                         107                      17

Interest expense                                4                       3
                                            -----                   -----
     Income before income
       tax expense                            103                      14

Income tax expense                              -                       1
                                            -----                   -----

Net income                                $   103                      13
                                            =====                   =====

Net income per share                      $   .02                      -
                                            =====                   ====

Weighted average number of
  shares outstanding                        6,054                   6,054
                                            =====                   =====






            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                               Thirteen           Thirteen
                                                 weeks              weeks
                                                 ended              ended
                                             March 29, 1997     March 30, 1996
                                             --------------     --------------

Cash flows from operating
  activities, net                             $   85                 2

Cash flows from investing activities              -                  -

Cash flows from financing activities              -                  -
                                                ----               ---
     Net increase (decrease) in
       cash and cash equivalents                  85                 2

Cash at beginning of period                       11                10
                                                ----              ----

Cash at end of period                         $   96                12
                                                ====              ====

Supplemental  disclosures of cash
  flow information:
  Cash paid during the period for:
          Interest                            $    4                 3










            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

     The composition of inventories is as follows:

                                                   March 29,       Dec. 28,
                                                     1997            1996
                                                     ----            ----
          Raw materials and packaging
            supplies                               $ 125              262
          Finished goods                             259               89
                                                    ----             ----
                                                   $ 384              351
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

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Results of Operations

Thirteen Weeks Ended March 29, 1997 Compared with Thirteen Weeks
Ended March 30, 1996

Net sales for the thirteen weeks ended March 29, 1997 were $1,524,000 an increase of $429,000 or 39% from the sales level realized for the thirteen weeks ended March 30, 1996. In the 1997 period sales of hard pack Tofutti increased by $306,000, while food products sales increased by $123,000. As a result of the increase in sales, the Company's gross profit in the current period increased by $111,000. However, the Company's gross profit percentage declined from 40% in the 1996 period to 36% for the current period. The decrease in gross profit percentage was principally due to lower prices and higher costs associated with special introductory allowance programs relating to the Company's new products.

The Company anticipates a continuing increase in sales during the second and third quarters of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased slightly to $173,000 for the current fiscal quarter compared with $160,000 for the comparable period in 1996 due to the higher sales level. Marketing and sales promotion remained constant at $44,000 in 1997 versus $42,000 in 1996.

Research and development costs, which consist principally of salary expenses, increased to $58,000 for the thirteen weeks ended March 29, 1997 compared to $42,000 for the comparable period in 1996 due to the hiring of an additional person and additional research and development expenses associated with the Company's new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities.

General and administrative expenses decreased slightly to $170,000 for the current quarter compared with $180,000 for the comparable period in 1996.

Interest expense was $4,000 for the current quarter, versus $3,000 last year.

Liquidity and Capital Resources

At March 29, 1997, the Company's working capital was $815,000, an increase of $100,000 from December 28, 1996. At the end of the thirteen week period, accounts receivable increased by $61,000 from December 28, 1996 due to the higher sales level. Inventories increased by $34,000 reflecting an increase in finished goods inventory at outside warehouses, while prepaid expenses decreased by $1,000. Other assets and deferred taxes were unchanged from December 28, 1996 at $311,000 for both periods. Accounts payable and accrued liabilities increased by $34,000 and $45,000, respectively. The Company does not have any material capital commitments.

As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company continues to fund its operations from current resources. Based on recent sales trends and the planned introduction of new products in the second and third quarters of this year, the Company believes that its revenues will improve in 1997. Management believes that it will have sufficient financial resources to continue its operations through the coming year.

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

                                            TOFUTTI BRANDS INC.
                                               (Registrant)



                                            /s/David Mintz
                                            --------------
                                               David Mintz
                                               President



                                            /s/Steven Kass
                                            --------------
                                               Steven Kass
                                               Chief Financial Officer

Date: May 12, 1997