Form 10QSB
period 1997-06-28
TOFUTTI BRANDS INC
filed 1997-08-11
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1997

__ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission file number: 1-9009


                               Tofutti Brands Inc.
                               -------------------
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

Yes  X  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of July 25, 1997 the Issuer had 6,053,567 shares of Common Stock, par value $.01, outstanding

     Transitional Small Business Disclosure Format (check one):

                           Yes___ No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                          Page
                                                                          ----

Part I - Financial Information:

               Condensed Balance Sheets - June 28, 1997
                 (Unaudited) and December 28, 1996 (Audited)                3

               Condensed Statements of Operations -
                 (Unaudited) - Thirteen and twenty-six
                 week periods ended June 28, 1997 and
                 thirteen and twenty-six week periods ended
                 June 29, 1996                                              4

               Condensed  Statements of Cash Flows -
                 (Unaudited) - Twenty-six week period
                 ended June 28, 1997 and twenty-six week period
                 ended June 29, 1996                                        5

               Notes to Condensed Financial Statements -
                 (Unaudited)                                                6

               Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operation                                                 7-10


Part II - Other Information:

               Item 4.  Submission of Matters to a Vote
                          of Shareholders                                   11

               Item 6.  Exhibits and Reports on Form 8-K                    12

               Signatures                                                   13

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)


                                                    June 28,        December 28,
                                                      1997             1996
                                                  (Unaudited)        (Audited)
                                                  -----------        ---------

     Assets

Current assets:
  Cash and cash equivalents                            $   19             11
  Accounts receivable (net of reserve of
    $337 in 1997 and $295 in 1996)                      1,269            977
  Inventories (Note 2)                                    430            351
  Prepaid expenses                                         10             10
                                                        -----          -----
             Total current assets                       1,728          1,349

Deferred taxes                                            311            311

Other assets                                               76             76
                                                        -----          -----

             Total assets                              $2,115          1,736
                                                        =====          =====

     Liabilities and Stockholders' Equity

Current liabilities:
  Legal settlement payable - current portion           $   16             15
  Accounts payable                                        669            504
  Accrued liabilities                                     122            115
                                                         ----          -----

              Total current liabilities                   807            634

Long-term debt - legal settlement                          57             66
                                                        -----          -----
              Total liabilities                           864            700

Stockholders' equity:
  Preferred stock                                           -              -
  Common stock                                             61             61
  Paid-in capital                                       3,503          3,503
  Retained (deficit)                                   (2,313)        (2,528)
                                                        ------        ------

    Total stockholders' equity                          1,251          1,036
                                                        -----          -----

    Total liabilities and stockholders'
      equity                                           $2,115          1,736
                                                       ======         ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)


                                         Thirteen           Thirteen            Twenty-Six            Twenty-Six
                                          weeks              weeks                weeks                 weeks
                                          ended              ended                ended                 ended
                                         6/28/97            6/29/96              6/28/97               6/29/96
                                         -------            -------              -------               -------
Net sales                                $2,013              1,679                 3,537                 2,774
Cost of sales                             1,332              1,055                 2,304                 1,709
                                          -----             ------                ------                ------
          Gross profit                      681                624                 1,233                 1,065
                                           ----             ------                ------                ------

Operating expenses:
  Selling                                   229                238                   402                   398
  Marketing and sales promotion              51                 73                    95                   115
  Research and development                   55                 57                   113                    99
  General and administrative                232                190                   402                   370
                                          -----             ------                ------                ------

                                            567                558                 1,012                   982
                                          -----             ------                ------                ------

     Operating income                       114                 66                   221                    83

Interest expense                              1                  3                     5                     7
                                          -----             ------                ------                ------
     Income before income
       tax expense                          113                 63                   216                    76

Income tax expense                            -                 -                      -                     1
                                         ------             ------                 -----                ------

Net income                               $  113                 63                   216                    75

Net income per share                     $  .02                .01                   .04                   .01
                                         ======             ======                ======                ======

Weighted average number of
  shares outstanding                      6,054              6,065                 6,054                 6,065
                                         ======             ======                ======                ======






            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                               Twenty-six          Twenty-six
                                                 weeks               weeks
                                                 ended               ended
                                                6/28/97             6/29/96
                                                -------             -------

Cash flows from operating
  activities, net                              $  8                   86

Cash flows from investing activities              -                    -

Cash flows from financing activities              -                    -
                                                ---                  ---
     Net increase in cash
       and cash equivalents                       8                   86

Cash at beginning of period                      11                   12
                                                ---                 ----

Cash at end of period                          $ 19                   98
                                               ====                 ====

Supplemental  disclosures of cash flow
  information:  Cash paid during the period
  for:
          Interest                             $  5                    7
          Income Taxes                            -                    1













            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the twenty-six week period ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

     The composition of inventories is as follows:

                                                   June 28,       Dec. 28,
                                                    1997            1996
                                                    ----            ----
        Raw materials and packaging
          supplies                                 $ 147             262
        Finished goods                               283              89
                                                   -----            ----
                                                   $ 430             351
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

Results of Operations

Thirteen Weeks Ended June 28, 1997 Compared with Thirteen Weeks
Ended June 29, 1996

Net sales for the thirteen weeks ended June 28, 1997 were $2,013,000 an increase of $334,000 or 20% from the sales level realized for the thirteen weeks ended June 29, 1996. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current quarter increased by $57,000, while its gross profit percentage decreased to 34% compared to 37% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1997 period. The Company's gross profit on novelties and food products is less than on pints. Also, the Company's gross profit percentage was adversely affected by the introductory promotional costs associated with its new products.

The Company anticipates a continuing increase in sales during the third and fourth quarters of the current fiscal year due to the introduction of new products and expanded distribution. Such increases are dependent upon market acceptance of these products, for which no assurance can be given. The Company expects its gross profit percentage to continue to be adversely affected by the introduction of its new products.

Selling expenses decreased slightly to $229,000 for the current fiscal quarter compared with $238,000 for the comparable period in 1996. Marketing and sales promotion decreased to $51,000 in the 1997 period from $73,000 in the 1996 period. The Company is not currently engaged in any major marketing programs.

Research and development costs decreased slightly to $55,000 for the thirteen weeks ended June 28, 1997 compared to $57,000 for the comparable period last year.

General and administrative expenses were $232,000 for the current period compared with $190,000 for the comparable period in 1996, reflecting increased professional fees and outside services, specifically increased Kosher certification costs. These costs have risen substantially due to the engagement of additional manufacturing facilities to make the Company's new products. These facilities require increased inspection services.

The Company's imputed interest expense was $1,000 for the current fiscal quarter compared to $3,000 last year.


Twenty-Six Weeks Ended June 28, 1997 Compared with Twenty-Six Weeks Ended June 29, 1996

Net sales for the twenty-six weeks ended June 28, 1997 were $3,537,000, an increase of $763,000, or 28% from the sales level realized for the twenty-six weeks ended June 29, 1996. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current period increased by $168,000, while its gross profit percentage decreased to 35% as compared to 38% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1997 period. The Company's gross profit on novelties and food products is less than on pints. Also, the Company's gross profit percentage was adversely affected by the introductory promotional costs associated with its new products.

Selling expenses remained constant at $402,000 for the current fiscal period compared with $398,000 for the comparable period last year. Marketing and sales promotion expenses decreased to $95,000 from $115,000 in 1996. The Company is not currently engaged in any major marketing programs.

Research and development expenses were $113,000 for the twenty-six weeks ended June 28, 1997, compared with $99,000 for the comparable period last year, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

General and administrative expenses were $402,000 for the current period compared with $370,000 for the comparable period in 1996, the bulk of the increase was incurred in the second quarter due to higher professional fees and outside service expenses.

The Company's imputed interest expense was $5,000 for the twenty-six weeks ended June 28, 1997 compared with $7,000 for the twenty-six weeks ended June 29, 1996.

Liquidity and Capital Resources

The Company's working capital was $921,000 at June 28, 1997, an increase of $206,000 from December 28, 1996. Accounts receivable increased to $1,269,000 at June 28, 1997, an increase of $292,000 from December 28, 1996, reflecting the significantly higher sales level. Inventories increased by $79,000 due principally to an increase in finished goods inventory, reflecting the higher sales level and new product introductions.

Prepaid expenses remained unchanged at $10,000 for both periods Deferred taxes and other assets were unchanged from December 28, 1996 at $311,000 and $76,000, respectively.

Accounts payable increased by $165,000 to $669,000 at June 28, 1997, reflecting the higher sales level and increase in inventory, while accrued liabilities increased from December 28, 1996 by $7,000 to $122,000 at June 28, 1997.

As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company continues to fund its operations from current resources. Based on its results for the first two quarters of 1997 and the planned introduction of new products in the third and fourth quarters of this year, the Company believes that its revenues will improve in 1997. Management believes that it will have sufficient financial resources to continue its operations through the coming year.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.  Submission of Matters to a Vote of Shareholders

     During the thirteen week period ended June 28, 1997, the Company held its Annual Meeting of Shareholders.

     At the meeting, held on May 29, 1997, the Company's shareholders voted for:

     1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 1996 Annual Meeting of Shareholders


                        For             Against       Abstained         Unvoted
                        ---             -------       ---------         -------
David Mintz          5,031,602           35,488           -                -
Bernard Koster       5,038,142           28,948           -                -
Reuben Rapoport      5,038,142           28,948           -                -
Franklin Snitow      5,038,142          114,738           -                -

     2. The ratification of the appointment of KPMG Peat Marwick to examine the Company's accounts for 1997.


                        For             Against       Abstained         Unvoted
                        ---             -------       ---------         -------
                     5,039,975            8,265         18,850             -

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

3.2*      By-laws

4.1***    Copy of the Company's 1993 Stock Option Plan

10.1****  Copy of Legal Settlement between the Company and the NEMP
          Corporation

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None

_____________________
* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

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

Date: August 11, 1997