Form 10QSB
period 1997-09-27
TOFUTTI BRANDS INC
filed 1997-11-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1997

__ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

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

Yes  X  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 7, 1997 the Issuer had 6,183,567 shares of Common Stock, par value $.01, outstanding

     Transitional Small Business Disclosure Format (check one):

                                    Yes __ No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

                  Condensed Balance Sheets - September 27, 1997
                    (Unaudited) and December 28, 1996 (Audited)               3

                  Condensed Statements of Operations -
                    (Unaudited) - Thirteen and thirty-nine
                    week periods ended September 27, 1997 and
                    thirteen and thirty-nine week periods ended
                    September 28, 1996                                        4

                  Condensed  Statements of Cash Flows -
                    (Unaudited) - Thirty-nine week period
                    ended  September 27, 1997 and  thirty-nine
                    week period ended September 28, 1996                      5

                  Notes to Condensed Financial Statements -
                    (Unaudited)                                               6

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operation                                               7-10


Part II - Other Information:

                  Item 4.  Submission of Matters to a Vote
                             of Shareholders                                  11

                  Item 6.  Exhibits and Reports on Form 8-K                   11

                  Signatures                                                  12

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                           September 27,              December 28,
                                                               1997                      1996
                                                           (Unaudited)                 (Audited)
                                                           -----------                 ---------
     Assets

Current assets:
  Cash and cash equivalents                                   $   68                    $   11
  Accounts receivable (net of reserve of
    $358 in 1997 and $295 in 1996)                             1,334                       977
  Inventories (Note 2)                                           494                       351
  Prepaid expenses                                                15                        10
                                                               -----                     -----
             Total current assets                              1,911                     1,349

Deferred taxes                                                   311                       311

Other assets                                                      76                        76
                                                               -----                     -----

             Total assets                                     $2,298                    $1,736
                                                               =====                     =====

     Liabilities and Stockholders' Equity

Current liabilities:
  Legal settlement payable - current portion                  $   15                     $  15
  Accounts payable                                               642                       504
  Accrued liabilities                                            148                       115
                                                                ----                     -----

              Total current liabilities                          805                       634

Long-term debt - legal settlement                                 56                        66
                                                               -----                     -----
              Total liabilities                                  861                       700

Stockholders' equity:
  Preferred stock                                                  -                         -
  Common stock                                                    62                        61
  Paid-in capital                                              3,589                     3,503
  Retained (deficit)                                          (2,214)                   (2,528)
                                                              ------                    ------

    Total stockholders' equity                                 1,437                     1,036
                                                              ------                    ------

    Total liabilities and stockholders'
      equity                                                  $2,298                    $1,736
                                                              ======                    ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)



                                                                                          Thirty-               Thirty-
                                               Thirteen           Thirteen                  nine                  nine
                                                  weeks              weeks                 weeks                 weeks
                                                  ended              ended                 ended                 ended
                                                9/27/97            9/28/96                9/27/97               9/28/96
                                                -------            -------                -------               -------

Net sales                                        $1,921              1,656                 5,458                 4,430
Cost of sales                                     1,283              1,094                 3,587                 2,803
                                                  -----             ------                ------                ------
          Gross profit                              638                562                 1,871                 1,627
                                                   ----             ------                ------                ------

Operating expenses:
  Selling                                           227                222                   629                   620
  Marketing and sales promotion                      26                 52                   121                   167
  Research and development                           71                 47                   184                   146
  General and administrative                        211                183                   613                   553
                                                  -----            -------                ------                ------

                                                    535                504                 1,547                 1,486
                                                  -----             ------                ------                ------

     Operating income                               103                 58                   324                   141

Interest expense                                      3                  3                     8                     9
                                                  -----             ------                ------                ------
     Income before income
       tax expense                                  100                 55                   316                   132

Income tax expense                                    -                  -                     1                     1
                                                 ------             ------                 -----                ------

Net income                                        $ 100                 55                   315                   131

Net income per share                              $ .02                .01                   .05                   .02
                                                  =====             ======                 =====                 =====

Weighted average number of
  shares outstanding                              6,184              6,065                 6,184                 6,065
                                                 ======             ======                ======                ======






            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited
                                 (000's omitted)

                                                 Thirty-nine         Thirty-nine
                                                   weeks                weeks
                                                   ended                ended
                                                  9/27/97             9/28/96
                                                  -------             -------

Cash flows from operating
  activities, net                                 $(23)                  7

Cash flows from investing activities                 -                   -

Cash flows from financing activities                86                   -
                                                   ----                ---
     Net increase in cash
       and cash equivalents                         63                   7

Cash at beginning of period                          5                  12
                                                   ----                ---

Cash at end of period                             $ 68                   5
                                                   ===                 ===

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
          Interest                                $  8                   9
          Income taxes                               1                   1













            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

     The composition of inventories is as follows:

                                              Sept. 27,        Dec. 28,
                                                1997            1996
                                                ----            ----
   Raw materials and packaging
     supplies                                  $ 169             262
   Finished goods                                325              89
                                               -----            ----
                                               $ 494             351
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

Results of Operations

Thirteen Weeks Ended September 27, 1997 Compared with Thirteen
Weeks Ended September 28, 1996

Net sales for the thirteen weeks ended September 27, 1997 were $1,921,000, an increase of $265,000 or 16% from the sales level realized for the thirteen weeks ended September 28, 1996. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current quarter increased by $76,000, while its gross profit percentage decreased to 33% compared to 34% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1997 period. The Company's gross profit on novelties and food products is less than on pints. The decrease was also due to special allowances used to introduce the Company's new pasta, cookie and frozen novelty lines.

The Company anticipates that sales will increase during the fourth quarter of the current fiscal year as compared to the comparable 1996 period due to the introduction of new products and expanded distribution. This increase is dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased to $227,000 for the current fiscal quarter compared with $222,000 for the comparable period last year. The increase in freight, commission, warehouse and bad debt expenses associated with the increased sales level was partially offset by a reduction in payroll costs. Marketing and sales promotion expenses decreased to $26,000 in the 1997 period from $52,000 in 1996. This decrease was due principally to a reduction in promotions and magazine and newspaper advertising in the 1997 period.

Research and development costs were $71,000 for the thirteen weeks ended September 27, 1997 compared with $47,000 for the comparable 1996 period, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

General and administrative expenses were $211,000 for the current period compared with $183,000 for the comparable period in 1996, reflecting increased building maintenance costs, office expense, professional fees and outside services. Most of these increases were directly related to the increase in sales volume.

The Company's imputed interest expense was unchanged for the current fiscal quarter compared with the comparable period in 1996.

Thirty-nine Weeks Ended September 27, 1997 Compared with Thirty-nine Weeks Ended September 28, 1996

Net sales for the thirty-nine weeks ended September 27, 1997 were $5,458,000, an increase of $1,028,000, or 23% from the sales level realized for the thirty-nine weeks ended September 28, 1996. The Company's frozen dessert line (principally novelty items) and food product line both showed increases during this period. The Company's gross profit for the current period increased by $244,000, while its gross profit percentage decreased to 34% as compared to 37% for the same period last year. The decrease in the gross profit percentage was due to an increase in novelty and food product sales during the 1997 period. The Company's gross profit on novelties and food products is less than on pints. The decrease was also due to special allowances used to introduce the Company's new pasta, cookie and frozen novelty lines.

Selling expenses increased to $629,000 for the current fiscal period compared with $620,000 for the comparable period last year. The increase in freight, commission, warehouse and bad debt expenses associated with the increased sales level was partially offset by a reduction in payroll costs. Marketing and sales promotion expenses decreased to $121,000 from $167,000 in 1996. This decrease was due principally to a reduction in promotions and magazine and newspaper advertising in the 1997 period.

Research and development expenses were $184,000 for the thirty-nine weeks ended September 27, 1997, compared with $146,000 for the comparable period last year, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

General and administrative expenses were $613,000 for the current period compared with $553,000 for the comparable period in 1996, reflecting increased building maintenance costs, office expense, professional fees and outside services. Most of these increases were directly related to the increase in sales volume.

The Company's imputed interest expense was $8,000 for the thirty-nine weeks ended September 27, 1997 compared with $9,000 for the comparable period in 1996.

Liquidity and Capital Resources

The Company's working capital was $1,106,000 at September 27, 1997, an increase of $391,000 from December 28, 1996. Accounts receivable increased to $1,334,000 at September 27, 1997, an increase of $324,000 from December 28, 1996. This increase was attributable to the increase in sales. Inventories increased by $143,000 due principally to an increase in finished goods inventory, reflecting the higher sales level and new product introductions.

Prepaid expenses increased slightly by $5,000 to $15,000 at September 27, 1997. Deferred taxes and other assets were unchanged from December 28, 1996 at $311,000 and $76,000, respectively.

Accounts payable and accrued liabilities increased by $138,000 and $33,000 respectively at September 27, 1997, reflecting the higher sales level and an increase in inventory.

As a result of the Company's inability to secure sufficient additional financing or equity capital, it has not had enough funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company continues to fund its operations from current resources. Based on recent sales trends and the planned introduction of new products in the fourth quarter of this year and the first half of 1998, the Company believes that its revenues may improve in the fourth quarter of this year and that such improvement in sales is sustainable into 1998. Management believes that it will have sufficient financial resources to continue its operations through the coming fiscal year.

The Company does not have any material capital commitments.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.  Submission of Matters to a Vote of Shareholders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1*       Certificate of Incorporation, as amended through February
           1986.

3.1.1**    March 1986 Amendment to Certificate of Incorporation

3.2*       By-laws

4.1***     Copy of the Company's 1993 Stock Option Plan

10.1****   Copy of Legal Settlement between the Company and the NEMP
           Corporation

27         Financial Data Schedule

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None

________________
* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

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

                                             TOFUTTI BRANDS INC.
                                                 (Registrant)



                                              /s/David Mintz
                                              --------------
                                                 David Mintz
                                                 President



                                               /s/Steven Kass
                                               --------------
                                                  Steven Kass
                                              Chief Financial Officer

Date: November 11, 1997

                                  EXHIBIT INDEX


Exhibit No.                         Description

3.1*       Certificate of Incorporation, as amended through February
           1986.

3.1.1**    March 1986 Amendment to Certificate of Incorporation

3.2*       By-laws

4.1***     Copy of the Company's 1993 Stock Option Plan

10.1****   Copy of Legal Settlement between the Company and the NEMP
           Corporation

27         Financial Data Schedule

___________
* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

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