Form 10KSB
period 1997-12-27
TOFUTTI BRANDS INC
filed 1998-04-10
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 27, 1997

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

                                    Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $7,440,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 12, 1998 was $3,476,000.

As of March 12, 1998, the Registrant had 6,183,567 shares of Common Stock, par value $.01, outstanding.

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

     The Company made several new product introductions in 1996. During the year, the Company extended its non-dairy cheese line by introducing six new flavors of BETTER THAN CREAM CHEESE(R) and three new flavors of SOUR SUPREME(R). During the summer of 1996, the Company introduced several new frozen novelty items, including cakes and other chocolate enrobed novelties. The Company at this time also introduced its first non-frozen, non-refrigerated product line, TOFUTTI COOKIES. In December 1996, the Company introduced a chocolate coated CANNOLI filled with a non-dairy cheese filling. The Company also introduced several new products in 1997. Among them were a peanut butter flavor TOFUTTI CUTIE(R), TOFUTTI SOY LAVASCH(TM) flatbread crackers, and TOFUTTI SOY-RITE(TM) frozen soy beverage.

     In 1996, the Company also made a change in its distribution arrangements for the metropolitan New York area. Effective March 31, 1996, the Company terminated the services of The Haagen-Dazs Company and appointed the Mattus Ice Cream Company to be its New York area master distributor. During 1997 the Company improved the distribution of its products, which resulted in a significant increase in sales.

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

o HONEY SWEETENED TOFUTTI in pints offers those individuals with sugar restrictions a natural alternative without artificial sweeteners and comes in two flavors: Vanilla Chamomile and Krazy Garlic Plus.

o TOFUTTI CUTIES(R) are bite-size frozen sandwiches combining a chocolate, vanilla, wildberry or peanut butter filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.

o TOFUTTI TOO-TOO'S(TM) are frozen dessert cookie sandwiches combining creamy and delicious TOFUTTI with a round, vanilla/chocolate chip cookie. TOO-TOO's are available in three flavors: Vanilla, Vanilla/Chocolate Swirl and Vanilla/Chocolate Chip.

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

o TOFUTTI ITALIAN STYLE CANNOLI are made using the Company's non-dairy BETTER THAN CREAM CHEESE. They combine a creamy, non-dairy cheese filling with a chocolate covered cannoli shell and are available in retail packages.

o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese but is milk and butterfat free and contains no cholesterol. The 8 oz. retail packages are available in plain, French onion, herbs and chives, wildberry, smoked salmon, jalapeno, cinnamon and raisin, ginseng and dill, garlic and herb and garden veggie. The plain version is also available in 30 lb. bulk boxes, while certain select flavors are available in 5 lb. containers.

o SOUR SUPREME(R) complements BETTER THAN CREAM CHEESE in that it is similar in taste and texture to traditional sour cream but is milk and butterfat-free and contains no cholesterol. The 12 oz. retail packages are available in plain, guacamole, salsa and cherries 'n' berries. The plain version is also available in 30 lb. bulk boxes.

o TOFUTTI TORTELLINI are bite-sized frozen pasta filled with TOFUTTI BETTER THAN CREAM CHEESE and are sold in 15 oz. bags for supermarkets and health food stores. The tortellini are available in three flavors: cheese, spinach cheese and meatless meat.

o EGG WATCHERS(R) is a fat-free replacement for whole eggs that has the taste, nutrition and versatility of whole eggs without the cholesterol and with 60% less calories and fat. EGG WATCHERS can be used in virtually all recipes that require whole eggs.

o TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in peanut butter, oatmeal raisin, chocolate chip and TOFIGGI(TM) fig bars. Like all TOFUTTI products, they are completely dairy and cholesterol free.

o TOFUTTI SOY LAVASCH(TM) flatbread crackers, made with TOFUTTI BETTER THAN CREAM CHEESE, offer consumers a tasty snack that tastes delicious with spreads or simply plain. SOY LAVASCH come in 5 oz. retail packages and are available in four flavors: Onion & Poppy, Garlic & Dill, Hot & Spicy and Herb & Chive.

o TOFUTTI SOY RITE(TM) is a frozen soy beverage that offers health conscious consumers a nutritional creamy beverage drink with all the taste and texture of real milk, yet contains no lactose or cholesterol. SOY RITE comes in Vanilla and Chocolate Flavors and is available in 8 oz. and 16 oz. containers.

PRODUCTION

     All of the Company's products are manufactured by co-packers to whom the Company supplies certain key ingredients for the manufacturing processes. The Company's co-packers manufacture and package the Company's products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as non-dairy frozen dessert and non-dairy cheeses, the Company has more than one co-packer. The Company currently has ten co-packers, including one in the United Kingdom that manufactures the Company's non-dairy frozen dessert pints.

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

MARKETING AND DISTRIBUTION

     TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, most products marketed by the Company are sold to independent unaffiliated food brokers, to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as agents for the Company within designated territories or for specific accounts and receive commissions, which average 5% of net sales.

     On April 1, 1993, the Company entered into an exclusive distribution agreement with Haagen-Dazs, a subsidiary of Grand Metropolitan Ltd., for the distribution of its non-dairy frozen dessert products principally in the New York metropolitan area. On February 27, 1996, the Company informed Haagen-Dazs that its services would be terminated effective March 31, 1996 and that the Mattus Ice Cream Company would begin distributing in the metropolitan New York area. Currently, the Company still sells to Haagen-Dazs in Florida and Georgia. During 1997, sales to Haagen-Dazs distributors nationwide totaled $209,000 or 3% of sales as compared to $135,000 or 2% of sales in 1996. Total sales to Mattus in the New York metropolitan area were $801,000 or 11% of sales in 1997 as compared to total sales to Mattus and Haagen-Dazs in 1996 of $440,000 or 8% of sales. The increase in sales in the metropolitan New York area was due to the fact that Mattus distributed the Company's products for all of 1997, as opposed to only nine months in 1996. Additionally, the Company issued credits in excess of $100,000 to Haagen-Dazs in 1996 to settle returned product and trade allowance expenses.

     During 1997, the Company expanded its distribution in the national health food market, which now includes twenty-five distributors. Sales to the Company's health food distributors in 1997 were $2,985,000 or 40% of sales, as compared to $2,232,000 or 38% of sales in 1996. In 1997, the Company had sales of $1,033,000 or 14% of sales to Trader Joe's, a west coast based health food supermarket chain, as compared to $821,000 or 14% in 1996. Overall, the Company's west coast sales were $1,809,000 or 24% of sales in 1997, as compared to $1,511,000 or 26% in 1996. The Company continues to have a strong presence in the kosher market, with sales of $647,000 or 9% of sales in 1997, as compared with sales of $599,000 or 10% in 1996. The Company expects the favorable trend in the national health food, west coast and kosher markets to continue in 1998. The Company currently sells its frozen desserts in most major markets in the United States, including Atlanta, Boston, Philadelphia, Cleveland, Cincinnati, Detroit, Denver, Phoenix, Los Angeles, San Francisco and Seattle.

     During 1997, the Company shipped TOFUTTI non-dairy products to distributors in Canada, England, Belgium, France, Germany, the Netherlands, Sweden, Panama, Martinique, Mexico, Israel and Australia. Sales to distributors in foreign countries totaled $865,000 or 12% of sales in 1997 as compared to $621,000 or 11% of sales in 1996. The increase in export sales was due primarily to an increase in sales to the Company's Israeli and European distributors. The Company's future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the Company's local currency price for its products.

RESEARCH AND DEVELOPMENT

     During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of the Company's current products. In 1997 and 1996, the Company's research and development expenses were $273,000 and $206,000, respectively. Such amounts do not include any portion of Mr. Mintz's salary.

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

EMPLOYEES

     On December 27, 1997, the Company employed eight people on a full-time basis, compared with seven people as of December 28, 1996. The Company considers its relations with its employees to be good.


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

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:


Quarter Ended                              High                Low
-------------                           ---------             -----
March 30, 1996........................   $1                  $ 9/16
June 29, 1996.........................     15/16               5/8
September 28, 1996....................      3/4                5/8
December 28, 1996.....................      3/4                9/16

March 29, 1997........................      7/8                9/16
June 28, 1997.........................    1-3/16               9/16
September 27, 1997....................    2-7/8                3/4
December 27, 1997.....................    2-3/16             1-1/8

     As of March 12, 1998, there were approximately 1,084 holders of record of the Company's Common Stock. The Company has not paid and has no present intention of paying cash dividends on its Common Stock in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

     The discussion and analysis which follows in this Annual Report may contain trend analysis and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Annual Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Fifty-two Weeks Ended December 27, 1997 Compared with Fifty-two Weeks Ended December 28, 1996

     Net sales for the fifty-two weeks ended December 27, 1997 were $7,440,000, an increase of $1,598,000 or 27% from the sales level realized for the fifty-two weeks ended December 28, 1996. In the 1997 period, sales of hard pack TOFUTTI and food product sales increased by $1,216,000 and $382,000, respectively. The hard pack sales increase was attributable to an increase in sales of all categories of frozen dessert products, while the increase in food product sales was mostly attributable to an increase in sales of BETTER THAN CREAM CHEESE and SOUR SUPREME. The Company's gross profit for the current year increased by $577,000 or 27% due primarily to the sales increase, while its gross profit percentage remained unchanged at 36% in 1997. The Company's gross profit in 1997 was adversely affected by the start-up costs associated with the Company's new products and the increased cost of allowances associated with the introduction of those new products. The Company anticipates its gross profit percentage will not improve in 1998 due to the continuing introductory sales costs it will incur with the planned introduction of new products in 1998.

     Based on its recent sales trend, the Company believes that its revenues will improve in 1998. The Company expects continued sales increases in its frozen dessert and food product lines and in most customer categories.

     Selling expenses increased 15% to $1,003,000 for the current fiscal period from $870,000 for the comparable 1996 period. The primary cause of the increase was increased warehouse, freight and bad debt expenses. The increase in warehouse expense is attributable to an increase in inventory to support the Company's increased level of operations. The increased freight expense is attributable to the increase in sales. The increase in bad debt expense reflects an additional provision to the reserve for bad debts arising from the Company's increased level of sales and for potentially delinquent accounts. Marketing and sales promotion expenses decreased 25% in 1997 to $172,000 from $230,000 in 1996. This decrease was due principally to the Company's reduction in trade magazine and newspaper advertising.

     Research and development expenses increased in 1997 to $273,000 as compared to $206,000 in 1996. The increase in research and development expenses was due to increased costs associated with new product development and the start-up of new co-packing plants to make those products. General and administrative expenses were $794,000 for the current period compared with $716,000 for the comparable period in 1996. The increase of $78,000 was due in part to increased salary, telephone, office equipment rental, professional fees, and public relation expenses.

     Interest expense was $7,000 for the fifty-two week period ended December 27, 1997 compared with $12,000 for the fifty-two week period ended December 28, 1996.

     As a result of reductions in the valuation allowance on deferred tax assets, the Company recorded income tax benefits of $83,000 and $45,000 in 1997 and 1996, respectively.

Liquidity and Capital Resources

     At December 27, 1997, the Company's working capital was $1,202,000, an increase of $487,000 from December 28, 1996. At the end of the fifty-two week period, accounts receivable decreased by $58,000 from December 28, 1996, principally reflecting the increase in the reserve for bad debts. Inventories increased by $190,000, reflecting the additional inventory for the Company's new products. Deferred tax assets increased $139,000 primarily as a result of a reduction in the valuation allowance. Accounts payable decreased to $94,000 from $504,000, while accrued expenses increased to $194,000 from $115,000 in 1996. The increase in income taxes payable of $14,000 represents a provision for state income taxes offset by a tax benefit related to the exercise of non-qualified stock options. The overall reduction in the Company's current liabilities of $315,000 was generated by the Company's improved cash flow caused by the increased profit in 1997 as compared to 1996. The increase in the Company's common stock and paid in capital in 1997 of $129,000 was due to the exercise of stock options in September 1997.

     The Company does not have any material capital commitments and contemplates no material expenditures in the foreseeable future. As a result of the Company's inability to secure additional financing or equity capital, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. Although the Company was able to fund its operations in 1997 from its current resources, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available if required. Management believes that if its operations in 1998 continue in a manner consistent with its results for 1997, it will have sufficient financial resources to continue its operations throughout the coming year.

Inflation and Seasonality

     The Company does not believe that its operating results have been materially affected by inflation during the preceding two years. The can be no assurance, however, that the Company's operating results will not be affected by inflation in the future. The Company's business is not subject to substantial seasonal variations.

The Year 2000 Issue

     The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and conversions to new software for certain applications, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects its implementation plan to be completed on a timely basis and without significant cost.

Other Matters

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will comply beginning with year-end 1998 results. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's results of operations, financial position or cash flows.

Item 7. Financial Statements


                          Index to Financial Statements


Independent Auditors' Report.............................................F-1

Financial Statements:

         Balance Sheets
            December 27, 1997 and December 28, 1996......................F-2

         Statements of Operations and Accumulated Deficit
            Fifty-two weeks ended
            December 27, 1997 and December 28, 1996......................F-3

         Statements of Cash Flows
            Fifty-two weeks ended
            December 27, 1997 and December 28, 1996......................F-4

         Notes to Financial Statements...................................F-5

                          Independent Auditors' Report





The Board of Directors
Tofutti Brands Inc.:

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 27, 1997 and December 28, 1996, and the related statements of operations and accumulated deficit, and cash flows for the fifty-two week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 27, 1997 and December 28, 1996 and the results of its operations and its cash flows for the fifty-two week periods then ended, in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP

Short Hills, New Jersey
March 13, 1998

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                                      December 27,       December 28,
                                                                           1997               1996
                                                                           ----               ----
Assets
Current Assets:
     Cash                                                                $   54             $   11
     Accounts receivable (net of allowance for doubtful
        accounts of $458 in 1997 and $295 in 1996) (Note 2)                 919                977
     Inventories (Note 3)                                                   541                351
     Prepaid expense                                                          7                 10
                                                                          -----             ------
                Total current assets                                      1,521              1,349

Fixed assets (net of accumulated depreciation) (Note 4)                      --                 --
Deferred income taxes (Note 9)                                              450                311
Other assets (Note 5)                                                        97                 76
                                                                         ------             ------
                Total assets                                             $2,068             $1,736
                                                                         ======             ======

Liabilities and Stockholders' Equity

Current liabilities:
     Note payable - current portion                                          17                 15
     Accounts payable                                                        94                504
     Accrued expenses (Note 6)                                              194                115
     Income taxes payable (Note 9)                                           14                 --
                                                                           ----               ----
                  Total current liabilities                                 319                634

Note payable                                                                 49                 66
                                                                           ----               ----
                  Total liabilities                                         368                700

Stockholders' equity (Note 7):
     Preferred stock - par value $.01 per share;
       authorized 100,000 shares, none issued                                --                 --
     Common stock - par value $.01 per share;
       authorized 15,000,000 shares, issued and
       outstanding 6,183,567 shares at 12/27/97 and
       6,053,567 at 12/28/96                                                 62                 61

     Paid-in capital                                                      3,631              3,503
     Accumulated deficit                                                 (1,993)            (2,528)
                                                                         ------             ------
                  Total stockholders' equity                              1,700              1,036
                                                                         ------             ------

Commitments (Note 8)                                                         --                 --
                                                                         ------             ------

                 Total liabilities and stockholders' equity              $2,068             $1,736
                                                                         ======             ======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (000's omitted except for per share data)

                                                                Fifty-two weeks               Fifty-two weeks
                                                                     ended                         ended
                                                               December 27, 1997             December 28, 1996
                                                               -----------------             -----------------
Net sales                                                           $7,440                        $5,842
Cost of sales                                                        4,739                         3,718
                                                                    ------                         -----
                  Gross profit                                       2,701                         2,124

Operating expenses:
  Selling                                                            1,003                           870
  Marketing and sales promotion                                        172                           230
  Research and development                                             273                           206
  General and administrative                                           794                           716
                                                                     -----                         -----
                                                                     2,242                         2,022
                                                                     -----                         -----

                  Operating income                                     459                           102

Interest expense                                                         7                            12
                                                                      ----                           ---
                  Income before income tax benefit                     452                            90

Income tax benefit (Note 9)                                             83                            45
                                                                      ----                          ----

                  Net income                                           535                           135

Accumulated deficit, beginning of year                              (2,528)                       (2,663)
                                                                    ------                        ------

Accumulated deficit, end of year                                   $(1,993)                      $(2,528)
                                                                   =======                       =======

Net income per share:
   Basic                                                              $.09                          $.02
   Diluted                                                             .08                           .02
                                                                       ===                           ===





                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)


                                                                         Fifty-two               Fifty-two
                                                                        weeks ended             weeks ended
                                                                        December 27,            December 28,
                                                                            1997                    1996
                                                                            ----                    ----
Cash flows from operating activities:
   Net income                                                               $535                    $135

   Net  adjustments  to  reconcile  net income to net
    cash (used in) provided by operating activities:
   Deferred taxes                                                           (139)                    (47)
   Provision for bad debts                                                   163                      62
   Change in assets and liabilities:
   Increase in accounts receivable                                          (105)                    (33)
   Increase in inventories                                                  (190)                   (155)
   Decrease in prepaid expense                                                 3                       1
   Increase in other assets                                                  (21)                    (20)
   (Decrease) increase in accounts payable                                  (410)                    140
   Increase (decrease) in accrued expenses                                    79                     (71)
   Increase in income taxes payable                                           14                      --
                                                                            ----                    ----

   Net cash (used in) provided by operating activities                       (71)                     12
                                                                            ----                    ----

Cash flows from financing activities:
   Repayment of note payable                                                 (15)                    (13)
   Issuance of common stock                                                  129                      --
                                                                            ----                    ----
   Net cash provided by (used in) financing activities                       114                     (13)
                                                                            ----                    ----

Net increase (decrease) in cash                                               43                      (1)

Cash at beginning of period                                                   11                      12
                                                                            ----                    ----
Cash at end of period                                                       $ 54                    $ 11
                                                                            ====                    ====

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
   Interest                                                                 $  7                    $ 12
                                                                            ====                    ====
   Income taxes                                                                1                       2
                                                                            ====                    ====



                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)



(1) Summary of Significant Accounting Policies

Description of Business

Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in the development, production and marketing of non-dairy frozen desserts and other food products.

Revenue Recognition

The Company recognizes revenue when goods are shipped from its production facilities or outside warehouses.

Common Stock

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which requires a dual presentation of earnings per share basic and diluted. Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding of 6,086,000 in 1997 and 6,054,000 in 1996. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 6,404,000 in 1997 and 6,060,000 in 1996.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allowed companies, beginning in 1996, to either retain Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations, for recognizing expense for stock-based compensation, or to adopt a new accounting method based on estimated fair value. The Company has decided to continue to follow APB 25 and has provided pro forma disclosures of net earnings as required under the provisions of SFAS 123 (see Note 7).

The change in common stock and paid-in capital during 1997 was attributable to the exercise of options to purchase 130,000 shares of common stock.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, accounts receivable, accounts payable, accrued expenses, income taxes payable and note payable as of December 27, 1997 and December 28, 1996 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

Risks and Uncertainties

The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers.

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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(2) Accounts Receivable

Activity in the allowance for doubtful accounts is set forth below:



                                         Fifty-two weeks         Fifty-two weeks
                                             ended                   ended
                                          December 27,            December 28,
                                              1997                    1996
                                              ----                    ----
     Beginning balance                        $295                    $242
     Additions charged to expense              163                      62
     Less: Write offs                            -                       9
                                              ----                    ----
                                              $458                    $295
                                              ====                    ====

(3) Inventories

Inventories consist of:

                                          December 27,            December 28,
                                             1997                    1996
                                             ----                    ----
     Finished products                       $342                    $262
     Raw materials and packaging              199                      89
                                             ----                    ----
                                             $541                    $351
                                             ====                    ====

(4) Fixed Assets

Fixed assets consist of the following:


                                      December 27,      December 28,      Useful
                                         1997              1996            Lives
                                         ----              ----            -----

Machinery and equipment                  $30               $30              5 yr
Leasehold improvements                    29                29              5 yr
                                          --                --
                                          59                59

Less accumulated depreciation             59                59
                                          --                --
                                         $--               $--
                                         ===               ===

(5) Other Assets

On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000 split dollar insurance plan on the life of a

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


member of David Mintz's family. Mr. Mintz is Chairman and President of the Company. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would otherwise have necessitated a sale of the stock. The sale of such stock might have the negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, the Company is to receive a complete refund of all its premiums paid plus interest at 4%.

(6)  Accrued Expenses

Accrued expenses consist of the following:


                                          December 27,           December 28,
                                             1997                   1996
                                             ----                   ----
     Advertising                             $  2                   $  7
     Professional fees                         31                     26
     Selling                                  130                     80
     Inventory purchases                       30                     --
     Other                                      1                      2
                                             ----                   ----
                    Total                    $194                   $115
                                             ====                   ====



(7)  Stock Options

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of nonstatutory options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options are generally exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally five years from the date of grant. A total of 1,400,000 shares have been reserved for issuance under the 1993 Plan. At December 27, 1997, 1,220,000 shares were subject to outstanding options and no additional shares were available for future grant.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


The following is a summary of stock option activity from December 30, 1995 to December 27, 1997:

                                                   INCENTIVE OPTIONS              NON-QUALIFIED OPTIONS
                                                   -----------------              ---------------------
                                                                Weighted                         Weighted
                                                                 Average                          Average
                                                                Exercise                         Exercise
                                                 Shares           Price        Shares             Price
                                                 ------           -----        ------             -----
Outstanding and exercisable at
  December 30, 1995 and
  December 28, 1996                              83,000           $.681        55,000             $.625
Granted in 1997                               1,118,000            .765       102,000              .790
Exercised in 1997                               (75,000)           .6875      (55,000)             .625
Canceled in 1997                                 (8,000)           .625            --                --
                                                -------                         -----
Outstanding at December 27, 1997              1,118,000            .765       102,000              .790
                                              =========                       =======
Exercisable at December 27, 1997                     --              --            --                --

Weighted average fair value of
options granted during the year                    $.39                          $.39


The fair value of each stock option granted during 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                  1997
                                                  ----
     Expected life (years)                         4.0
     Expected volatility                          62.0%
     Expected dividend yield                       0.0%
     Risk-free interest rate                       5.5%

There were no stock options granted during 1996.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The following table summarizes information about the stock options outstanding at December 27, 1997:
                               OPTIONS OUTSTANDING
                               -------------------
                                     Weighted Average         Weighted
    Range of           Number         Remaining Life           Average
Exercise Prices     Outstanding         (in years)         Exercise Price
---------------     -----------         ----------         --------------
 $.6875--$1.031      1,220,000              4.3                 $.767

Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:

                                                        1997
                                                        ----
Net income available for common stockholders:
   As reported                                          $535
   Pro forma                                             392
Basic earnings per share:
   As reported                                           .09
   Pro forma                                             .06
Diluted earnings per share:
   As reported                                           .08
   Pro forma                                             .06




(8) Lease Obligation

Future minimum lease payments under an existing operating lease that expires on July 1, 1999 are as follows:


  Period ending                   Amount
  -------------                   ------
December 26, 1998                  $ 74
Thru July 1, 1999                    37
                                    ---
                   Total           $111
                                   ====

Annual net rental expenses aggregated $68 for each of the fifty-two week periods ended December 27, 1997 and December 28, 1996.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(9) Income Taxes

The components of income tax expense (benefit) for the fifty-two week periods ended December 27, 1997 and December 28, 1996 are as follows:


                                               1997            1996
                                               ----            ----
     Current:
           Federal                           $   --           $  --
           State                                 56               2
                                                 --              --
                                                 56               2
                                                 --             ---
     Deferred:
           Federal                             (124)            (60)
           State                                (15)             13
                                               ----              --
                                               (139)            (47)
                                               ----             ---

     Total income tax benefit                  $(83)           $(45)
                                               ====            ====



Deferred tax assets at December 27, 1997 and December 28, 1996 are as follows:



                                                 1997                 1996
                                                 ----                 ----
Allowance for doubtful accounts                  $183                 $123
Inventories                                        12                    7
Note payable                                       26                   35
Other accruals                                     53                   --
Loss carryforwards and tax credits                435                  641
                                                  ---                  ---
Gross deferred tax assets                         709                  806
Valuation allowance                               259                  495
                                                  ---                  ---

Net deferred tax assets                          $450                 $311
                                                  ===                 ====

Based upon the level of projected future taxable income over the periods in which the deferred tax assets principally attributable to the net operating loss carryforwards are deductible, management believes it is more likely than not the Company will realize its net deferred tax assets at December 27, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The Company has net operating loss carryforwards of approximately $1,192, which will expire in 2005. The Company also has unused tax credits of approximately $30.

A reconciliation between the federal tax expense at the statutory tax rate of 34% and the Company's actual tax benefit for the fifty-two week periods ended December 27, 1997 and December 28, 1996 is as follows:



                                                 1997             1996
                                                 ----             ----
Expected tax                                     $154            $  31
Non-deductible expenses                             8               18
State income taxes, net of federal
    income tax benefit                             27               10
Change in valuation allowance                    (236)            (132)
Other                                             (36)              28
                                                ------           -----
               Total                            $ (83)           $ (45)
                                                =====            =====


(10) Business Concentrations

During both fifty-two week periods ended December 27, 1997 and December 28, 1996, the Company derived approximately 89% of its net sales domestically. The remaining sales in both periods were exports to various other countries. Sales to two customers represented 14% and 11% of net sales in 1997. In 1996, sales to two customers represented 14% and 12% of net sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are:


Name                             Age      Position
----                             ---      --------
David Mintz...................    66      Chairman of the Board of Directors,
                                          Chief Executive Officer
Steven Kass...................    46      Chief Financial Officer, Secretary and
                                          Treasurer
Reuben Rapoport...............    67      Director of Product Development and
                                          Director
Franklyn Snitow...............    51      Director
Bernard Koster................    63      Director

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

     To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during fiscal 1997 all persons subject to these reporting requirements filed the required reports on a timely basis except: (i) David Mintz, Chairman of the Board and President, did not timely file a report on Form 4 for (a) a February 28, 1997 grant of 400,000 options and a July 31, 1997 grant of 80,000 options under the Company's 1993 Amended Stock Option Plan (the "Plan"), (b) the September 22, 1997 exercise of 75,000 options granted under Plan, and (c) the subsequent sale of 40,000 shares so acquired on September 22, 1997 (4,400 shares for $2.5625 per share, 4,000 shares for $2.375 per share, 13,000 shares for $2.625 per share and 5,600 shares for $2.25 per share) and September 24, 1997 (2,500 shares for $2.375 per share, 2,000 shares for $2.0625 per share, 5,500 shares for $2.4375 per share and 3,000 shares for $2.25 per share); (ii) Bernard Koster, a director of the Company, did not timely file a report on Form 4 for (a) a February 28, 1997 grant of 30,000 options and a July 31, 1997 grant of 10,000 options under the Plan, (b) the September 22, 1997 exercise of 16,000 options granted under the Plan, and (c) the subsequent sale of 12,000 shares so acquired on September 29, 1997 (2,500 shares for $2.4375 per share, 1,500 shares for $2.25 per share and 2,000 shares for $2.0625 per share), September 30, 1997 (400 shares for $2.0625 per share and 1,600 shares for $2.00 per share) and October 1, 1997 (2,000 shares for $2.125 per share and 2,000 shares for $2.00 per share); (iii) Reuben Rapoport, a director of the Company, did not timely file a report on Form 4 for a February 28, 1997 grant of 75,000 options and a July 31, 1997 grant of 20,000 options under the Plan; (iv) Franklyn H. Snitow, a director of the Company, did not timely file a report on Form 4 for (a) a February 28, 1997 grant of 30,000 options and a July 31, 1997 grant of 30,000 options under the Plan, (b) the September 21, 1997 exercise of 30,000 options granted under Plan, and (c) the subsequent sale of 10,000 shares so acquired on September 22, 1997 for $2.4375 per share; and (v) Steven Kass, Chief Financial Officer, Secretary and Treasurer of the Company, did not timely file a report on Form 4 for a February 28, 1997 grant of 360,000 options and a July 31, 1997 grant of 70,000 options under the Company's Plan.

Item 10.  Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for the Company's executive officers whose total salary in fiscal 1997 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                              Annual            Long-Term
                                           Compensation        Compensation
                                           ------------        ------------
                                                           Securities Underlying
Name and Principal Position      Year        Salary ($)         Options (#)
---------------------------      ----        ----------         -----------
David Mintz                      1997       $180,000(1)           480,000
Chief Executive Officer          1996        155,000(2)                --
  and Chairman of the Board      1995        125,000                   --

Steven Kass                      1997        117,500(1)           430,000
Chief Financial Officer          1996        100,000(2)                --
  Secretary and Treasurer        1995             --(3)                --
---------------
(1) Includes bonuses of $30,000 and $20,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and payable April 1, 1998.
(2) Includes bonuses of $30,000 and $15,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and payable April 1, 1997.
(3)  Less than $100,000.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year.

     On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is Chairman and Chief Executive Officer of the Company. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would have otherwise necessitated a sale of the stock. The sale of such stock might have a negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, the Company is to receive a complete refund of all its premiums paid plus interest at 4%.

     There are currently no employment agreements between the Company and any of its officers. Neither Mr. Snitow nor Mr. Koster has received any cash remuneration from the Company for his service as a Director in the last three years.

STOCK OPTIONS

         The following table provides information concerning the grants and exercising of stock options during the Company's last fiscal year to each of the officers named above in the Summary Compensation Table.


                       OPTIONS GRANTED IN LAST FISCAL YEAR
                       -----------------------------------
                                                         Percent of
                                        Number of          Total
                                         Shares           Options
                                       Underlying         Granted to
                                        Options         Employees in
Name                                  Granted (#)        Fiscal Year     Exercise Price ($/SH)        Expiration Date
----                                  -----------        -----------     ---------------------        ---------------
David Mintz,                           400,000(1)           32.8              $ .756                      2/28/02
Chief Executive Officer                 80,000(2)            6.6               1.031                      7/31/02
  and Chairman of the
  Board

Steven Kass,                           360,000(1)           29.5                .6875                     2/28/02
  Chief Financial Officer,              70,000(2)            5.7                .9375                     7/31/02
  Secretary and Treasurer
----------------------

(1) One-third of the shares subject to this option becomes exercisable on each of January 1, 1998, January 1, 1999 and January 1, 2000.

(2) One-half of the shares subject to this option becomes exercisable on each of August 1, 1998 and August 1, 1999.

     The following table provides information concerning stock options held in 1997 by each of the executive officers named above in the Summary Compensation Table.


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                  ---------------------------------------------
                                                                            Number of Shares
                                      Shares                             Underlying Unexercised         Value of Unexercised in the
                                   Acquired on           Value           Options at FY-End (#)          Money Options at FY-End ($)
Name                               Exercise (#)      Realized ($)      Exercisable/Unexercisable         Exercisable/Unexercisable
----                               ------------      ------------      -------------------------        --------------------------
David Mintz,                          75,000          $70,312(1)              480,000 (U)                      $395,120(U)(1)
Chief Executive Officer
  and Chairman of the
  Board

Steven Kass,                            --                --                   430,000(U)                       385,625(U)(1)
  Chief Financial Officer,
  Secretary and Treasurer

-----------------------
 (E) Exercisable options
 (U) Unexercisable options
 (1) Calculated by subtracting option exercise price from year-end market price.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 12, 1998, certain information regarding the Company's Common Stock, $.01 par value, for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, for each executive officer named in the Summary Compensation Table, for each of the Company's Directors and for the executive officers and Directors of the Company as a group:


                                       Amount of
Name                               Beneficial Ownership       Percent of Class
----                               --------------------       ----------------
David Mintz......................     3,283,440 (1)                 50.4%
Steven Kass......................       120,000 (2)                  1.8%
Reuben Rapoport..................        45,000 (3)                  *
Franklyn Snitow..................        30,000 (4)                  *
Bernard Koster...................        14,000 (5)                  *
All Executive Officers and
Directors as a group (5 persons).     3,492,440 (6)                 53.4%
________________

     The address of all individuals except Messrs. Koster and Snitow is c/o Tofutti Brands, Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 345 Madison Avenue, New York, NY 10017 and the address of Mr. Koster is 2050 Center Ave., Suite 670, Ft. Lee, New Jersey 07024. Each person listed above has sole voting and/or investment power of the shares attributed to him.

*    Less than 1%.

(1) Includes 133,000 shares issuable upon the exercise of currently exercisable stock options.

(2)  Issuable upon the exercise of currently 120,000 exercisable stock options.

(3) Includes 25,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Includes 10,000 shares issuable upon the exercise of currently exercisable stock options.

(5) Includes 10,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 298,000 shares issuable upon the exercise of currently exercisable stock options.


Item 12. Certain Relationships and Related Transactions

     Franklyn Snitow, a director of the Company, is a member of the law firm of Snitow & Pauley, which firm provided minimal legal services on behalf of the Company in 1997.


Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1*      Certificate of Incorporation.

3.1.1**   March 1986 Amendment to Certificate of Incorporation.

3.2*      By-laws of Registrant.

4.1***    Copy of the Registrant's 1993 Stock Option Plan.

10.1****  Copy of Legal Settlement between the Company and the NEMP Corporation.

23.1      Consent of Independent Auditors.

27        Financial Data Schedule.

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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 1998.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)

                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 8, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial Officer

/s/Bernard Koster
-----------------
Bernard Koster
Director

/s/Reuben Rapoport
------------------
Reuben Rapoport
Director

/s/Franklyn Snitow
------------------
Franklyn Snitow
Director

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

27        Financial Data Schedule



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