Form 10QSB
period 1998-03-28
TOFUTTI BRANDS INC
filed 1998-05-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1998

__ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ___

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


               ___________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 8, 1998 the Issuer had 6,183,567 shares of Common Stock, par value $.01, outstanding

           Transitional Small Business Disclosure Format (check one):

                                 Yes     No  X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                  Page
                                                                  ----

Part I - Financial Information:

     Condensed Balance Sheets - March 28, 1998
       (Unaudited) and December 27, 1997 (Audited)                  3

     Condensed Statements of Operations -
       (Unaudited) - Thirteen Week Period ended
       March 28, 1998 and Thirteen Week Period
       ended March 29, 1997                                         4

     Condensed Statements of Cash Flows -
       (Unaudited) - Thirteen Week Period
       ended March 28, 1998 and Thirteen Week
       Period ended March 29, 1997                                  5

     Notes to Condensed Financial Statements -
       (Unaudited)                                                  6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                 7-9


Part II - Other Information:

      Item 4.  Submission of Matters to a Vote
                          of Shareholders                          10

      Item 6.  Exhibits and Reports on Form 8-K                    10

      Signatures                                                   11

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                          March 28,                  December 27,
                                                            1998                        1997
                                                         (Unaudited)                 (Audited)
                                                         -----------                 ---------
Assets

Current assets:
  Cash and cash equivalents                                 $  109                    $   54
  Accounts receivable (net of allowance
    for doubtful accounts of $473
    in 1998 and $458 in 1997)                                  960                       919
  Inventories (Note 2)                                         688                       541
  Prepaid expenses                                              --                         7
  Deferred income taxes                                        268                       276
                                                              ----                      ----
              Total current assets                           2,025                     1,797

Deferred income taxes                                          182                       174

Other assets                                                    97                        97
                                                             -----                     -----

              Total assets                                  $2,304                    $2,068
                                                             =====                     =====

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable - current portion                            $   18                    $   17
  Accounts payable                                             310                        94
  Accrued expenses                                             116                       194
  Income taxes payable                                          20                        14
                                                               ---                       ---

              Total current liabilities                        464                       319

Note payable                                                    44                        49
                                                             -----                     -----
              Total liabilities                                508                       368

Stockholders' equity:
  Preferred stock                                               --                        --
  Common stock                                                  62                        62
  Paid-in capital                                            3,631                     3,631
  Accumulated deficit                                       (1,897)                   (1,993)
                                                            ------                    ------

              Total stockholders' equity                     1,796                     1,700
                                                            ------                    ------

              Total liabilities and
                stockholders' equity                        $2,304                    $2,068
                                                             =====                     =====

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)

                                                  Thirteen               Thirteen
                                                    weeks                 weeks
                                                    ended                 ended
                                                 March 28, 1998        March 29, 1997
                                                 --------------        --------------
Net sales                                         $ 1,751                $ 1,524
Cost of sales                                       1,070                    972
                                                    -----                  -----

     Gross profit                                     681                    552
                                                    -----                  -----

Operating expenses:
  Selling                                             224                    173
  Marketing and sales promotion                        64                     44
  Research and development                             82                     58
  General and administrative                          202                    170
                                                    -----                  -----

                                                      572                    445
                                                    -----                  -----

     Operating income                                 109                    107

Interest expense                                        4                      4
                                                    -----                  -----
     Income before income
       taxes                                          105                    103

Income taxes                                            9                     --
                                                    -----                  -----

Net income                                        $    96                $   103
                                                    =====                  =====

Net income per share:
     Basic                                          $ .02                  $ .02
     Diluted                                        $ .01                  $ .02

Weighted average number of shares outstanding:
     Basic                                          6,184                  6,054
     Diluted                                        6,682                  6,056




            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                                Thirteen                Thirteen
                                                                  weeks                   weeks
                                                                  ended                   ended
                                                               March 28,1998           March 29,1997
                                                               -------------           -------------
Cash flows from operating
  activities, net                                                $  55                   $  85

Cash flows from investing activities                                --                      --

Cash flows from financing activities                                --                      --
                                                                  ----                    ----
     Net increase in cash                                           55                      85

Cash at beginning of period                                         54                      11
                                                                  ----                    ----

Cash at end of period                                            $ 109                   $  96
                                                                   ===                    ====

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                 $ 4                     $ 4
          Taxes                                                      1                      --













            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the December 27, 1997 balance sheet to conform to the March 27, 1998 presentation.

(2)  Inventories

     The composition of inventories is as follows:

                                                March 28,        Dec. 27,
                                                  1998            1997
                                                  ----            ----
     Raw materials and packaging
       supplies                                  $ 216           $ 199
     Finished goods                                472             342
                                                  -----           ----
                                                 $ 688           $ 541
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

Results of Operations

Thirteen Weeks Ended March 28, 1998 Compared with Thirteen Weeks Ended March 29, 1997

Net sales for the thirteen weeks ended March 28, 1998 were $1,751,000 an increase of $227,000 or 15% from the sales level realized for the thirteen weeks ended March 29, 1997. In the 1998 period sales of hard pack Tofutti increased by $169,000, while food products sales increased by $58,000. As a result of the increase in sales, the Company's gross profit in the current period increased by $129,000. The Company's gross profit percentage increased from 36% in the 1997 period to 39% for the current period. The increase in gross profit percentage was principally due to the increase in sales of the Company's frozen dessert products. The Company obtains a higher gross profit percentage on frozen dessert products than on food products.

The Company anticipates a continuing increase in sales during the second and third quarters of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased 30% to $224,000 for the current fiscal quarter compared with $173,000 for the comparable period in 1997. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1998. Marketing and sales promotion increased 45% to $64,000 in 1998 versus $44,000 in 1997 due primarily to an increase in spending for artwork and plates for new product package designs and an increase in point of sale materials.

Research and development costs, which consist principally of salary expenses, increased 41% to $82,000 for the thirteen weeks ended March 28, 1998 compared to $58,000 for the comparable period in 1997. This increase was due to the hiring of an additional person and additional research and development expenses associated with the Company's new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs.

General and administrative expenses increased to $202,000 for the current quarter compared with $170,000 for the comparable period in 1997 due primarily to an increase in salary and related payroll tax and fringe benefit expenses.

Liquidity and Capital Resources

At March 28, 1998, the Company's working capital was $1,561,000, an increase of $83,000 from December 27, 1997. At the end of the thirteen week period, accounts receivable increased by $41,000 from December 27, 1997 due to the higher sales level. Inventories increased by $147,000 reflecting an increase in finished goods inventory at outside warehouses, consistent with the Company's increased sales level.

The Company does not have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. Although the Company has operated on a profitable basis in recent years, it has been unable to secure additional financing or equity capital. As a result, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company believes it will be able to fund its operations in 1998 from its current resources, however, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available if required. Management believes that if its operations in 1998 continue in a manner consistent with its results for 1997, it will have sufficient financial resources to continue its operations throughout the coming year.

Other Matters

In June 1997, the Financial Accounting Standards Board released Statement 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement became effective for the Company beginning December 28, 1997 and requires disclosure of certain information about operating segments and geographic areas of operation. The adoption of SFAS 131 does not require interim reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosure in its Form 10-KSB for the year ended December 26, 1998. This statement does not have any effect on the results of operations or financial position of the Company.

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

4.1***   Copy of the Company's 1993 Stock Option Plan

10.1**** Copy of Legal Settlement between the Company and the NEMP
         Corporation

27       Financial Data Schedule

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None
______________
* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

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

Date: May 11, 1998