Form 10QSB
period 1998-06-27
TOFUTTI BRANDS INC
filed 1998-08-11
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 1998

___      Transition report under Section 13 or 15(d) of the Exchange Act for
         the transition period from         to

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


                  50 Jackson Drive, Cranford, New Jersey 07016
                    (Address of Principal Executive Offices)
                    ----------------------------------------

                                 (908) 272-2400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes  X  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of July 29, 1998 the Issuer had 6,183,567 shares of Common Stock, par value $.01, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    Yes __   No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                         Page
                                                                         ----

Part I - Financial Information:

               Condensed Balance Sheets - June 27, 1998
                 (Unaudited) and December 27, 1997                        3

               Condensed Statements of Operations -
                 (Unaudited) - Thirteen and twenty-six
                 week periods ended June 27, 1998 and
                 thirteen and twenty-six week periods ended
                 June 28, 1997                                            4

               Condensed  Statements  of Cash Flows -
                 (Unaudited) - Twenty-six week period
                 ended June 27, 1998 and
                 twenty-six week period ended
                 June 28, 1997                                            5

               Notes to Condensed Financial Statements -
                 (Unaudited)                                              6

               Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                             7-10


Part II - Other Information:

               Item 4.  Submission of Matters to a Vote
                          of Shareholders                                 11

               Item 6.  Exhibits and Reports on Form 8-K                  12

               Signatures                                                 13

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (000's omitted)

                                                        June 27,    December 27,
                                                         1998           1997
                                                         ----           ----
Assets

Current assets:
  Cash and cash equivalents                             $  221             54
  Accounts receivable (net of allowance
    for doubtful accounts of
    $488 in 1998 and $458 in 1997)                       1,070            919
  Inventories (Note 2)                                     552            541
  Prepaid expenses                                           1              7
  Deferred income taxes                                    260            276
                                                         -----          -----
             Total current assets                        2,104          1,797

Deferred income taxes                                      190            174

Other assets                                                97             97
                                                        ------          -----

             Total assets                               $2,391          2,068
                                                        ======          =====

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable - current portion                       $   18             17
  Accounts payable                                         351             94
  Accrued expenses                                          58            194
  Income taxes payable                                      34             14
                                                           ---          -----
              Total current liabilities                    461            319

Note payable                                                39             49
                                                           ---          -----
              Total liabilities                            500            368

Stockholders' equity:
  Preferred stock                                            -              -
  Common stock                                              62             62
  Paid-in capital                                        3,631          3,631
  Accumulated deficit                                   (1,802)        (1,993)
                                                        -------        ------

    Total stockholders' equity                           1,891          1,700
                                                        ------         ------

    Total liabilities and stockholders'
      equity                                            $2,391          2,068
                                                        ======         ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                                 (000's omitted)



                                                     Thirteen           Thirteen            Twenty-Six            Twenty-Six
                                                       weeks              weeks                 weeks                 weeks
                                                       ended              ended                 ended                 ended
                                                      6/27/98            6/28/97              6/27/98               6/28/97
                                                      -------            -------              -------               -------

Net sales                                              $2,324              2,013                 4,075                 3,537
Cost of sales                                           1,558              1,332                 2,628                 2,304
                                                        -----              -----                 -----                ------
     Gross profit                                         766                681                 1,447                 1,233
                                                          ---               ----                 -----                ------

Operating expenses:
  Selling                                                 281                229                   505                   402
  Marketing and sales promotion                            35                 51                    99                    95
  Research and development                                 82                 55                   164                   113
  General and administrative                              258                232                   460                   402
                                                          ---              -----                   ---                 -----

                                                          656                567                 1,228                 1,012
                                                          ---              -----                 -----                 -----

     Operating income                                     110                114                   219                   221

Interest expense                                            2                  1                     6                     5
                                                          ---               ----                   ---                  ----
     Income before income
       taxes                                              108                113                   213                   216

Income taxes                                               11                  -                    22                     -
                                                          ---               ----                   ---                  ----

Net income                                               $ 97                113                   191                   216
                                                         ====               ====                  ====                  ====

Net income per share:
     Basic                                               $.02                .02                   .03                   .04
     Diluted                                             $.01                .02                   .03                   .04

Weighted average number of
  shares outstanding:
     Basic                                              6,184              6,054                 6,184                 6,054
     Diluted                                            6,752              6,185                 6,717                 6,120





            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                    Twenty-six        Twenty-six
                                                      weeks             weeks
                                                      ended             ended
                                                     6/27/98           6/28/97
                                                     -------           -------

Cash flows from operating
  activities, net                                     $167                8

Cash flows from investing activities                     -                -


Cash flows from financing activities                     -                -
                                                       ---              ---
     Net increase in cash and
       cash equivalents                                167                8

Cash and cash equivalents
  at beginning of period                                54               11
                                                       ---              ---

Cash and cash equivalents
  at end of period                                    $221               19
                                                     =====             ====

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
          Interest                                   $  6                 5
          Income Taxes                                  -                 -














            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 27, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the December 27, 1997 balance sheet to conform to the June 27, 1998 presentaton.

(2)  Inventories

     The composition of inventories is as follows:

                                                       June 27,         Dec. 27,
                                                         1998            1997
                                                         ----            ----
          Raw materials and packaging
            supplies                                    $196              199
          Finished goods                                 356              342
                                                         ---             ----
                                                        $552              541
                                                        ====             ====

(3)   Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect of stock options.

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

Results of Operations

Thirteen Weeks Ended June 27, 1998 Compared with Thirteen Weeks
Ended June 28, 1997

Net sales for the thirteen weeks ended June 27, 1998 were $2,324,000, an increase of $311,000 or 15% from the sales level realized for the thirteen weeks ended June 28, 1997. In the 1998 period, sales of hard pack Tofutti increased by $162,000, while food product sales increased by $149,000. As a result of the increase in sales, the Company's gross profit for the current quarter increased by $85,000, while its gross profit percentage decreased slightly to 33% compared to 34% for the same period last year. This decline in gross profit percentage was a result of increased expenses associated with the introduction of new products.

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

Selling expenses increased to $281,000 for the current fiscal quarter compared with $229,000 for the comparable period in 1997. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1998. Marketing and sales promotion decreased to $35,000 in the 1998 period from $51,000 in 1997 due primarily to a decrease in spending for artwork and plates for new product package designs and a decrease in point-of-sale materials.

Research and development costs increased to $82,000 for the thirteen weeks ended June 27, 1998 compared to $55,000 for the comparable period last year. This increase was due to the hiring of two additional persons and additional research and development expenses associated with the Company's new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Management expects that research and development costs will continue at the same level for the remainder of the year.

General and administrative expenses were $258,000 for the current period compared with $232,000 for the comparable period in 1997, due primarily to an increase in payroll costs and public relations expense.


Twenty-Six Weeks Ended June 27, 1998 Compared with Twenty-Six Weeks Ended June 28, 1997

Net sales for the twenty-six weeks ended June 27, 1998 were $4,075,000, an increase of $538,000 or 15% from the sales level realized for the twenty-six weeks ended June 28, 1997. In the 1998 period sales of hard pack Tofutti increased by $332,000, while food product sales increased by $206,000. As a result of the increase in sales, the Company's gross profit for the current period increased by $214,000, while its gross profit percentage increased slightly to 36% as compared to 35% for the same period last year. The increase in gross profit percentage was principally due to the increase in sales of the Company's frozen dessert products. The Company obtains a higher gross profit percentage on frozen dessert products than on food products.

Selling expenses increased by $103,000 to $505,000 for the current fiscal period compared with $402,000 for the comparable period last year. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1998. Marketing and sales promotion expenses increased slightly to $98,000 from $95,000 in 1997. The Company is not currently engaged in any major marketing programs.

Research and development expenses were $164,000 for the twenty-six weeks ended June 27, 1998 compared with $113,000 for the comparable period last year, reflecting an increase in related research and development costs incurred in the development of the Company's new products.

General and administrative expenses were $460,000 for the current period compared with $402,000 for the comparable period in 1997, due primarily to an increase in payroll costs and public relations expense.


Liquidity and Capital Resources

The Company's working capital was $1,643,000 at June 27, 1998, an increase of $165,000 from December 27, 1997. Accounts receivable increased to $1,070,000 at June 27, 1998, an increase of $151,000 from December 27, 1997, reflecting the Company's significantly higher sales. Inventories increased slightly by $11,000, reflecting an increase in finished goods inventory, consistent with the Company's increased sales.

Prepaid expenses decreased from $7,000 at December 27, 1997 to $1,000 at June 27, 1998. Deferred taxes and other assets were unchanged at June 27, 1998 from December 27, 1997.

Accounts payable increased by $257,000 to $351,000 at June 27, 1998, reflecting the higher sales and an increase in inventory, while accrued liabilities decreased from December 27, 1997 by $136,000 to $58,000 at June 27, 1998.

The Company does not have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. Although the Company has operated on a profitable basis in recent years, it has been unable to secure additional financing or equity capital. As a result, it has not had sufficient funds to fully implement the marketing of its new products. This has hindered the Company in its efforts to increase the sales of its products. The Company believes it will be able to fund its operations in 1998 from its current resources, however, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available, if required. Management believes that if its operations in 1998 continue in a manner consistent with its results for 1997, it will have sufficient financial resources to continue its operations throughout the coming year.

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

Other Matters

In June 1997, the Financial Accounting Standards Board released Statement 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement became effective for the Company beginning December 28, 1997 and requires disclosure of certain information about operating segments and geographic areas of operation. The adoption of SFAS 131 does not require interim reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosure in its Form 10-KSB for the year ending December 26, 1998. This statement does not have any effect on the results of operations or financial position of the Company.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.   Submission of Matters to a Vote of Shareholders

          During the thirteen week period ended June 27, 1998, the Company held its Annual Meeting of Shareholders.

          At the meeting, held on May 29, 1998, the Company's shareholders voted for:

          1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 1999 Annual Meeting of Shareholders.


                        For             Against       Abstained         Unvoted
                        ---             -------       ---------         -------
David Mintz          5,720,570           34,186           -                -
Bernard Koster       5,726,571           28,185           -                -
Reuben Rapoport      5,726,571           28,185           -                -
Franklin Snitow      5,726,571           28,185           -                -


          2. To approve an amendment to the Company's 1993 Stock Option Plan providing for an increase of 1,500,000 shares of Common Stock available for the grant of options.


                   For              Against            Abstained      Unvoted
                   ---              -------            ---------      -------
                 3,551,597           89,236              13,908      2,110,015


          3. The ratification of the appointment of KPMG Peat Marwick LLP to examine the Company's accounts for 1998.


                   For               Against            Abstained       Unvoted
                   ---               -------            ---------       -------
                 5,747,747            2,575                4,359          -

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

__________________

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

                                            TOFUTTI BRANDS INC.
                                               (Registrant)



                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            President



                                            /s/Steven Kass
                                            --------------
                                            Steven Kass
                                            Chief Financial Officer

Date: August 11, 1998

                                 EXHIBIT INDEX

Exhibit
  No.             Exhibit
  ---             -------


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