Form 10QSB
period 1998-09-26
TOFUTTI BRANDS INC
filed 1998-11-10
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1998

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

Yes  X  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 6, 1998 the Issuer had 6,183,567 shares of Common Stock, par value $.01, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    Yes __   No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                        Page
                                                                        ----

Part I - Financial Information:

     Condensed Balance Sheets - September 26, 1998
       (Unaudited) and December 27, 1997                                  3

     Condensed Statements of Operations -
       (Unaudited) - Thirteen and thirty-nine
       week periods ended September 26, 1998 and
       September 27, 1997                                                 4

     Condensed  Statements of Cash Flows -
       (Unaudited) - Thirty-nine week periods
       ended September 26, 1998 and
       September 27, 1997                                                 5

     Notes to Condensed Financial Statements -
       (Unaudited)                                                        6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                      7-11


Part II - Other Information:

     Item 4.  Submission of Matters to a Vote
                of Shareholders                                          12

     Item 6.  Exhibits and Reports on Form 8-K                           12

     Signatures                                                          13

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (000's omitted)

                                                September 26,      December 27,
                                                    1998               1997
                                                    ----               ----

Assets

Current assets:
  Cash and cash equivalents                       $  170               54
  Accounts receivable (net of allowance
    for doubtful accounts of
    $58 in 1998 and $458 in 1997)                  1,422              919
  Inventories (Note 2)                               548              541
  Prepaid expenses                                    10                7
  Deferred income taxes                              260              276
                                                   -----            -----
             Total current assets                  2,410            1,797

Deferred income taxes                                190              174

Other assets                                          97               97
                                                  ------            -----

             Total assets                         $2,697            2,068
                                                  ======            =====

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable - current portion                 $   18               17
  Accounts payable                                   325               94
  Accrued expenses                                   156              208
                                                     ---              ---
               Total current liabilities             499              319

Note payable                                          35               49
                                                     ---              ---
              Total liabilities                      534              368

Stockholders' equity:
  Preferred stock                                     --               --
  Common stock                                        62               62
  Paid-in capital                                  3,631            3,631
  Accumulated deficit                             (1,530)          (1,993)
                                                  ------           ------

    Total stockholders' equity                     2,163            1,700
                                                  ------           ------

    Total liabilities and stockholders'
      equity                                      $2,697            2,068
                                                  ======           ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                                 (000's omitted)


                                                                                                  Thirty-               Thirty-
                                                        Thirteen           Thirteen                 nine                  nine
                                                          weeks              weeks                 weeks                 weeks
                                                          ended              ended                 ended                 ended
                                                        9/26/98            9/27/97                9/26/98               9/27/97
                                                        -------            -------                -------               -------

Net sales                                                $2,634              1,921                 6,709                 5,458
Cost of sales                                             1,728              1,283                 4,356                 3,587
                                                          -----              -----                 -----                 -----
     Gross profit                                           906                638                 2,353                 1,871
                                                          -----              -----                 -----                 -----

Operating expenses:
  Selling                                                   324                227                   829                   629
  Marketing and sales promotion                              64                 26                   163                   121
  Research and development                                   85                 71                   249                   184
  General and administrative                                191                211                   651                   613
                                                            ---                ---                   ---                 -----

                                                            664                535                 1,892                 1,547
                                                            ---                ---                 -----                 -----

     Operating income                                       242                103                   461                   324

Interest expense                                              2                  3                     8                     8
                                                            ---                ---                   ---                   ---
     Income before income
       taxes (benefit)                                      240                100                   453                   316

Income taxes (benefit)                                      (32)                 -                   (10)                    1
                                                           ----               ----                  ----                   ---

Net income                                                 $272                100                   463                   315
                                                           ====               ====                  ====                  ====

Net income per share:
     Basic                                                 $.04                .02                   .07                   .05
     Diluted                                                .04                .02                   .07                   .05

Weighted average number of shares outstanding:
     Basic                                                6,184              6,062                 6,184                 6,056
     Diluted                                              6,544              6,565                 6,659                 6,269





            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                    Thirty-nine     Thirty-nine
                                                      weeks           weeks
                                                      ended           ended
                                                     9/26/98         9/27/97
                                                     -------         -------

Cash flows from operating
  activities, net                                     $116            (23)

Cash flows from investing activities                     -              -


Cash flows from financing activities                     -             86
                                                       ---            ---
     Net increase in cash and
       cash equivalents                                116             63

Cash and cash equivalents
  at beginning of period                                54              5
                                                       ---            ---

Cash and cash equivalents
  at end of period                                    $170             68
                                                     =====           ====

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
          Interest                                    $  7              8
          Income Taxes                                   -              1














            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)

(1)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 26, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the December 27, 1997 balance sheet to conform to the September 26, 1998 presentation.

(2)  Inventories

     The composition of inventories is as follows:

                                                        Sept. 26,      Dec. 27,
                                                          1998          1997
                                                          ----          ----
           Raw materials and packaging
             supplies                                    $233            199
           Finished goods                                 315            342
                                                          ---           ----
                                                         $548            541
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

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and, therefore, are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Results of Operations

Thirteen Weeks Ended September 26, 1998 Compared with Thirteen
Weeks Ended September 27, 1997

Net sales for the thirteen weeks ended September 26, 1998 were $2,634,000, an increase of $713,000 or 37% from the sales level realized for the thirteen weeks ended September 27, 1997. In the 1998 period, sales of hard pack Tofutti increased by $445,000 and food product sales increased by $268,000 due to expanded distribution and increased sales of recently introduced products. As a result of the increase in sales, the Company's gross profit for the current quarter increased by $268,000 and its gross profit percentage increased slightly to 34% compared to 33% for the same period last year. This increase in gross profit percentage was a result of an improved mix of products being sold, which was mostly offset by increased expenses associated with the introduction of new products.

The Company anticipates a continuing increase in sales during the fourth quarter of the current fiscal year and the first quarter of next year due to the scheduled introduction of new products and expanded distribution. Such increases are dependent upon market acceptance of these products, for which no assurance can be given. The Company expects its gross profit percentage to continue to be adversely affected by the introduction of its new products.

Selling expenses increased to $324,000 for the current fiscal quarter compared with $227,000 for the comparable period in 1997. This increase was due primarily to higher outside warehouse rental, freight, commission and bad debt expenses associated with the higher sales level in 1998. Marketing and sales promotion expenses increased to $64,000 in the 1998 period from $26,000 in 1997 due primarily to an increase in spending for artwork and plates for new product package designs and an increase in point-of-sale materials.

Research and development costs increased to $85,000 for the thirteen weeks ended September 26, 1998 compared to $71,000 for the comparable period last year. This increase was due to the hiring of two additional employees and additional research and development expenses associated with the Company's new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Management expects that research and development costs will continue at the same level for the remainder of the year.

General and administrative expenses were $191,000 for the current period compared with $211,000 for the comparable period in 1997. The decrease is primarily the result of a $20,000 reduction in an accrual in the third quarter of 1998, which was originally recorded in a prior quarter.

The Company recorded an income tax benefit of $32,000 for the thirteen weeks ended September 26, 1998 as compared to zero for the comparable period last year. The Company records its interim tax expense (benefit) based on the difference between its cumulative tax expense (benefit) for the thirty-nine weeks ended September 26, 1998 (which is calculated based on the Company's estimated annual effective tax rate for the year ending December 26, 1998) and the amounts that were provided for in previous quarters and any further adjustments to its deferred tax valuation allowance.


Thirty-Nine Weeks Ended September 26, 1998 Compared with Thirty-Nine Weeks Ended September 27, 1996

Net sales for the thirty-nine weeks ended September 26, 1998 were $6,709,000, an increase of $1,251,000 or 23% from the sales level realized for the thirty-nine weeks ended September 27, 1997. In the 1998 period, sales of hard pack Tofutti increased by $784,000 and food product sales increased by $467,000 due to expanded distribution and increased sales of recently introduced products. As a result of the increase in sales, the Company's gross profit for the current period increased by $482,000 and its gross profit percentage increased slightly to 35% as compared to 34% for the same period last year. The increase in gross profit percentage was principally due to the larger increase in sales of the Company's frozen dessert products than food products. The Company obtains a higher gross profit percentage on frozen dessert products than on food products. This increase, however, was mostly offset by increased expenses associated with the introduction of new products.

Selling expenses increased by $200,000 to $829,000 for the current fiscal period compared with $629,000 for the comparable period last year. This increase was due primarily to higher outside warehouse rental, freight, commission and bad debt expenses associated with the higher sales level in 1998. Marketing and sales promotion expenses increased to $163,000 from $121,000 in 1997 due primarily to increases in spending for artwork and plates for new product package designs and an increase in point of sale materials. The Company is not currently engaged in any major marketing programs.

Research and development expenses were $249,000 for the thirty-nine weeks ended September 26, 1998 compared with $184,000 for the comparable period last year. This increase was due to the hiring of two additional employees and additional research and development expenses associated with the Company's new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Management expects that research and development costs will continue at the same level for the remainder of the year.

General and administrative expenses were $651,000 for the current period compared with $613,000 for the comparable period in 1997, due primarily to an increase in payroll costs and public relations expense.

The Company's tax benefit of $10,000 for the thirty-nine weeks ended September 26, 1998 is the result of management's decision in the third quarter of 1998 to reverse its deferred tax valuation allowance (net of state tax expense) due to the Company's continuing profitability and projections of future taxable income. A portion of the benefit of this reversal is reflected in the effective tax rate for the year ending December 26, 1998, with the remaining balance of the valuation allowance credited to income tax benefit in the third quarter of 1998. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

Liquidity and Capital Resources

The Company's working capital was $1,911,000 at September 26, 1998, an increase of $433,000 from December 27, 1997. Accounts receivable increased to $1,422,000 at September 26, 1998, an increase of $503,000 from December 27, 1997, reflecting the Company's significantly higher sales. Inventories increased slightly by $7,000.

Prepaid expenses increased slightly from $7,000 at December 27, 1997 to $10,000 at September 26, 1998, and other assets were unchanged at September 26, 1998 from December 27, 1997.

Accounts payable increased by $231,000 to $325,000 at September 26, 1998, while accrued liabilities decreased from December 27, 1997 by $52,000 to $156,000 at September 26, 1998 due primarily to the timing of cash payments.

The Company does not have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. Although the Company has operated on a profitable basis in recent years, it has not had sufficient funds to fully implement the marketing of its new products. Despite this lack of financing, the Company has succeeded in increasing the sales of its products and introducing new products. The Company believes it will be able to fund its operations during the remainder of 1998 and in 1999 from its current resources, however, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available, if required. Management believes the Company will have sufficient financial resources to continue its operations through the end of 1999.

Bad Debt Write-off

During the third quarter of 1998, the Company wrote off against its allowance for doubtful accounts $470,000 of accounts receivable it deemed to be uncollectible. This amount represented old balances owed by some of the Company's foreign customers, which had been reserved for in a prior year.

Income Taxes

The Company's tax year ends on July 31st, its former fiscal year. Due to the timing difference between the end of the fiscal and tax year, the Company, on its quarterly and year end reports, must make estimates as to its state and federal tax liabilities.

Beginning in 1999, to the extent the Company generates future income for financial reporting purposes, the Company will be required to provide federal and state tax expense. However, the Company will not be required to pay federal income tax until such time as it utilizes its remaining federal net operating loss carryforwards and tax credits.

The Year 2000 Issue

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 ("Y2K") issue. Based upon this review, management presently believes that due to the lack of date sensitive computer systems and applications currently in use, the Y2K issue will not pose significant operational problems for the Company's computer systems.

In addition, the Company has contacted its major suppliers and vendors seeking information about their internal compliance efforts. Upon review, the Company believes that most of its major suppliers will be Y2K compliant and any non-compliance by its suppliers will not have a significantly adverse effect upon the Company's operations.

The Company is beginning the process of developing business contingency plans to mitigate the risk of the potential of a noncompliant vendor or system. The Company will continue to assess its exposure to possible Y2K problems or possible disruptions. Based upon the information it has developed to date, management believes that no disruptions will occur in the Company's operations. However, the Company is subject to risks should the Company or a third party vendor or service provider be unable to resolve issues related to the Y2K. Costs of addressing the Y2K issue have not been material to date and, based on information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

(a)  Exhibits

3.1*      Certificate of Incorporation, as amended through February 1986

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

Date: November 10, 1998

                                 EXHIBIT INDEX

Exhibit
  No.             Exhibit
  ---             -------


3.1*              Certificate of Incorporation, as amended through February
                  1986

3.1.1**           March 1986 Amendment to Certificate of Incorporation

3.2*              By-laws

4.1***            Copy of the Company's 1993 Stock Option Plan

10.1****          Copy of Legal Settlement between the Company and the NEMP
                  Corporation

27                Financial Data Schedule