Form 10KSB
period 1998-12-26
TOFUTTI BRANDS INC
filed 1999-03-26
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 26, 1998

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

                                                           Yes  x   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $8,991,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 10, 1999 was $2,996,127.

As of March 10, 1999, the Registrant had 6,183,567 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format     Yes       No  x.

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

     The Company introduced several new products during 1998. Among them were several new frozen items including sugar free, fat free TOFUTTI non-dairy frozen dessert in half-gallons, TOFUTTI BLINTZES and POTATO PANCAKES, both made with the Company's BETTER THAN CREAM CHEESE(R) and TOFUTTI PIZZA PIZZAZ, made with the Company's non-dairy mozzarella cheese. The Company also introduced several new shelf-stable products in 1998; TOFUTTI TEDDY BEARS CHOCOLATE and PANCAKE SYRUPS are fat free, all natural products, while TOFUTTI TOTALLY NUTS, offers consumers roasted soy nuts as a healthy snack alternative. With the introduction of its new products and improved channels of distribution, the Company significantly improved its sales in 1998.

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

o TOFUTTI low fat non-dairy frozen dessert offers the calorie-conscious consumer a creamy dessert that is 98% fat free and less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Vanilla Fudge, Chocolate Fudge, Coffee Marshmallow Swirl, Strawberry Banana and Peach Mango. LOW FAT TOFUTTI is also available as a soft serve mix in three flavors: Vanilla, Chocolate and Strawberry.

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

o TOFUTTI SUNDAE HALF GALLONS offer the diet conscious consumer a sugar free, fat free dessert with the taste and texture of premium TOFUTTI. They are currently available in three flavors: Vanilla Fudge Sundae, Chocolate Fudge Sundae and Strawberry Sundae.

o TOFUTTI CUTIES(R) are bite-size frozen sandwiches combining a chocolate, vanilla, wildberry or peanut butter filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.

o TOFUTTI TOO-TOO'S are frozen dessert cookie sandwiches combining creamy and delicious TOFUTTI with a round, vanilla/chocolate chip cookie. TOO-TOO's are available in three flavors: Vanilla, Vanilla/Chocolate Swirl and Vanilla/Chocolate Chip.

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

o The TOFUTTI CUTIE PIE is a rich, premium novelty treat on a stick that combines a rich, creamy TOFUTTI vanilla or chocolate center covered with a chocolate coating. It is available in most health food stores and select supermarkets.

o TOFUTTI FROZEN DESSERT CAKES offer the Tofutti consumer an upscale non-dairy frozen dessert alternative to dairy ice cream cakes. The cakes come in various types, CHOCOLATE LOVERS DELIGHT, ROCK N' ROLL and the SPRINKLE ROLL, and sizes. They are currently available in supermarkets and health food store outlets.

o TOFUTTI BETTER THAN CHEESECAKE(R) is made with the Company's popular BETTER THAN CREAM CHEESE and SOUR SUPREME. Each 20 oz. cake is completely dairy free and the product is available in three flavors: Plain, Chocolate Marble and Strawberry.

o TOFUTTI ITALIAN STYLE CANNOLI are made using the Company's non-dairy BETTER THAN CREAM CHEESE. They combine a creamy, non-dairy cheese filling with a chocolate covered cannoli shell and are available in retail packages.

o TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in peanut butter, oatmeal raisin, chocolate chip and TOFIGGI(R) fig bars. Like all TOFUTTI products, they are completely dairy and cholesterol free.

o TOFUTTI SOY LAVASCH(R) flatbread crackers, made with TOFUTTI BETTER THAN CREAM CHEESE, offer consumers a tasty snack that tastes delicious with spreads or simply plain. SOY LAVASCH come in 5 oz. retail packages and are available in four flavors: Onion & Poppy, Garlic & Dill, Hot & Spicy and Herb & Chive.

o TOFUTTI SOY RITE(R) is a frozen soy beverage that offers health conscious consumers a nutritional creamy beverage drink with all the taste and texture of real milk, yet contains no lactose or cholesterol. SOY RITE comes in Vanilla and Chocolate Flavors and is available in 8 oz. and 16 oz. containers.

o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese but is milk and butterfat free and contains no cholesterol. The 8 oz. retail packages are available in plain, French onion, herbs and chives, wildberry, smoked salmon, jalapeno, ginseng and dill, garlic and herb and garden veggie. The plain version is also available in 30 lb. bulk boxes, while certain select flavors are available in 5 lb. containers.

o SOUR SUPREME(R) complements BETTER THAN CREAM CHEESE in that it is similar in taste and texture to traditional sour cream but is milk and butterfat-free and contains no cholesterol. The 12 oz. retail packages are available in plain, guacamole, salsa and cherries 'n' berries. The plain version is also available in 30 lb. bulk boxes.

o TOFUTTI TORTELLINI are bite-sized frozen pasta filled with TOFUTTI BETTER THAN CREAM CHEESE and are sold in 15 oz. bags for supermarkets and health food stores. The tortellini are available in two flavors: cheese and spinach cheese.

o TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI'S totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza. It is available in three square slice retail boxes.

o TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Whether as a main meal or a snack, they can be served either hot, warm or slightly chilled.

o TOFUTTI POTATO PANCAKES offer the consumer a snack or dinner side dish that combines a delicious mixture of potato and the Company's non-dairy sour cream, SOUR SUPREME.

o TOFUTTI TEDDY BEARS CHOCOLATE SYRUP and PANCAKE SYRUP offer the consumer syrups that are not only dairy and cholesterol free, but fat free as well. Both products can be used in conjunction with other Tofutti products or regular dairy products.

o TOFUTTI TOTALLY NUTS, a new homestyle roasted soy bean snack product, offers consumers a healthy yet delicious snack alternative. TOFUTTI TOTALLY NUTS are available in 6.5 oz. retail packages and are sold to the Company's natural and specialty products customers.

o EGG WATCHERS(R) is a fat-free replacement for whole eggs that has the taste, nutrition and versatility of whole eggs without the cholesterol and with 60% less calories and fat. EGG WATCHERS can be used in virtually all recipes that require whole eggs.


MARKETING AND DISTRIBUTION

     TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, most products marketed by the Company are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as agents for the Company within designated territories or for specific accounts and receive commissions, which average 5% of net sales.

     During 1998, the Company had national supermarket sales of $2,390,000 or 27% of sales, as compared to $2,169,000 or 29% of sales in 1997. The Mattus Ice Cream Company distributes the Company's non-dairy frozen dessert products to supermarket accounts in the metropolitan New York area. Total sales to Mattus in the New York metropolitan area were $864,000 or 10% of sales in 1998, as compared with sales of $802,000 or 11% of sales in 1997. The Company currently sells its frozen dessert products in most major markets in the United States, including Atlanta, Boston, Cincinnati, Cleveland, Denver, Detroit, Los Angeles, Miami, New York, Philadelphia, Phoenix, San Francisco and Seattle.

     The Company distributes its products through twenty-four distributors in the national health food market. Sales to the Company's health food distributors in 1998 were $4,231,000 or 47% of sales, as compared to $3,084,000 or 41% of sales in 1997. In 1998, sales to Trader Joe's, a West Coast based health food supermarket chain, rose to $1,418,000 or 16% of sales as compared to $1,032,000 or 14% of sales in 1997. Overall, the Company's West Coast sales were $2,221,000 or 25% of sales in 1998, as compared to $1,810,000 or 24% of sales in 1997. The Company continues to have a strong presence in the kosher market, with sales of $605,000 or 7% of sales in 1998, as compared with sales of $649,000 or 9% of sales in 1997. During 1998, the Company had sales to food service accounts of $705,000 or 8% of sales, as compared with sales of $673,000 or 9% of sales in 1997.

     During 1998, the Company shipped TOFUTTI non-dairy products to distributors in Australia, Belgium, Bermuda, Canada, England, France, Germany, Israel, Kuwait, Martinique, Mexico, the Netherlands, Panama, Portugal, Spain and Sweden. Sales to distributors in foreign countries totaled $1,060,000 or 12% of sales in 1998, as compared to $865,000 or 12% of sales in 1997. The increase in export sales was due primarily to an increase in sales to the Company's Israeli and Canadian distributors. The Company's future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of its products.

     The Company expects the favorable sales trend in the supermarket, national health food, West Coast, kosher, food service and international markets to continue in 1999.

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

RESEARCH AND DEVELOPMENT

     During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of the Company's current products. In 1998 and 1997, the Company's research and development expenses were $342,000 and $273,000, respectively. Such amounts do not include any portion of Mr. Mintz's salary.

PRODUCTION

     All of the Company's products are manufactured by co-packers to whom the Company supplies certain key ingredients for the manufacturing processes. The Company's co-packers manufacture and package the Company's products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as non-dairy frozen dessert and non-dairy cheeses, the Company has more than one co-packer. The Company currently has seventeen co-packers, including one in the United Kingdom that manufactures the Company's non-dairy frozen dessert pints.

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

TRADEMARKS AND PATENTS

     The Company has registered its trademark, TOFUTTI(R), and other trademarks for its frozen desserts and other products in the United States and approximately thirty-seven foreign countries. The Company believes its trademarks are an important means of establishing consumer recognition for its products.

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

EMPLOYEES

     On December 26, 1998 the Company employed nine persons on a full-time basis, compared with eight persons as of December 27, 1997. The Company considers its relations with its employees to be good.

Item 2.  Description of Properties

     The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses the Company's administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. On January 3, 1994, the Company signed a five-year lease extension which expires July 1, 1999. The Company's annual rental under its lease was $74,000 in 1998. The Company is currently in negotiations to extend the lease beyond its current expiration date and is reasonably certain that such lease extension will be granted. Management believes that the Cranford facility will continue to satisfy the Company's space requirements for the foreseeable future.


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

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:


Quarter Ended                                     High              Low
-------------                                     ----              ---
March 29, 1997........................          $   7/8          $  9/16
June 28, 1997.........................            1-3/16            9/16
September 27, 1997....................            2-7/8             3/4
December 27, 1997.....................            2-3/16          1-1/8

March 29, 1998........................            1-9/16           15/16

Quarter Ended                                     High              Low
-------------                                     ----              ---
June 27, 1998.........................            2               1-1/4
September 26, 1998....................            1-7/16            7/8
December 26, 1998.....................            1-5/16            7/8

     As of March 10, 1999, there were approximately 1,042 holders of record of the Company's Common Stock. The Company has not paid and has no present intention of paying cash dividends on its Common Stock in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

     The discussion and analysis which follows in this Annual Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and, therefore, are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. In addition, difficulties in completing remediation of the year 2000 issues by the Company, its customers or suppliers may have a material adverse affect on the Company and its operations. The forward-looking statements contained in this Annual Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Fifty-two Weeks Ended December 26, 1998 Compared with Fifty-two Weeks Ended December 22, 1997

     Net sales for the fifty-two weeks ended December 26, 1998 were $8,991,000, an increase of $1,551,000 or 21% from the sales level realized for the fifty-two weeks ended December 27, 1997. In the 1998 period, non-dairy frozen dessert product sales and food product sales increased by $1,013,000 and $538,000, respectively, from the 1997 period. The increase in non-dairy frozen dessert sales was attributable to an increase in sales of all categories of frozen dessert products, while the increase in food product sales was mostly attributable to an increase in sales of BETTER THAN CREAM CHEESE and SOUR SUPREME. The Company's gross profit in 1998 increased by $472,000 or 17% due primarily to the sales increase, while its gross profit percentage decreased slightly from 36% in 1997 to 35% in 1998. The Company's gross profit percentage in 1998 was adversely affected by the start-up manufacturing costs associated with the Company's new products and the increased cost of allowances associated with the introduction of those new products. The Company anticipates that while its gross profit will increase due to increased sales in 1999, its gross profit percentage will not improve due to manufacturing start-up costs associated with the planned introduction of new products in 1999.

     Based on its recent sales trends, the Company expects continued sales increases in its frozen dessert and food product lines and in most customer categories.

     Selling expenses increased 26% to $1,268,000 for the current fiscal period from $1,003,000 for the comparable 1997 period. The primary cause of the increase was increased warehouse, freight and commission expenses. The increase in warehouse expense is attributable to an increase in inventory to support the Company's increased level of operations. The increased freight and commission expenses are attributable to the increase in sales. Marketing and sales promotion expenses increased 9% in 1998 to $188,000 from $172,000 in 1997. This increase was due principally to artwork and plate expenses associates with new package design for the Company's new products, which was partially offset by a reduction in the Company's trade magazine and newspaper advertising.

     Research and development expenses increased to $342,000 in 1998 as compared to $273,000 in 1997. This increase was due to the hiring of two employees and additional research and development expenses associated with the Company's new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Management expects that research and development costs will continue at the same level for 1999. General and administrative expenses were $853,000 for the 1998 period as compared with $794,000 for the comparable period in 1997. The $59,000 increase was due in part to increased salary and public relation expenses.

     Interest expense was $7,000 for the fifty-two week periods ended December 26, 1998 and December 27, 1997.

     As a result of reductions in the valuation allowance on deferred tax assets, the Company recorded income tax benefits of $45,000 and $83,000 in 1998 and 1997, respectively.

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

Although the Company will begin paying state income taxes in 1999, the Company will not be required to pay federal income tax until such time as it utilizes its remaining federal net operating loss carryforwards and tax credits.

Liquidity and Capital Resources

     At December 26, 1998, the Company's working capital was $1,990,000, an increase of $512,000 from December 27, 1997. At December 26, 1998, accounts receivable increased by $66,000 from December 27, 1997, principally reflecting the increase in sales. At December 26, 1998, inventories increased by $72,000 from December 27, 1997, reflecting the additional inventory for the Company's new products. Prepaid expenses increased by $6,000 to $13,000 at December 26, 1998 from December 27, 1997 due to a prepaid 1999 New Jersey income tax payment. Deferred tax assets increased $65,000 at December 26, 1998 compared to December 27, 1997 primarily as a result of a reduction in the valuation allowance. At December 26, 1998, accounts payable decreased slightly to $85,000 from $94,000, while accrued expenses increased to $240,000 from $194,000 in 1997. The increase in income taxes payable of $5,000 to $19,000 at December 26, 1998 represents an additional provision for state income taxes.

     The Company does not have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. Although the Company has operated on a profitable basis in recent years, it has not had sufficient funds to fully implement the marketing of its new products. Despite this lack of financing, the Company has succeeded in increasing the sales of its products and introducing new products. The Company believes it will be able to fund its operations during 1999 from its current resources; however, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available, if required.

Bad Debt Write-off

     During 1998, the Company wrote off against its allowance for doubtful accounts $473,000 of accounts receivable it deemed to be uncollectible. This amount represented balances owed by some of the Company's foreign customers, which had been reserved for in prior years.

Inflation and Seasonality

     The Company does not believe that its operating results have been materially affected by inflation during the preceding two years. The can be no assurance, however, that the Company's operating results will not be affected by inflation in the future. The Company's business is not subject to substantial seasonal variations.

The Year 2000 Issue

     The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 ("Y2K") issue. Substantially all of the Company's manufacturing is performed by third-party co-packers, and the Company's financial systems are PC-based purchased software. The Company is in the process of replacing its existing financial systems with Y2K compliant software and expects the conversion to be completed by June 1999. Consequently, management presently believes that due to the lack of date sensitive computer systems and applications currently in use, the Y2K issue will not pose significant operational problems for the Company's computer systems. Therefore, the Company to date has not nor does it expect to develop any contingency plans relating to the Y2K issue. Costs of addressing the Y2K issue have not been material to date and, based on information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

     In addition, the Company has contacted its major suppliers and vendors seeking information about their internal compliance efforts. Upon review, the Company believes that most of its major suppliers and co-packers will be Y2K compliant and any non-compliance by its suppliers and co-packers will not have a significant adverse effect upon the Company's operations.

     The Company is in the process of developing business contingency plans to mitigate the risk of a potential non-compliant vendor or system. The Company will continue to assess its exposure to Y2K problems or possible disruptions. Based upon the information it has developed to date, management believes that no disruptions will occur in the Company's operations. However, the Company is subject to risks should the Company or a third party vendor or service provider be unable to resolve issues related to the Y2K.

Other Matters

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS 131 has had no impact on the Company's results of operations, financial position or cash flows. The Company operates in one business segment, the development, production and marketing of TOFUTTI brand non-dairy frozen desserts and other food products. Management does not receive, nor does the Company generate, discrete financial operating results for any portion of the business other than for product sales.

Item 7.  Financial Statements


                          Index to Financial Statements


     Independent Auditors' Report........................................F-1

     Financial Statements:

          Balance Sheets
             December 26, 1998 and December 27, 1997.....................F-2

          Statements of Operations and Accumulated Deficit
             Fifty-two weeks ended
             December 26, 1998 and December 27, 1997.....................F-3

          Statements of Cash Flows
             Fifty-two weeks ended
             December 26, 1998 and December 27, 1997.....................F-4

          Notes to Financial Statements..................................F-5

                          Independent Auditors' Report





The Board of Directors and Stockholders
Tofutti Brands Inc.:

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 26, 1998 and December 27, 1997, and the related statements of operations and accumulated deficit, and cash flows for the fifty-two week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 26, 1998 and December 27, 1997 and the results of its operations and its cash flows for the fifty-two week periods then ended, in conformity with generally accepted accounting principles.




                                  /s/KPMG LLP


Short Hills, New Jersey
March 16, 1999

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)


                                                                               December 26,           December 27,
                                                                                  1998                   1997
                                                                                  ----                   ----
Assets
Current assets:
     Cash                                                                      $   407                 $   54
     Accounts receivable, net of allowance for doubtful
        accounts of $120 in 1998 and  $458 in 1997
       (Note 2)                                                                    985                    919
     Inventories (Note 3)                                                          613                    541
     Prepaid expense                                                                13                      7
     Deferred Income Taxes                                                         335                    276
                                                                                  ----                    ---
                Total current assets                                             2,353                  1,797

Fixed assets, net (Note 4)                                                          --                     --
Deferred income taxes (Note 9)                                                     180                    174
Other assets (Note 5)                                                              119                     97
                                                                                  ----                 ------
                Total assets                                                   $ 2,652                 $2,068
                                                                               =======                 ======

Liabilities and Stockholders' Equity

Current liabilities:
     Note payable - current portion                                               $ 19                 $   17
     Accounts payable                                                               85                     94
     Accrued expenses (Note 6)                                                     240                    194
     Income taxes payable                                                           19                     14
                                                                                   ---                    ---
                  Total current liabilities                                        363                    319

Note payable                                                                        29                     49
                                                                                   ---                    ---
                  Total liabilities                                                392                    368

Stockholders' equity (Note 7):
     Preferred stock - par value $.01 per share;
       authorized 100,000 shares, none issued                                       --                     --
     Common stock - par value $.01 per share;
       authorized 15,000,000 shares, issued and
       outstanding 6,183,567 shares at December 26, 1998
       and December 27, 1997                                                        62                     62

     Paid-in capital                                                             3,631                  3,631
     Accumulated deficit                                                        (1,433)                (1,993)
                                                                                ------                 ------
                  Total stockholders' equity                                     2,260                  1,700
                                                                                 -----                 ------

Commitments and contingencies (Note 8)

                 Total liabilities and stockholders' equity                    $ 2,652                 $2,068
                                                                               =======                 ======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (000's omitted except for per share data)

                                                                   Fifty-two weeks              Fifty-two weeks
                                                                        ended                        ended
                                                                  December 26, 1998            December 27, 1997
                                                                  -----------------            -----------------

Net sales                                                             $ 8,991                      $ 7,440
Cost of sales                                                           5,818                        4,739
                                                                        -----                       ------
                  Gross profit                                          3,173                        2,701

Operating expenses:
  Selling                                                               1,268                        1,003
  Marketing and sales promotion                                           188                          172
  Research and development                                                342                          273
  General and administrative                                              853                          794
                                                                          ---                        -----
                                                                        2,651                        2,242
                                                                        -----                        -----

                  Operating income                                        522                          459

Interest expense                                                            7                            7
                                                                        -----                        -----
                  Income before income tax benefit                        515                          452

Income tax benefit (Note 9)                                                45                           83
                                                                        -----                        -----

                  Net income                                              560                          535

Accumulated deficit, beginning of year                                 (1,993)                      (2,528)
                                                                       ------                       ------

Accumulated deficit, end of year                                      $(1,433)                     $(1,993)
                                                                      =======                      =======

Net income per share:
   Basic                                                                 $.09                        $ .09
   Diluted                                                                .08                          .08
                                                                         ====                          ===





                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                             Fifty-two                Fifty-two
                                                                            weeks ended              weeks ended
                                                                            December 26,             December 27,
                                                                                1998                     1997
                                                                                ----                     ----
Cash flows from operating activities:
   Net income                                                                 $ 560                     $ 535
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
   Deferred taxes                                                               (65)                     (139)
   Provision for bad debts                                                      135                       163
   Change in assets and liabilities:
       Increase in accounts receivable                                         (201)                     (105)
       Increase in inventories                                                  (72)                     (190)
       (Increase) decrease in prepaid expense                                    (6)                        3
       Decrease in accounts payable                                              (9)                     (410)
       Increase in accrued expenses                                              46                        79
       Increase in income taxes payable                                           5                        14
                                                                                ---                      ----

   Net cash provided by (used in) operating activities                          393                       (50)
                                                                                ---                      ----

Cash flows from financing activities:
   Repayment of note payable                                                    (18)                      (15)
   Increase in other assets                                                     (22)                      (21)
   Issuance of common stock                                                      --                       129
                                                                                ---                      ----
   Net cash (used in) provided by financing activities                          (40)                       93
                                                                                ---                       ---

Net increase in cash                                                            353                        43

Cash at beginning of period                                                      54                        11
                                                                               ----                       ---
Cash at end of period                                                         $ 407                     $  54
                                                                              =====                     =====

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:

   Interest                                                                     $ 7                        $ 7
                                                                                ===                        ===
   Income taxes                                                                  15                          1
                                                                                ===                        ===




                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(1)  Summary of Significant Accounting Policies

Description of Business

Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Revenue Recognition

The Company recognizes revenue when goods are shipped from its production facilities or outside warehouses.

Common Stock

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which requires a dual presentation of earnings per share - basic and diluted. Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding of 6,184,000 in 1998 and 6,086,000 in 1997. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 6,610,000 in 1998 and 6,404,000 in 1997.

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company discloses pro forma net income and earnings per share as if the fair value method had been applied (see Note 7).

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, accounts receivable, accounts payable, accrued expenses, income taxes payable and note payable as of December 26, 1998 and December 27, 1997 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

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

Reclassifications

Certain reclassifications of the 1997 financial statements have been made to conform to the 1998 presentation.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(2)  Accounts Receivable

Activity in the allowance for doubtful accounts is set forth below:



                                           Fifty-two weeks       Fifty-two weeks
                                                ended                 ended
                                            December 26,          December 27,
                                                 1998                  1997
                                                 ----                  ----

Beginning balance                               $ 458                 $ 295
Additions charged to expense                      135                   163
Less: Write offs                                  473                    --
                                                -----                 -----
                                                $ 120                 $ 458
                                                =====                 =====

(3)  Inventories

Inventories consist of the following:

                                             December 26,           December 27,
                                                 1998                   1997
                                                 ----                   ----

Finished products                                $382                   $342
Raw materials and packaging                       231                    199
                                                 ----                   ----
                                                 $613                   $541
                                                 ====                   ====

(4)  Fixed Assets

Fixed assets consist of the following:


                                     December 26,     December 27,     Useful
                                         1998             1997         Lives
                                        ------           ------        -----
Machinery and equipment                  $ 30            $ 30           5 yr
Leasehold improvements                     29              29           5 yr
                                           --              --
                                           59              59

Less accumulated depreciation              59              59
                                           --              --
                                         $ --           $  --
                                         ====           =====

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


(6)  Accrued Expenses

Accrued expenses consist of the following:


                                  December 26,           December 27,
                                      1998                   1997
                                      ----                   ----
Professional fees                    $  30                  $  31
Selling                                147                    130
Inventory purchases                     52                     30
Other                                   11                      3
                                     -----                  -----
               Total                 $ 240                  $ 194
                                     =====                  =====



(7)  Stock Options

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-qualified to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options are generally exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally five years from the date of grant. A total of 2,900,000 shares have been reserved for issuance under the 1993 Plan. At December 26, 1998, 1,214,000 shares were subject to outstanding options and 1,506,000 additional shares were available for future grant.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The following is a summary of stock option activity from December 28, 1996 to December 26, 1998:

                                                           INCENTIVE OPTIONS               NON-QUALIFIED OPTIONS
                                                           -----------------               ---------------------

                                                                       Weighted                            Weighted
                                                                        Average                             Average
                                                                       Exercise                            Exercise
                                                         Shares          Price              Shares           Price
                                                         ------          -----              ------           -----
Outstanding and exercisable at
  December 28, 1996                                      83,000          $.681              55,000          $.625
Granted in 1997                                       1,118,000           .765             102,000           .790
Exercised in 1997                                       (75,000)          .6875            (55,000)          .625
Canceled in 1997                                         (8,000)          .625                  --             --
                                                      ---------                             ------
Outstanding at December 27, 1997                      1,118,000           .765             102,000           .790
Canceled in 1998                                         (6,000)          .6875                 --             --
Outstanding at December 26, 1998                      1,112,000           .766             102,000           .790
                                                      =========                            =======
Exercisable at December 26, 1998                        404,000           .764              41,000           .790
                                                        =======                             ======
Exercisable at December 27, 1997                             --             --                 --              --


The Company did not grant any stock options during 1998. The weighted average fair value of both the incentive and non-qualified options granted during 1997 was $.39. The fair market value of each stock option granted during 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 4.0 years; expected volatility of 62.0%; expected dividend yield of 0%; and a risk free interest rate of 5.5%

The following table summarizes information about the stock options outstanding at December 26, 1998:

                               OPTIONS OUTSTANDING
                               -------------------

                                                               Weighted Average                 Weighted
           Range of                      Number                 Remaining Life                   Average
       Exercise Prices                Outstanding                 (in years)                 Exercise Price
       ---------------                -----------                 ----------                 --------------
        $.6875--$1.031                 1,214,000                      3.3                         $.768



                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:




                                                         1998            1997
                                                         ----            ----
Net income available for common stockholders:
   As reported                                           $560            $535
   Pro forma                                              390             392
Basic earnings per share:
   As reported                                            .09             .09
   Pro forma                                              .06             .06
Diluted earnings per share:
   As reported                                            .08             .08
   Pro forma                                              .06             .06


(8)  Commitments and Contingencies

The Company leases a warehouse and administrative facility in Cranford, New Jersey under an operating lease expiring on July 1, 1999. The Company is currently in negotiations to extend the lease beyond its current expiration date and management believes that such lease extension, which will not exceed five years, will be consummated. The Company's annual rental under its existing lease was $74, with $37 being due for the period January through June 1999. Management does not expect its future rental expense to be materially different after the expected consummation of the aforementioned extension.

Annual net rental expenses aggregated $74 and $68 respectively for each of the fifty-two week periods ended December 26, 1998 and December 27, 1997.

In the normal course of business, the Company from time to time may be a party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

(9)  Income Taxes

The components of income tax expense (benefit) for the fifty-two week periods ended December 26, 1998 and December 27, 1997 are as follows:


                                                     1998             1997
                                                     ----             ----
Current:
           Federal                                   $ --            $ --
           State                                       20              56
                                                       --              --
                                                       20              56
                                                       --              --
Deferred:
           Federal                                    (50)           (124)
           State                                      (15)            (15)
                                                      ----            ----
                                                      (65)            139
                                                      ----            ---

Total income tax benefit                             $(45)           $(83)
                                                     ====            ====



Deferred tax assets at December 26, 1998 and December 27, 1997 are as follows:



                                                      1998                 1997
                                                      ----                 ----
Allowance for doubtful accounts                       $ 48                 $183
Inventories                                             12                   12
Note payable                                            20                   26
Other accruals                                          64                   53
Loss carry forwards and tax credits                    371                  435
                                                       ---                  ---
Gross deferred tax assets                              515                  709
Valuation allowance                                     --                  259
                                                       ---                  ---

Net deferred tax assets                               $515                 $450
                                                       ===                 ====

Based upon the level of projected future taxable income over the periods in which the net operating loss carry forwards and tax credits are deductible, management believes it is more likely than not the Company will realize its net deferred tax assets at December 26, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has net operating loss carry forwards of approximately $1,004, which will expire in 2005. The Company also has unused tax credits of approximately $30.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax benefit for the fifty-two week periods ended December 26, 1998 and December 27, 1997 is as follows:


                                                   1998                   1997
                                                   ----                   ----
Expected tax expense                              $ 175                  $ 154
Non-deductible expenses                               7                      8
State income taxes, net of federal
    income tax benefit                               31                     27
Change in valuation allowance                      (259)                  (236)
Other                                                 1                    (36)
                                                    ---                  ------
             Income tax benefit                   $ (45)                 $ (83)
                                                  ======                 ======


(10)  Business Concentrations

During the fifty-two week periods ended December 26, 1998 and December 27, 1997, the Company derived approximately 88% of its net sales domestically. The remaining sales in both periods were exports to various other countries. During 1998 and 1997, the Company had sales to two individual customers representing 16% and 10%, and 14% and 11%, respectively, of net sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are:


Name                        Age          Position
----                        ---          --------

David Mintz................  67          Chairman of the Board of Directors,
                                         Chief Executive Officer
Steven Kass................  47          Chief Financial Officer, Secretary and
                                         Treasurer
Reuben Rapoport............  68          Director of Product Development and
                                         Director
Franklyn Snitow............  52          Director
Bernard Koster.............  64          Director

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

     Franklyn Snitow has been a Director of the Company since 1987. He has been a partner in the New York City law firm of Snitow & Cunningham (the successor to Snitow & Pauley), the Company's general counsel, since 1985.

     Bernard Koster has been a Director of the Company since March 1993. Since February 1990, Mr. Koster has acted as an independent business consultant. He has also been counsel to the New Jersey law firm of Litwin and Holsinger since March 1993.

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

     To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during fiscal 1998 all persons subject to these reporting requirements filed the required reports on a timely basis.

Item 10.  Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for the Company's executive officers whose total salary in fiscal 1998 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                              Annual             Long-Term
                                           Compensation        Compensation
                                           ------------        ------------
                                                           Securities Underlying
Name and Principal Position     Year        Salary ($)          Options (#)
---------------------------     ----        ----------          -----------
David Mintz                     1998        $225,000(1)                --
Chief Executive Officer         1997         180,000(2)           480,000
  and Chairman of the Board     1996         155,000(3)                --

Steven Kass                     1998         145,000(1)                --
Chief Financial Officer         1997         117,500(2)           430,000
  Secretary and Treasurer       1996         100,000(3)                --
---------------
(1) Includes bonuses of $50,000 and $35,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and payable April 1, 1999.
(2) Includes bonuses of $30,000 and $20,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and payable April 1, 1998.
(3) Includes bonuses of $30,000 and $15,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and payable April 1, 1997.

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

                                  OPTIONS GRANTED IN LAST FISCAL YEAR
                       ---------------------------------------------------------
                                                 Percent of
                                 Number of         Total
                                    Shares        Options
                                 Underlying      Granted to
                                   Options      Employees in
Name                             Granted (#)     Fiscal Year      Exercise Price ($/SH)         Expiration Date
----                             -----------     -----------      ---------------------         ---------------
David Mintz,                         --               --                   $ --                        --
Chief Executive Officer
  and Chairman of the
  Board

Steven Kass,                         --               --                     --                        --
  Chief Financial Officer,
  Secretary and Treasurer



     The following table provides information concerning stock options held in 1998 by each of the executive officers named above in the Summary Compensation Table.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                  ---------------------------------------------
                                                                             Number of Shares              Value of Unexercised
                                    Shares                                Underlying Unexercised           in the Money Options
                                  Acquired on             Value           Options at FY-End (#)               at FY-End ($)
Name                              Exercise (#)        Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
----                              ------------        ------------      -------------------------       -------------------------
David Mintz,                             --               $ --                 174,000 (E)                     $32,696 (E)(1)
Chief Executive Officer                                                         306,000(U)                      64,904 (U)(1)
  and Chairman of the
  Board

Steven Kass,                             --                --                   155,000(E)                      39,687 (E)(1)
  Chief Financial Officer,                                                      275,000(U)                      77,187 (U)(1)
  Secretary and Treasurer

-----------------------
 (E)     Exercisable options
 (U)     Unexercisable options
 (1) Calculated by subtracting option exercise price from year-end market price.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 10, 1999, certain information regarding the Company's Common Stock, $.01 par value, for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, for each executive officer named in the Summary Compensation Table, for each of the Company's Directors and for the executive officers and directors of the Company as a group:


                                            Amount of
Name                                  Beneficial Ownership      Percent of Class
----                                  --------------------      ----------------
David Mintz.......................       3,454,440 (1)               49.7%
Steven Kass.......................         275,000 (2)                4.0%
Reuben Rapoport...................          85,000 (3)                *
Franklyn Snitow...................          50,000 (4)                *
Bernard Koster....................          25,000 (5)                *
All Executive Officers and
Directors as a group (5 persons)..       3,889,440 (6)               55.9%
_______________

     The address of all individuals except Messrs. Koster and Snitow is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017 and the address of Mr. Koster is 7 Old Smith Road, Tenafly, New Jersey 07670. Each person listed above has sole voting and/or investment power of the shares attributed to him.

*        Less than 1%.

(1) Includes 307,000 shares issuable upon the exercise of currently exercisable stock options.

(2)  Issuable upon the exercise of currently 275,000 exercisable stock options.

(3) Includes 65,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Includes 30,000 shares issuable upon the exercise of currently exercisable stock options.

(5)  Issuable upon the exercise of 25,000 currently exercisable stock options.

(6) Includes 702,000 shares issuable upon the exercise of currently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions

     NONE

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1*              Certificate of Incorporation.

3.1.1**           March 1986 Amendment to Certificate of Incorporation.

3.2*              By-laws of Registrant.

4.1***            Copy of the Registrant's Amended 1993 Stock Option Plan.

23.1              Consent of Independent Auditors.

27                Financial Data Schedule.

______________

* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

*** Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-48605) filed March 25, 1998 and hereby incorporated by reference thereto.


(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1999.

                                             TOFUTTI BRANDS INC.
                                               (Registrant)

                                             /s/David Mintz
                                             --------------
                                                David Mintz
                                             Chairman of the Board and
                                             Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 25, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


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

                                  EXHIBIT INDEX


Exhibit                                                                     Page

3.1*      Certificate of Incorporation, as amended through February 1986.

3.1.1**   March 1986 Amendment to Certificate of Incorporation.

3.2*      By-laws of the Registrant.

4.1***    Copy of the Registrant's Amended 1993 Stock Option Plan.

23.1      Consent of Independent Auditors.

27        Financial Data Schedule



* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

*** Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-48605) filed March 25, 1998 and hereby incorporated by reference thereto.