Form 10QSB
period 1999-04-03
TOFUTTI BRANDS INC
filed 1999-05-17
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X    Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
--   of 1934 for the quarterly period ended April 3, 1999

     Transition  report  under  Section 13 or 15(d) of the  Exchange Act for the
___  transition period from     to

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

Yes  X  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 13, 1999 the Issuer had 6,183,567 shares of Common Stock, par value $.01, outstanding

         Transitional Small Business Disclosure Format (check one):

                                                       Yes     No  X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                       Page
                                                                       ----

Part I - Financial Information:

                  Condensed Balance Sheets - April 3, 1999
                    (Unaudited) and December 26, 1998 (Audited)           3

                  Condensed Statements of Operations -
                    (Unaudited) - Fourteen Week Period ended
                    April 3, 1999 and Thirteen Week Period
                    ended March 28, 1998                                  4

                  Condensed Statements of Cash Flows -
                    (Unaudited) - Fourteen Week Period
                    ended April 3, 1999 and Thirteen Week
                    Period ended March 28, 1998                           5

                  Notes to Condensed Financial Statements -
                    (Unaudited)                                         6-7

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                         8-11


Part II - Other Information:

                  Item 4.  Submission of Matters to a Vote
                             of Shareholders                             12

                  Item 6.  Exhibits and Reports on Form 8-K              12

                  Signatures                                             13

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)
                                                     April 3,       December 26,
                                                      1999            1998
                                                  (Unaudited)       (Audited)
                                                  -----------       ---------
Assets

Current assets:
  Cash and cash equivalents                           $  843           $ 407
  Accounts receivable (net of allowance
    for doubtful accounts of $139
    in 1999 and $120 in 1998)                          1,139             985
  Inventories (Note 2)                                   596             613
  Prepaid expenses                                        10              13
  Deferred income taxes                                  216             335
                                                         ---             ---
              Total current assets                     2,804           2,353

Deferred income taxes                                    180             180

Other assets                                             119             119
                                                        ----            ----

              Total assets                            $3,103          $2,652
                                                      ======          ======

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable - current portion                     $    20           $  19
  Accounts payable                                       282              85
  Accrued expenses                                       236             240
  Income taxes payable                                    52              19
                                                         ---           -----

              Total current liabilities                  590             363

Note payable                                              24              29
                                                       -----            ----
              Total liabilities                          614             392

Stockholders' equity:
  Preferred stock                                         --              --
  Common stock                                            62              62
  Paid-in capital                                      3,631           3,631
  Accumulated deficit                                 (1,204)         (1,433)
                                                     -------          ------

              Total stockholders' equity               2,489           2,260
                                                      ------          ------

              Total liabilities and
                stockholders' equity                  $3,103          $2,652
                                                      ======          ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                        Condensed Statement of Operations
                                   (Unaudited)
                                 (000's omitted)


                                               Fourteen             Thirteen
                                                 weeks                weeks
                                                 ended                ended
                                              April 3, 1999       March 28, 1998
                                              -------------       --------------

Net sales                                       $ 2,663               $1,751
Cost of sales                                     1,658                1,070
                                                  -----                -----

     Gross profit                                 1,005                  681
                                                  -----                -----

Operating expenses:
  Selling                                           295                  224
  Marketing and sales promotion                      37                   64
  Research and development                           76                   82
  General and administrative                        211                  202
                                                   ----                 ----
                                                    619                  572
                                                   ----                 ----

     Operating income                               386                  109

Interest expense                                      2                    4
                                                    ---                 ----
     Income before income taxes                     384                  105

Income taxes                                        155                    9
                                                    ---                 ----

Net income                                        $ 229                $  96
                                                  =====                =====

Net income per share:
     Basic                                         $.04                 $.02
     Diluted                                       $.04                 $.01

Weighted average number of shares
   outstanding:
     Basic                                        6,184                6,184
     Diluted                                      6,430                6,682




            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                  Fourteen       Thirteen
                                                    weeks          weeks
                                                    ended          ended
                                                 April 3,1999   March 28,1998
                                                 ------------   -------------

Cash flows from operating
  activities, net                                    $436          $ 55

Cash flows from investing activities                   --            --

Cash flows from financing activities                   --            --
                                                      ---          ----
     Net increase in cash                                            55

Cash at beginning of period                           407            54
                                                      ---            --

Cash at end of period                                $843          $109
                                                      ===           ===

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
          Interest                                   $  2          $  4
          Taxes                                        --            --













            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)



(1)  Description of Business

     Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.


(2)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 26, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the fourteen week period ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year is a fifty-three week year which ends on January 1, 2000. The Company has included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

     Certain reclassifications have been made to the December 26, 1998 balance sheet to conform to the April 3, 1999 presentation.

(3) Inventories

     The composition of inventories is as follows:

                                              April 3,         Dec. 26,
                                               1999             1998
                                               ----             ----
        Raw materials and packaging
          supplies                            $263              $382
        Finished goods                         333               231
                                               ---              ----
                                              $596              $613
                                              ====              ====


(4)  Income Taxes

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

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. In addition, difficulties in completing remediation of the year 2000 issues by the Company's customers or suppliers may have a material adverse affect on the Company and its operations. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Results of Operations

Fourteen Weeks Ended April 3, 1999 Compared with Thirteen Weeks Ended March 28, 1998

The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year is a fifty-three week year which ends on January 1, 2000. The Company has included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Net sales for the fourteen weeks ended April 3, 1999 were $2,663,000 an increase of $912,000 or 52% from the sales level realized for the thirteen weeks ended March 28, 1998. In the 1999 period, sales of hard pack Tofutti increased by $551,000, while food products sales increased by $361,000. As a result of the increase in sales, the Company's gross profit in the current period increased by $324,000. The Company's gross profit percentage decreased slightly from 39% in the 1998 period to 38% for the current period. This reduction in gross profit percentage was caused by the sales promotion and allowance costs associated with the introduction of the Company's new products in 1999.

The Company anticipates a continuing increase in sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased 32% to $295,000 for the current fiscal quarter compared with $224,000 for the comparable period in 1998. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1999. Marketing and sales promotion decreased 42% to $37,000 in 1999 versus $64,000 in 1998 due primarily to a decrease in spending for artwork and plates for new product package designs and point of sale materials.

Research and development costs, which consist principally of salary expenses, decreased slightly to $76,000 for the fourteen weeks ended April 3, 1999 compared to $82,000 for the comparable period in 1998.

General and administrative expenses increased slightly to $211,000 for the current quarter compared with $202,000 for the comparable period in 1998 due primarily to a slight increase in salary and related payroll tax and fringe benefit expenses.

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

Income tax expense for the fourteen week period ended April 3, 1999 was $155,000 compared to $9,000 for the comparable period in 1998.

Liquidity and Capital Resources

At April 3, 1999, the Company's working capital was $2,214,000, an increase of $224,000 from December 26, 1998. At the end of the fourteen week period, accounts receivable increased by $154,000 from December 26, 1998 due to the higher sales level. Inventories and prepaid expenses decreased by $17,000 and $3,000, respectively. Current deferred income taxes decreased by $119,000 reflecting the provision for federal income tax expense in the first quarter. At April 3, 1999, accounts payable increased by $197,000 to $282,000 reflecting the higher level of expenditures associated with the sales increase during the first quarter of 1999. Accrued expenses decreased slightly from $240,000 at December 26, 1998 to $236,000 at April 3, 1999. Income taxes payable were $52,000 at April 3, 1999, an increase of $33,000, which reflects the provision for state income tax expense in the first quarter of 1999.

The Company does not presently have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. The Company believes it will be able to fund its operations in 1999 from its current resources, however, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available if required. Management believes that if its operations for the remainder of 1999 continue in a manner consistent with its results for the first quarter of 1999, it will have sufficient financial resources to continue its operations throughout the coming year.

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

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1*           Certificate of Incorporation, as amended through February 1986.

3.1.1**        March 1986 Amendment to Certificate of Incorporation

3.2*           By-laws

4.1***         Copy of the Registrant's Amended 1993 Stock Option Plan

27             Financial Data Schedule

(b)      Reports on Form 8-K:

               On April 28, 1999, the Registrant filed with the Securities and Exchange Commission a Form 8-K, dated April 26, 1999, reporting a change in certifying accountant. On April 30, 1999, the Registrant filed Amendment No. 1 to Form 8-K, dated April 26, 1999, reporting a change in certifying accountant.

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

Date: May 14, 1999

                                  EXHIBIT INDEX



Exhibit

3.1*       Certificate of Incorporation, as amended through February 1986.

3.1.1**    March 1986 Amendment to Certificate of Incorporation.

3.2*       By-laws of the Registrant.

4.1***     Copy of the Registrant's Amended 1993 Stock Option Plan.

27         Financial Data Schedule

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