Form 10QSB
period 1999-07-03
TOFUTTI BRANDS INC
filed 1999-08-05
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X    Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
---     of 1934 for the quarterly period ended July 3, 1999

--- Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

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

Yes  X  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 3, 1999 the Issuer had 6,294,567 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                                       Yes     No  X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                         Page

Part I - Financial Information:

      Condensed Balance Sheets - July 3, 1999
       (Unaudited) and December 26, 1998                                  3

      Condensed Statements of Operations -
       (Unaudited) - Thirteen and twenty-seven
       week periods ended July 3, 1999 and
       thirteen and twenty-six week periods ended
       June 27, 1998                                                      4

      Condensed  Statements of Cash Flows -
       (Unaudited) - Twenty-seven week period ended
       July 3, 1999 and  twenty-six  week period
       ended June 27, 1998                                                 5

      Notes to Condensed Financial Statements -
       (Unaudited)                                                         6-7

      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       8-12


Part II - Other Information:

      Item 4.  Submission of Matters to a Vote
                of Shareholders                                             13

      Item 6.  Exhibits and Reports on Form 8-K                             14

      Signatures                                                            15

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (000's omitted)

                                                                          July 3,             December 26,
                                                                           1999                     1998
                                                                           ----                     ----
Assets

Current assets:
   Cash and cash equivalents                                             $  995                      407
   Accounts receivable (net of allowance for doubtful
    accounts of $158 in 1999 and $120 in 1998)                            1,471                      985
    Inventories (Note 3)                                                    579                      613
    Prepaid expenses                                                          8                       13
    Deferred income taxes                                                   108                      335
                                                                          -----                    -----
               Total current assets                                       3,161                    2,353

Deferred income taxes                                                       180                      180

Other assets                                                                119                      119
                                                                         ------                    -----

               Total assets                                              $3,460                    2,652
                                                                         ======                    =====

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable - current portion                                      $    20                       19
   Accounts payable                                                         354                       85
   Accrued expenses                                                         204                      240
   Income taxes payable                                                      83                       19
                                                                            ---                    -----
               Total current liabilities                                    661                      363

Note payable                                                                 19                       29
                                                                            ---                    -----
               Total liabilities                                            680                      392

Stockholders' equity:
   Preferred stock                                                           --                       --
   Common stock                                                              63                       62
   Paid-in capital                                                        3,709                    3,631
   Accumulated deficit                                                     (992)                  (1,433)
                                                                           ----                   ------

               Total stockholders' equity                                 2,780                    2,260
                                                                          -----                   ------

               Total liabilities and stockholders' equity                $3,460                    2,652
                                                                         ======                   ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                                 (000's omitted)


                                                             Thirteen           Thirteen          Twenty-seven           Twenty-six
                                                              weeks              weeks                weeks                 weeks
                                                              ended              ended                ended                 ended
                                                              7/3/99            6/27/98              7/3/99                6/27/98
                                                              ------            -------             --------              --------

Net sales                                                   $ 3,412              2,324               6,074                 4,075
Cost of sales                                                 2,259              1,558               3,917                 2,628
                                                              -----              -----               -----                 -----
     Gross profit                                             1,153                766               2,157                 1,447
                                                              -----                ---               -----                 -----

Operating expenses:
  Selling                                                       368                281                 662                   505
  Marketing and sales promotion                                  67                 35                 105                    99
  Research and development                                       94                 82                 169                   164
  General and administrative                                    272                258                 484                   460
                                                               ----                ---              ------                   ---

                                                                801                656               1,420                 1,228
                                                                ---                ---               -----                 -----

     Operating income                                           352                110                 737                   219

Interest expense                                                  1                  2                   2                     6
                                                              -----                ---               -----                   ---
     Income before income taxes                                 351                108                 735                   213

Income taxes                                                    139                 11                 294                    22
                                                               ----                ---                ----                   ---

Net income                                                   $  212                 97                 441                   191
                                                             ======               ====                ====                  ====

Net income per share:
     Basic                                                    $ .03                .02                 .07                   .03
     Diluted                                                  $ .03                .01                 .06                   .03

Weighted average number of shares outstanding:
     Basic                                                    6,211              6,184               6,199                 6,184
     Diluted                                                  7,392              6,752               7,056                 6,717





            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                     Twenty-seven     Twenty-six
                                                         weeks            weeks
                                                         ended            ended
                                                        7/3/99           6/27/98
                                                        ------           -------

Cash flows from operating
  activities, net                                        $509              167

Cash flows from investing activities                       79               --


Cash flows from financing activities                       --               --
                                                         ----              ---
     Net increase in cash and
       cash equivalents                                   588              167

Cash and cash equivalents
  at beginning of period                                  407               54
                                                          ---              ---

Cash and cash equivalents
  at end of period                                       $995              221
                                                         ====             ====

Supplemental  disclosures of cash flow
  information:
 Cash paid during the period for:
     Interest                                            $  3                6
     Income taxes                                          --               --














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

(2)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 26, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the twenty-seven week period ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year is a fifty-three week year which ends on January 1, 2000. The Company has included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

     Certain reclassifications have been made to the December 26, 1998 balance sheet to conform to the July 3, 1999 presentation.

(3)  Inventories

     The composition of inventories is as follows:

                                                       July 3,      Dec. 26,
                                                        1999         1998
                                                        ----         ----
                  Raw materials and packaging
                    supplies                            $241         $382
                  Finished goods                         338          231
                                                         ---         ----
                                                        $579        $ 613
                                                         ===         ====

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

The Company has attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to this Quarterly Report ("Additional Information Regarding Forward Looking Statements"). The Company will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to the Company's Secretary at Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen  Weeks Ended July 3, 1999 Compared  with Thirteen  Weeks Ended June 27,
1998

The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year is a fifty-three week year which ends on January 1, 2000. The

Company has included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Net sales for the thirteen weeks ended July 3, 1999 were $3,412,000, an increase of $1,088,000 or 47% from the sales level realized for the thirteen weeks ended June 27, 1998. In the 1999 period, sales of hard pack Tofutti increased by $810,000, while food product sales increased by $278,000. As a result of the increase in sales, the Company's gross profit for the current quarter increased by $387,000, and its gross profit percentage increased slightly to 34% compared to 33% for the same period last year. Due to the increased expenses associated with the introduction of new products, the Company did not achieve its historical gross margins during this period and expects that its gross margins during the remainder of 1999 will continue to be affected by these introductory expenses.

The Company anticipates a continuing increase in sales during the third and fourth quarters of the current fiscal year due to the introduction of new products and expanded distribution. Such increases are dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased to $368,000 for the current fiscal quarter compared with $281,000 for the comparable period in 1998. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1999 and an increase in trade show costs. Marketing and sales promotion increased to $67,000 in the 1999 period from $35,000 in 1998 due primarily to an increase in spending for artwork and plates for new product package designs and an increase in point-of-sale materials.

Research and development costs, which consist principally of salary expenses, increased slightly to $94,000 for the thirteen weeks ended July 3, 1999 compared to $82,000 for the comparable 1998 period. The increase consisted mainly of start-up costs incurred at new co-packing facilities, including additional kosher supervision costs, during the second quarter of 1999.

General and administrative expenses increased slightly to $272,000 for the current period compared with $258,000 for the comparable period in 1998, due primarily to an increase in payroll costs.

The Company's tax year ends on July 31st, its former fiscal year. Due to the timing difference between the end of the fiscal and tax year, the Company, on its quarterly and year end reports, must make estimates as to its state and federal tax liabilities.

To the extent the Company generates income for financial reporting purposes, it will be required to provide for federal and state tax expense. Although the Company will begin paying state income taxes in 1999, the Company will not be required to pay federal income tax until such time as it utilizes its remaining federal net operating loss carryforwards and tax credits. Accordingly, income tax expense for the thirteen week period ended July 3, 1999 was $139,000 compared to $11,000 for the comparable period in 1998.

Twenty-Seven Weeks Ended July 3, 1999 Compared with Twenty-Six Weeks Ended June 27, 1998

Net sales for the twenty-seven weeks ended July 3, 1999 were $6,074,000, an increase of $1,999,000 or 49% from the sales level realized for the twenty-six weeks ended June 27, 1998. In the 1999 period sales of hard pack Tofutti increased by $639,000, while food product sales increased by $1,360,000. As a result of the increase in sales, the Company's gross profit for the current period increased by $710,000, while its gross profit percentage was 36%, unchanged from last year.

Selling expenses increased by $157,000 to $662,000 for the current fiscal period compared with $505,000 for the comparable period last year. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1999 and an increase in trade show costs. Marketing and sales promotion expenses increased slightly to $105,000 from $99,000 in 1998. The Company is not currently engaged in any major marketing programs.

Research and development costs, which consist principally of salary expenses, increased slightly to $169,000 for the twenty-seven weeks ended July 3, 1999 compared to $164,000 for the comparable 1998 period.

General and administrative expenses increased slightly to $484,000 for the current period compared with $460,000 for the comparable period in 1998, due primarily to an increase in payroll costs.

Income tax expense for the twenty-seven week period ended July 3, 1999 was $294,000 compared to $22,000 for the comparable period in 1998.


Liquidity and Capital Resources

The Company's working capital was $2,500,000 at July 3, 1999, an increase of $510,000 from December 26, 1998. Accounts receivable increased to $1,471,000 at July 3, 1999, an increase of $486,000 from December 26, 1998, reflecting the Company's significantly higher sales. Inventories decreased by $34,000, reflecting a net reduction in raw material and packaging inventories versus an increase in finished goods inventory.

Prepaid expenses decreased from $13,000 at December 26, 1998 to $8,000 at July 3, 1999. Current deferred taxes decreased by $227,000 from December 26, 1998, reflecting the current year's expense provision for federal income taxes. Non-current deferred income taxes and other assets were unchanged at July 3, 1999 from December 26, 1998.

Accounts payable increased by $269,000 to $354,000 at July 3, 1999, reflecting the higher sales level, while accrued liabilities decreased from December 26, 1998 by $36,000 to $204,000 at July 3, 1999. Income taxes payable increased by $64,000 from December 26, 1998 to $83,000 at July 3, 1999 reflecting the current year's provision for state income taxes.

The Company's capital stock and paid in capital increased by $79,000 at July 3, 1999 due to the exercise of stock options during the second quarter.


The Company does not presently have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. The Company believes it will be able to fund its operations in 1999 from its current resources, however, any substantial increase in its operations may require additional working capital. Although the Company has had discussions and intends to have future ones with interested parties concerning additional financing for the Company, no assurance can be given that such working capital will be available if required. Management believes that if its operations for the remainder of 1999 continue in a manner consistent with its results for the first and second quarters of 1999, it will have sufficient financial resources to continue its operations throughout the coming year.

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4. Submission of Matters to a Vote of Shareholders

     During the thirteen week period ended July 3, 1999, the Company held its Annual Meeting of Shareholders.

     At the meeting, held on May 27, 1999, the Company's shareholders voted for:

          1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2000 Annual Meeting of Shareholders.


                          For             Against       Abstained      Unvoted
                          ---             -------       ---------      -------
David Mintz            5,821,165           25,885           -             -
Bernard Koster         5,821,214           25,836           -             -
Reuben Rapoport        5,822,215           24,835           -             -
Franklin Snitow        5,822,414           24,636           -             -
Jeremy Wiesen          5,822,414           24,636           -             -


          2. The ratification of the appointment of Wiss & Company LLP to examine the Company's accounts for 1999.


                  For             Against            Abstained       Unvoted
                  ---             -------            ---------       -------
               5,830,789           11,160                5,101          -

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*             Certificate of Incorporation, as amended through February 1986.

3.1.1**          March 1986 Amendment to Certificate of Incorporation.

3.2*             By-laws.

4.1***           Copy of the Registrant's Amended 1993 Stock Option Plan.

27               Financial Data Schedule (filed via EDGAR only).

99               Additional Information Regarding Forward-Looking Statements.

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

------------
* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

*** Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-79567) and hereby incorporated by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TOFUTTI BRANDS INC.
                                                         (Registrant)



                                                     /s/ David Mintz
                                                     ---------------
                                                     David Mintz
                                                     President



                                                     /s/ Steven Kass
                                                     ---------------
                                                     Steven Kass
                                                     Chief Financial Officer

Date: August 5, 1999

                                  EXHIBIT INDEX



Exhibit                                                                     Page
-------                                                                     ----

3.1*        Certificate of Incorporation, as amended through February 1986.

3.1.1**     March 1986 Amendment to Certificate of Incorporation.

3.2*        By-laws of the Registrant.

4.1***      Copy of the Registrant's Amended 1993 Stock Option Plan.

27          Financial Data Schedule (filed via EDGAR only).

99          Additional Information Regarding Forward-Looking Statements.

------------

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