Form 10QSB
period 1999-10-02
TOFUTTI BRANDS INC
filed 1999-10-26
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1999

___ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to ____

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

Yes  X  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of October 22, 1999 the Issuer had 6,299,567 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                               Yes     No  X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                           Page
                                                                           ----

Part I - Financial Information:

         Condensed Balance Sheets - October 2, 1999
           (Unaudited) and December 26, 1998                                3

         Condensed Statements of Operations -
            (Unaudited) - Thirteen and forty
            week periods ended October 2, 1999 and
            thirteen and thirty-nine week periods ended
            September 26, 1998                                              4

         Condensed  Statements of Cash Flows (Unaudited) -
            Forty week period ended October 2, 1999 and
            thirty-nine  week period ended September 26, 1998               5

         Notes to Condensed Financial Statements -
           (Unaudited)                                                     6-7

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    8-12


Part II - Other Information:

         Item 4.  Submission of Matters to a Vote
                      of Shareholders                                      13

         Item 6.  Exhibits and Reports on Form 8-K                         13

         Signatures                                                        14

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (000's omitted)

                                                          October 2,             December 26,
                                                             1999                     1998
                                                             ----                     ----
Assets

Current assets:
   Cash and cash equivalents                               $1,408                      407
   Accounts receivable (net of allowance
      for doubtful accounts of
      $178 in 1999 and $120 in 1998)                        1,493                      985
    Inventories (Note 3)                                      636                      613
    Prepaid expenses                                            9                       13
    Deferred income taxes (Note 4)                             --                      335
                                                           ------                    -----
                        Total current assets                3,546                    2,353

Deferred income taxes (Note 4)                                131                      180

Other assets                                                  119                      119
                                                           ------                   ------

                        Total assets                       $3,796                    2,652
                                                           ======                    =====

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable - current portion                         $   21                       19
   Accounts payable                                           225                       85
   Accrued expenses                                           314                      240
   Income taxes payable (Note 4)                              129                       19
                                                             ----                    -----
                        Total current liabilities             689                      363

Note payable                                                   13                       29
                                                               --                    -----
                        Total liabilities                     702                      392

Stockholders' equity:
   Preferred stock                                             --                       --
   Common stock                                                63                       62
   Paid-in capital                                          3,714                    3,631
   Accumulated deficit                                       (683)                  (1,433)
                                                            -----                   ------

         Total stockholders' equity                         3,094                    2,260
                                                           ------                   ------

         Total liabilities and stockholders' equity        $3,796                    2,652
                                                           ======                    =====

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                                 (000's omitted)



                                                  Thirteen           Thirteen               Forty               Thirty-nine
                                                   weeks              weeks                 weeks                  weeks
                                                   ended              ended                 ended                  ended
                                                  10/2/99            9/26/98               10/2/99                9/26/98
                                                  -------            -------               -------                -------

Net sales                                          $3,252              2,634                 9,326                 6,709
Cost of sales                                       2,029              1,728                 5,945                 4,356
                                                    -----              -----                ------                 -----
     Gross profit                                   1,223                906                 3,381                 2,353
                                                    -----             ------                 -----                 -----

Operating expenses:
  Selling                                             358                324                 1,020                   829
  Marketing and sales promotion                        42                 64                   146                   163
  Research and development                             99                 85                   268                   249
  General and administrative                          215                191                   699                   651
                                                     ----                ---                  ----                   ---

                                                      714                664                 2,133                 1,892
                                                     ----                ---                ------                 -----

     Operating income                                 509                242                 1,248                   461

Interest expense (income)                              (4)                 2                    --                     8
     Income before income taxes                       513                240                 1,248                   453

Income taxes (benefit)                                203                (32)                  497                   (10)
                                                      ---                ---                 -----                  ----

Net income                                           $310                272                   751                   463
                                                     ====               ====                 =====                  ====

Net income per share:
     Basic                                           $.05                .04                   .12                   .07
     Diluted                                         $.04                .04                   .10                   .07

Weighted average number of shares
  outstanding:
     Basic                                          6,296              6,184                 6,228                 6,184
     Diluted                                        7,738              6,544                 7,378                 6,659





            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                      Forty         Thirty-nine
                                                      weeks           weeks
                                                      ended           ended
                                                     10/2/99         9/26/98
                                                     -------         -------

Cash flows from operating
  activities, net                                    $  996            116

Cash flows from investing activities                      5             --


Cash flows from financing activities                     --             --
                                                      -----           ----
     Net increase in cash and
       cash equivalents                               1,001            116

Cash and cash equivalents
  at beginning of period                                407             54
                                                      -----           ----

Cash and cash equivalents
  at end of period                                   $1,408            170
                                                     ======           ====

Supplemental  disclosures of cash flow
  information:
Cash paid during the period for:
          Interest                                   $    4              7
          Income taxes                                   --             --














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

(2)  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 26, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the forty week period ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year is a fifty-three week year which ends on January 1, 2000. The Company has included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

     Certain reclassifications have been made to the December 26, 1998 balance sheet to conform to the October 2, 1999 presentation.

(3)  Inventories

     The composition of inventories is as follows:

                                                    October 2,       Dec. 26,
                                                      1999            1998
                                                      ----            ----
          Raw materials and packaging
            supplies                                  $204            382
          Finished goods                               432            231
                                                      ----            ---
                                                      $636            613
                                                      ====            ===

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

The Company has attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 incorporated by reference to this Quarterly Report ("Additional Information Regarding Forward Looking Statements"). The Company will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to the Company's Secretary at Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen Weeks Ended October 2, 1999 Compared with Thirteen Weeks Ended September 26, 1998

The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year is a fifty-three week year which ends on January 1, 2000. The

Company included the extra week in the 1999 fiscal year in its first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Net sales for the thirteen weeks ended October 2, 1999 were $3,252,000, an increase of $618,000 or 23% from the sales level realized for the thirteen weeks ended September 26, 1998. In the 1999 period, sales of non-dairy frozen desserts increased by $426,000, while food product sales increased by $192,000. As a result of the increase in sales, the Company's gross profit for the current quarter increased by $317,000, and its gross profit percentage increased to 38% compared to 34% for the same period last year. Due to the increased expenses associated with the introduction of new products, the Company did not achieve its historical gross margins of approximately 40% during this period and expects that its gross margins during the remainder of 1999 and the beginning of 2000 will continue to be affected by these introductory expenses.

The Company anticipates that sales during the fourth quarter of the current fiscal year and the first quarter of 2000 will continue to improve over prior comparable periods due to the introduction of new products and expanded distribution. Such increases are dependent upon market acceptance of these products, for which no assurance can be given.

Selling expenses increased to $358,000 for the current fiscal quarter compared with $324,000 for the comparable period in 1998. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1999 and an increase in trade show costs. Marketing and sales promotion decreased to $42,000 in the 1999 period from $64,000 in 1998 due primarily to a decrease in spending for artwork and plates for new product package designs and a decrease in point-of-sale materials.

Research and development costs, which consist principally of salary expenses, increased to $99,000 for the thirteen weeks ended October 2, 1999 compared to $85,000 for the comparable 1998 period. The increase consisted mainly of start-up costs incurred at new co-packing facilities, including additional kosher supervision costs, during the third quarter of 1999.

General and administrative expenses increased slightly to $215,000 for the current period compared with $191,000 for the comparable period in 1998, due primarily to an increase in payroll costs.

The Company's tax year ends on July 31st, its former fiscal year. Due to the timing difference between the end of the fiscal and tax year, the Company, on its quarterly and year end reports, must make estimates as to its state and federal tax liabilities.

To the extent the Company generates income for financial reporting purposes, it will be required to provide for federal and state tax expense. Although the Company began paying state income taxes in 1999, the Company will not be required to pay federal income tax until such time as it utilizes its remaining federal net operating loss carryforwards and tax credits, which the Company anticipates will occur for tax year ending July 31, 2000. Accordingly, income tax expense for the thirteen week period ended October 2, 1999 was $203,000 compared to an income tax benefit of $32,000 for the comparable period in 1998.

Forty Weeks Ended October 2, 1999 Compared with Thirty-Nine Weeks Ended September 26, 1998

Net sales for the forty weeks ended October 2, 1999 were $9,326,000, an increase of $2,617,000 or 39% from the sales level realized for the thirty-nine weeks ended September 26, 1998. In the 1999 period sales of non-dairy frozen desserts increased by $1,789,000, while food product sales increased by $828,000. As a result of the increase in sales, the Company's gross profit for the current period increased by $1,028,000, while its gross profit percentage increased slightly to 36%, compared to 35% for the same period last year.

Selling expenses increased by $191,000 to $1,029,000 for the current fiscal period compared with $829,000 for the comparable period last year. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 1999 and an increase in trade show costs. Marketing and sales promotion expenses decreased slightly to $146,000 from $163,000 in 1998. The Company is not currently engaged in any major marketing programs.

Research and development costs, which consist principally of salary expenses, increased slightly to $268,000 for the forty weeks ended October 2, 1999 compared to $249,000 for the comparable 1998 period.

General and administrative expenses increased to $699,000 for the current period compared with $651,000 for the comparable period in 1998, due primarily to an increase in payroll costs.

Income tax expense for the forty week period ended October 2, 1999 was $497,000 compared to an income tax benefit of $10,000 for the comparable period in 1998.


Liquidity and Capital Resources

The Company's working capital increased by $867,000 to $2,857,000 at October 2, 1999, from $1,990,000 at December 26, 1998. Accounts receivable increased to $1,493,000 at October 2, 1999, an increase of $508,000 from December 26, 1998, reflecting the Company's significantly higher sales. Inventories increased slightly by $23,000, reflecting a net reduction in raw material and packaging inventories versus an increase in finished goods inventory.

Prepaid expenses decreased slightly from $13,000 at December 26, 1998 to $9,000 at October 2, 1999. Current deferred taxes decreased by $335,000 from December 26, 1998, reflecting the current year's expense provision for federal income taxes. Non-current deferred income taxes and other assets were unchanged at October 2, 1999 from December 26, 1998.

Accounts payable increased by $140,000 to $225,000 at October 2, 1999, and accrued liabilities increased from December 26, 1998 by $74,000 to $314,000 at October 2, 1999, reflecting the higher sales level. Income taxes payable increased by $110,000 from December 26, 1998 to $129,000 at October 2, 1999 reflecting the current year's provision for state income taxes.

The Company's paid in capital increased by $83,000 at October 2, 1999 due to the exercise of stock options during the fiscal period.

The Company does not presently have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. The Company believes it will be able to fund its operations for the balance of 1999 and for fiscal year 2000 from its current resources.

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

Therefore, the Company to date has not nor does it expect to develop any contingency plans relating to the Y2K issue. Costs of addressing the Y2K issue have not been material to date and, based on information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be subject to risks should the Company or a third party vendor or service provider be unable to resolve issues related to the Y2K.


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

99 ****         Additional Information Regarding Forward-Looking Statements.

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

**** Filed as an exhibit to the Registrant's Form 10-QSB for the quarterly period ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOFUTTI BRANDS INC.
                                               (Registrant)



                                            /s/David Mintz
                                            ---------------
                                            David Mintz
                                            President



                                            /s/Steven Kass
                                            --------------
                                            Steven Kass
                                            Chief Financial Officer

Date: October 26, 1999

                                  EXHIBIT INDEX



Exhibit
-------

3.1*        Certificate of Incorporation, as amended through February 1986.

3.1.1**     March 1986 Amendment to Certificate of Incorporation.

3.2*        By-laws of the Registrant.

4.1***      Copy of the Registrant's Amended 1993 Stock Option Plan.

27          Financial Data Schedule (filed via EDGAR only).

99 ****     Additional Information Regarding Forward-Looking Statements.

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

**** Filed as an exhibit to the Registrant's Form 10-QSB for the quarterly period ended July 3, 1999.