Form 10QSB/A
period 1999-10-02
TOFUTTI BRANDS INC
filed 1999-10-28
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                      Forty         Thirty-nine
                                                      weeks           weeks
                                                      ended           ended
                                                     10/2/99         9/26/98
                                                     -------         -------

Cash flows from operating
  activities, net                                    $  996            116

Cash flows from investing activities                     --             --


Cash flows from financing activities                      5             --
                                                      -----           ----
     Net increase in cash and
       cash equivalents                               1,001            116

Cash and cash equivalents
  at beginning of period                                407             54
                                                      -----           ----

Cash and cash equivalents
  at end of period                                   $1,408            170
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

Prepaid expenses decreased slightly from $13,000 at December 26, 1998 to $9,000 at October 2, 1999. Current deferred taxes decreased by $335,000 to $0 from December 26, 1998, reflecting the current year's expense provision for federal income taxes. Non-current deferred income taxes declined to $131,000 at October 2, 1999 from $180,000 at December 26, 1998, while other assets remained unchanged.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: October 28, 1999

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