Form 10KSB
period 2000-01-01
TOFUTTI BRANDS INC
filed 2000-03-31
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2000

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

                                                           Yes  x   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $11,912,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 24, 2000 was $12,835,000.

As of March 24, 2000, the Registrant had 6,299,567 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format     Yes       No  x .

                                     PART I

Item 1.  Description of Business

GENERAL

     We are engaged in the development, production and marketing of TOFUTTI(R) brand nondairy frozen desserts and other food products. TOFUTTI products are non-dairy, soya-based products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

     We introduced several new products during 1999. Among them were several new frozen dessert items including vanilla and strawberry Crumb Cake Bars, Monkey Bars and additional sugar free half gallons flavors. We also introduced a line of veggie and veggie cheese burgers called Quit Beef'n and a nutriceutical product called Tofutti Ultra Soy Protein Powder. With the introduction of these new products and improved channels of distribution, we significantly increased our sales in 1999.

TOFUTTI PRODUCT LINE

o Premium TOFUTTI non-dairy frozen dessert, available in prepacked pints, three-gallon cans and soft serve mix, is sold nationally in supermarkets, grocery stores, retail shops and restaurants. We currently offer seven flavors of premium hard frozen TOFUTTI: Chocolate Supreme, Wildberry Supreme, Vanilla, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch and Better Pecan(R).

o LOW FAT TOFUTTI offers the calorie-conscious consumer a creamy dessert that is 98% fat free and less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Vanilla Fudge, Chocolate Fudge, Coffee Marshmallow Swirl, Strawberry Banana and Peach Mango. LOW FAT TOFUTTI is also available as a soft serve mix in three flavors: Vanilla, Chocolate and Strawberry.

o HONEY SWEETENED TOFUTTI in pints offers those individuals with sugar restrictions a natural alternative without artificial sweeteners and is available in Vanilla Chamomile.

o TOFUTTI HALF GALLONS offer the diet conscious consumer a sugar free, fat free dessert with the taste and texture of premium TOFUTTI. They are currently available in four flavors: Vanilla Fudge Sundae, Chocolate Fudge Sundae, Strawberry Sundae and Vanilla.

o TOFUTTI CUTIES(R) are bite-size frozen sandwiches combining a chocolate, vanilla, wildberry or peanut butter flavored filling of TOFUTTI between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.

o TOFUTTI TOO-TOO'S are frozen dessert cookie sandwiches combining creamy and delicious TOFUTTI with a round, vanilla/chocolate chip cookie. TOO-TOO's are available in three flavors: Vanilla, Vanilla/Chocolate Swirl and Vanilla/Chocolate Chip.

o TOFUTTI FRUTTI(R) stick novelties have 180 calories per bar and combine creamy vanilla TOFUTTI with a tangy sorbet covered in chocolate.

o TEDDY FUDGE POPS(R) and CHOCOLATE FUDGE TREATS are stick novelties that offer the consumer the same taste as real fudge bars. The TEDDY FUDGE POP has 70 calories and 1 gram of fat per bar, while fat free, sugar free CHOCOLATE FUDGE TREATS have only 30 calories per bar.

o TOFUTTI MONKEY BAR(TM) is a stick novelty that features a rich chocolate center surrounded by peanut butter flavored TOFUTTI, dipped in a rich chocolate coating.

o TOFUTTI CRUMB CAKE BARS offer consumers a milk free crunchie-coated TOFUTTI vanilla stick novelty. CRUMB CAKE BARS come in two flavors, Vanilla Fudge and Sensational Strawberry. Vanilla Fudge has a rich chocolate fudge center surrounded by crispy dairy free chocolate crunchies, while Sensational Strawberry features a strawberry center surrounded by vanilla crunchies.

o TOFUTTI CUTIE PIE is a premium novelty treat on a stick that combines a rich, creamy TOFUTTI vanilla or chocolate center covered with a chocolate coating. This product is available in most health food stores and select supermarkets.

o TOFUTTI ROCK N' ROLL FROZEN DESSERT CAKE offers the Tofutti consumer an upscale non-dairy frozen dessert alternative to dairy ice cream cakes. This product is currently available in select supermarkets and health food store outlets.

o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese but is milk and butterfat free and contains no cholesterol. The 8 oz. retail packages are available in plain, French onion, herbs and chives, wildberry, smoked salmon, jalapeno, ginseng and dill, garlic and herb and garden veggie. The plain version is also available in food service 30 lb. bulk boxes, while certain select flavors are available in 5 lb. containers.

o SOUR SUPREME(R) complements BETTER THAN CREAM CHEESE in that it is similar in taste and texture to traditional sour cream but is milk and butterfat-free and contains no cholesterol. The 12 oz. retail packages are available in plain, guacamole, salsa and cherries 'n' berries. The plain version is also available in food service 30 lb. bulk boxes.

o TOFUTTI BETTER THAN MOZZARELLA CHEESE(TM) is the first totally dairy free mozzarella cheese that tastes and performs just like real mozzarella cheese. Complementing BETTER THAN MOZZARELLA CHEESE is TOFUTTI BETTER THAN CHEDDAR CHEESE(TM), which tastes like real cheddar cheese. Both products are key ingredients in some of the Company's frozen food products and are also available in food service 20 lb. bulk boxes.

o TOFUTTI SOY-CHEESE SLICES(TM) offer the consumer a delicious non-dairy alternative to regular Cheese Slices. Available in individually wrapped 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in all health food stores and select supermarkets and come in three flavors: American, Mozzarella and Roasted Garlic.

o TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI'S totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold at retail in three square slices to a package and is available in the freezer case in select supermarkets and health food stores.

o TOFUTTI PIZZA BAGELS feature TOFUTTI'S dairy free BETTER THAN MOZZARELLA CHEESE and tomato sauce on a tasty bagel. PIZZA BAGELS are available in supermarket and health food store freezer cases.

o TOFUTTI QUIT BEEF'N(TM) veggie burgers offer the consumer a delicious tasting veggie burger that also has the fiber and protein of soy that is recommended for a healthy diet. With TOFUTTI'S totally dairy free BETTER THAN CHEDDAR CHEESE, QUIT BEEF'N Veggie Cheeseburgers offer the consumer a healthy, totally dairy free cheeseburger.

o TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. TOFUTTI CHEESE & BLUEBERRY PILLOWS are frozen crepes filled with BETTER THAN CREAM CHEESE and blueberries. Both products can be served either hot, warm or slightly chilled as a main meal or a snack.

o TOFUTTI POTATO PANCAKES offer the consumer a snack or dinner side dish that combines a delicious mixture of potato and our non-dairy sour cream, SOUR SUPREME.

o EGG WATCHERS(R) is a fat-free replacement for whole eggs that has the taste, nutrition and versatility of whole eggs without the cholesterol and with 60% less calories and fat. EGG WATCHERS can be used in virtually all recipes that require whole eggs.

o TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in peanut butter, oatmeal raisin, chocolate chip and TOFIGGI(R) fig bars. Like all TOFUTTI products, TOFUTTI COOKIES are completely dairy and cholesterol free and can be found in select supermarkets and health food stores.

o TOFUTTI SOY LAVASCH(R) flatbread crackers, made with all natural ingredients and TOFUTTI BETTER THAN CREAM CHEESE, offer consumers a tasty snack that tastes delicious with spreads or simply plain. SOY LAVASCH come in 5 oz. retail packages and are available in four flavors: Onion & Poppy, Garlic & Dill, Hot & Spicy and Herb & Chive.

o A new and exciting snack product, TOFUTTI TOTALLY NUTS, homestyle roasted soy beans offers consumers a healthy yet delicious snack alternative. Three flavors: Homestyle, Onion and Garlic, and Barbecue, are available in 6.5 oz. retail packages for sale to our natural and specialty products customers. TOFUTTI Chocolate Dipped Soy Nuts come in 3.5 oz. retail packages.

o We are now offering a pure soy protein nutriceutical supplement, TOFUTTI ULTRA SOY PROTEIN POWER. It is an all natural instant powder mix, high in isoflavones and amino acids which are necessary for maintaining good health. Available in 16 oz. containers, ULTRA SOY PROTEIN POWER is sold at most health food stores.

MARKETING AND DISTRIBUTION

     TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, most of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net sales.

     The Mattus Ice Cream Company distributes our non-dairy frozen dessert products to supermarket accounts in the metropolitan New York area. Total sales to Mattus in the New York metropolitan area were $1,040,000 or 9% of sales in 1999, as compared with sales of $864,000 or 10% of sales in 1998. We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Boston, Cincinnati, Chicago, Cleveland, Denver, Detroit, Los Angeles, Miami, New York, Orlando, Philadelphia, Phoenix, San Francisco, Seattle and Tampa.

     We distribute our products through twenty-six distributors in the national health food market. Our sales to health food distributors in 1999 were $5,910,000 or 50% of sales, as compared to $4,231,000 or 47% of sales in 1998. In 1999, sales to Trader Joe's, a West Coast based health food supermarket chain, rose to $2,071,000 or 17% of sales, as compared to $1,418,000 or 16% of sales in 1998. Overall, West Coast sales were $3,195,000 or 27% of our sales in 1999, as compared to $2,221,000 or 25% of sales in 1998. We continue to have a strong presence in the kosher market, with sales of $758,000 or 6% of sales in 1999, as compared with sales of $605,000 or 7% of sales in 1998. During 1999, our sales to food service accounts grew to $1,007,000 or 8% of sales, as compared with sales of $705,000 or 8% of sales in 1998.

     During 1999, we shipped TOFUTTI non-dairy products to distributors in Australia, Belgium, Bermuda, Canada, England, France, Germany, Israel, Kuwait, Mexico, the Netherlands, Panama, Portugal, Spain, Sweden and the United Arab Emirates. Sales to foreign distributors totaled $1,304,000 or 11% of sales in 1999, as compared to $1,060,000 or 12% of sales in 1998. The increase in export sales was due primarily to an increase in sales to our European, Canadian and Australian distributors. Our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

     We expect the favorable sales trend in the national health food, West Coast, kosher, food service and international markets to continue in 2000.

COMPETITION

     TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soya-based frozen desserts. We believe that we are a leader in the non-dairy frozen dessert product market and have the most complete line of non-dairy frozen dessert products. Other soya-based frozen dessert products are presently being sold in both soft serve and hard frozen form throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition, from both non-dairy and dairy competitive products marketed by companies with significantly greater resources than we have.

RESEARCH AND DEVELOPMENT

     During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of our current products. In 1999 and 1998, our research and development expenses were $376,000 and $342,000, respectively. These amounts do not include any portion of Mr. Mintz's salary.

PRODUCTION

     All of our  products  are  manufactured  by  co-packers  to whom we  supply certain key ingredients for the manufacturing processes. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as non-dairy frozen dessert and non-dairy cheeses, we have more than one co-packer. We currently have a total of eighteen co-packers, including one in the United Kingdom that manufactures some of our non-dairy frozen dessert products.

     We do not have any written production agreements with our co-packers and do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of our contract manufacturers decide to terminate their relationships with us.

     In order to protect our formulas, we have entered into confidentiality arrangements with our contract manufacturers and their employees. There can be no assurance that such confidentiality arrangements can or will be maintained, or that our trade secrets, know-how and marketing ability cannot be obtained by others, or that others do not now possess similar or even more effective capabilities.

     KOF-K Kosher Supervision ("KOF-K") of Teaneck, New Jersey provides us with kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. We believe that our ability to successfully market and distribute our products is dependent upon its continued compliance with the requirements of rabbinic certification. All TOFUTTI products meet the requirements for certification as kosher-parve.

TRADEMARKS AND PATENTS

     We have registered our trademark, TOFUTTI(R), and other trademarks for our frozen desserts and other products in the United States and approximately thirty-six foreign countries. We believe our trademarks are an important means of establishing consumer recognition for our products.

     Although we believe that our formulas and processes are proprietary, we have not sought patent protection for such technology. Instead, we are relying on the complexity of our technology, on trade secrecy laws and on confidentiality agreements. We believe that our technology has been independently developed and does not infringe the patents of others.

GOVERNMENT REGULATION

     Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to "standard of identity" requirements which are promulgated at either the Federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required.

     Our United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Our labels, ingredients and manufacturing processes are subject to inspection by the FDA. In 1994, federal laws relating to food product labeling were amended to require food product companies to make numerous changes in their product labeling. We believe that we are in compliance with current labeling requirements.

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

     Food  manufacturing  facilities  are  subject  to  inspections  by  various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. Our Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and Environmental Health Services. We believe that we and our distributors and co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for its operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

EMPLOYEES

     On January 1, 2000, we employed ten persons on a full-time basis, compared with nine persons as of December 26, 1998. We consider our relations with our employees to be good.


Item 2.  Description of Properties

     Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. On January 3, 1994, we signed a five-year lease extension which expired July 1, 1999. Our annual rental under the lease was $74,000 in 1999. We are currently in negotiations to extend the lease and are reasonably certain that such lease extension will be granted. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.


Item 3.  Legal Proceedings

     We are not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:


Quarter Ended                                   High               Low
-------------                                   ----               ---

March 29, 1998........................         $1-9/16           $  15/16
June 27, 1998.........................          2                 1-1/4
September 26, 1998....................          1-7/16              7/8
December 26, 1998.....................          1-5/16              7/8
April 3, 1999.........................          1-3/8               7/8
July 3, 1999..........................          3-3/4             1-1/16
October 2, 1999.......................          3                 2-1/4
January 1, 2000.......................          2-9/16            1-9/16

     As of March 24, 2000, there were approximately 926 holders of record of our Common Stock. We have not paid and have no present intention of paying cash dividends on our Common Stock in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements.

The discussion and analysis which follows in this Annual Report and in other reports and documents and in oral statements made on our behalf by our management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Annual Report and made elsewhere by or on our behalf should be considered in light of these factors.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 incorporated by reference to this Annual Report ("Additional Information Regarding Forward-Looking Statements"). We will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to our Secretary c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Fifty-three Weeks Ended January 1, 2000 Compared with Fifty-two Weeks Ended December 26, 1998

     Our fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week period which ended on January 1, 2000.

     Net sales for the fifty-three weeks ended January 1, 2000 were $11,912,000, an increase of $2,921,000 or 32% from the sales level realized for the fifty-two weeks ended December 26, 1998. In the 1999 period, non-dairy frozen dessert product sales and food product sales increased by $1,858,000 and $1,063,000, respectively, from the 1998 period. The increase in non-dairy frozen dessert sales was attributable to an increase in sales of all categories of frozen dessert products, while the increase in food product sales was mostly attributable to an increase in sales of BETTER THAN CREAM CHEESE and SOUR SUPREME. Our gross profit in 1999 increased by $1,390,000 or 44% due primarily to the sales increase, while our gross profit percentage increased from 35% in 1998 to 38% in 1999. The increase in the gross profit percentage is primarily the result of the large increase in frozen dessert sales, for which we have a higher gross profit margin. Although our gross profit percentage increased in 1999, it was still adversely affected by the start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. We anticipate that while our gross profit will increase due to increased sales in 2000, our gross profit percentage will not improve due to manufacturing start-up costs and promotional allowances associated with the planned introduction of new products in 2000.

     Based on recent sales trends, we expect continued sales increases in our frozen dessert and food product lines and in most customer categories.

     Selling expenses increased $253,000 or 20% to $1,521,000 for the current fiscal period from $1,268,000 for the comparable 1998 period. A decrease of $75,000 in bad debt expense was offset by increases in warehouse ($24,000), freight ($104,000), commission ($63,000) and trade show expenses ($104,000). The increase in warehouse expense is attributable to an increase in inventory to support our increased level of operations. The increased freight and commission expenses, both variable expenses, are attributable to the increase in sales. The increase in trade show expense is due to our attendance at numerous trade shows throughout the year. We believe that attendance at these shows is the most effective and economical way to market and sell our products. Marketing and sales promotion expenses increased by $11,000 in 1999 to $199,000, a slight increase from 1998. This slight increase was due principally to increases in magazine advertising, point-of-sale material and coupon expenses.

     Research and development expenses increased to $376,000 in 1999 as compared to $342,000 in 1998. This increase was due to the hiring of one additional employee and additional research and development expenses associated with our new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Our management expects that research and development costs will continue at a slightly higher level for 2000.

     General and administrative expenses were $1,043,000 for the 1999 period as compared with $853,000 for the comparable period in 1998. The $190,000 increase was due largely to increased salary, utilities, and outside services expenses.

     Interest income was $17,000 for the fifty-three week period ended January 1, 2000 due to increased cash flow which resulted in the purchase of short-term investments. Interest expense was $5,000 and $7,000 for the fifty-three week period ended January 1, 2000 and the fifty-two week period ended December 26, 1998, respectively. Our management anticipates an increase in interest income in fiscal year 2000 as our cash balances have increased.

     As a result of reductions in deferred tax assets and a current year tax increase, we recorded income tax expense of $586,000 in the 1999 period versus an income tax benefit of $45,000 in 1998.

     Based on the foregoing, we had net income of $850,000 or $0.12 per share on a diluted basis in the fifty-three week period ended January 1, 2000 as compared with net income of $560,000 or $0.08 per share on a diluted basis for the fifty-two week period ended December 26, 1998.

Income Taxes

     In previous years, our tax year ended on July 31st. Due to the timing difference between the end of the fiscal and tax year, we had to make estimates as to our state and federal tax liabilities in our quarterly and year end reports. On March 7, 2000, the IRS approved a change of our tax year to December
31. We will file a short year tax return for the period August 1, 1999 to January 1, 2000.

Liquidity and Capital Resources

     At January 1, 2000, our working capital was $3,058,000, an increase of $1,068,000 from December 26, 1998. Our current and quick acid test ratios, both measures of liquidity, were 7.5 and 6.3, respectively, at January 1, 2000 compared to 7.6 and 5.6 at December 26, 1998. At January 1, 2000, accounts receivable decreased by $124,000 from December 26, 1998, principally reflecting the improvement in cash collections. At January 1, 2000, inventories decreased by $17,000 from December 26, 1998. Prepaid expenses decreased by $5,000 to $8,000 at January 1, 2000 from December 26, 1998 due to the utilization of a prepaid 1999 New Jersey income tax payment. Current deferred tax assets and non-current deferred tax assets decreased by $155,000 and $177,000, respectively, at January 1, 2000 compared to December 26, 1998 as a result of a reduction in the valuation allowance and the recording of federal income tax expense. At January 1, 2000, accounts payable and accrued expenses decreased by $51,000 from $180,000 to $129,000. Accrued compensation increased by $115,000 to $200,000 at January 1, 2000 reflecting an increase in annual bonuses to two of our executive officers. The increase in income taxes payable of $103,000 to $122,000 at January 1, 2000 represents an additional provision for state and federal income taxes.

     We do not have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations during 2000 from current resources.

Inflation and Seasonality

     We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is not subject to substantial seasonal variations.

Market Risk

     We invest our excess cash in bank certificates of deposit and the highest rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100,000 per account.

Item 7.  Financial Statements


                          Index to Financial Statements


         Independent Auditors' Reports....................................F-1-2

         Financial Statements:

                  Balance Sheets..........................................F-3

                  Statements of Income....................................F-4

                  Statements of Changes in Stockholders' Equity...........F-5

                  Statements of Cash Flows................................F-6

                  Notes to Financial Statements...........................F-7-13

                          INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheet of Tofutti Brands Inc. as of January 1, 2000 and the related statements of income, changes in stockholders' equity and cash flows for the fifty-three week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of January 1, 2000 and the results of its operations and its cash flows for the fifty-three week period then ended, in conformity with generally accepted accounting principles.




                                                /s/Wiss & Company
                                                WISS & COMPANY, LLP

Livingston, New Jersey
March 9, 2000

                          Independent Auditors' Report





The Board of Directors and Stockholders
Tofutti Brands Inc.:

We have audited the accompanying balance sheet of Tofutti Brands Inc. as of December 26, 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the fifty-two week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 26, 1998, and the results of its operations and its cash flows for the fifty-two week period then ended in conformity with generally accepted accounting principles.




/s/KPMG LLP


Short Hills, New Jersey
March 16, 1999

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                                     January 1,             December 26,
                                                                       2000                      1998
                                                                       ----                      ----
Assets
Current assets:
     Cash and cash equivalents                                        $1,693                   $ 407
     Accounts receivable, net of allowance for doubtful
        accounts of $200 and $120, respectively                          831                     955
     Short-term investments                                              253                       -
     Inventories                                                         566                     583
     Prepaid expenses                                                      8                      13
     Deferred income taxes                                               180                     335
                                                                         ---                   -----
                Total current assets                                   3,531                   2,293
                                                                       -----                   -----

Other assets:                                                                                      -
     Deferred income taxes                                                 3                     180
     Other assets                                                        141                     119
                                                                        ----                   -----
                                                                        $144                    $299
                                                                        ----                    ----

                                                                      $3,675                  $2,592
                                                                      ======                  ======

Liabilities and Stockholders' Equity
Current liabilities:
     Note payable                                                     $   22                  $   19
     Accounts payable and accrued expenses                               129                     180
     Accrued compensation                                                200                      85
     Income taxes payable                                                122                      19
                                                                         ---                     ---
                  Total current liabilities                              473                     303

Note payable, less current maturities                                      8                      29
                                                                         ---                     ---

Commitments and contingencies                                             --                      --
Stockholders' equity:
     Preferred stock - par value $.01 per share;
       authorized 100,000 shares, none issued                             --                      --
     Common stock - par value $.01 per share;
       authorized 15,000,000 shares, issued and
       outstanding 6,299,567 shares at January 1, 2000
       and 6,183,567 shares at December 26, 1998                          63                      62

     Additional paid-in capital                                        3,714                   3,631
     Accumulated deficit                                                (583)                 (1,433)
                                                                      ------                  ------
                  Total stockholders' equity                           3,194                   2,260
                                                                       -----                   -----

                 Total liabilities and stockholders' equity           $3,675                  $2,592
                                                                      ======                  ======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)


                                             Fifty-three weeks            Fifty-two weeks
                                                   ended                       ended
                                              January 1, 2000            December 26, 1998
                                              ---------------            -----------------

Net sales                                        $11,912                       $8,991
Cost of sales                                      7,349                        5,818
                                                   -----                        -----
      Gross profit                                 4,563                        3,173

Operating expenses:
  Selling                                          1,521                        1,268
  Marketing and sales promotion                      199                          188
  Research and development                           376                          342
  General and administrative                       1,043                          853
                                                   -----                          ---
                                                   3,139                        2,651
                                                   -----                        -----

Operating income                                   1,424                          522

Interest income (expense)                             12                           (7)
                                                   -----                          ---
Income before income tax (expense) benefit         1,436                          515

Income tax (expense) benefit                        (586)                          45
                                                    ----                         ----

Net income                                          $850                         $560
                                                    ====                         ====

Weighted Average Common Shares Outstanding:
   Basic                                           6,245                        6,184
                                                   =====                        =====
   Diluted                                         7,368                        6,610
                                                   =====                        =====

Net income per share:
   Basic                                            $.14                         $.09
                                                    ====                         ====
   Diluted                                          $.12                         $.08
                                                    ====                         ====




                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (000's omitted except for per share data)


                                                 Common Stock              Additional                                 Total
                                            -----------------------         Paid-In          Accumulated          Stockholders'
                                            Shares           Amount         Capital            Deficit                Equity
                                            ------           ------         -------            -------                ------
Balances, December 27, 1997               6,183,567           $62            $3,631            $(1,993)               $1,700
Net Income                                       --            --                --                560                   560
                                          ---------           ---            ------             ------                 -----
Balances, December 26, 1998               6,183,567            62             3,631             (1,433)                2,260
Issuance of Common Stock for
 Stock Options                              116,000             1                83                 --                    84
Net Income                                       --            --                --                850                   850
                                                ---           ---            ------              -----                 -----
Balances, January 1, 2000                 6,299,567           $63            $3,714              $(583)               $3,194
                                          =========           ===            ======              =====                ======






















                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                 Fifty-three                Fifty-two
                                                                weeks ended                 weeks ended
                                                                  January 1,                December 26,
                                                                     2000                       1998
                                                                     ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $850                      $ 560
   Adjustments to reconcile net income to net
    cash flows from operating activities:
   Provision for bad debts                                             60                        135
   Accrued interest on investments                                     (3)                        --
   Deferred taxes                                                     332                        (65)
   Change in assets and liabilities:
       Accounts receivable                                             64                       (171)
       Inventories                                                     17                        (42)
       Prepaid expenses                                                 5                         (6)
       Accounts payable and accrued expenses                          (51)                       (58)
       Accrued compensation                                           115                         35
       Income taxes payable                                           103                          5
                                                                     ----                        ---

   Net cash flows from operating activities                         1,492                        393
                                                                    -----                        ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                           (250)                        --
   Other assets                                                       (22)                       (22)
                                                                    -----                       ----
   Net cash flows from investing activities                          (272)                       (22)
                                                                    -----                       ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable                                                       (18)                       (18)
   Issuance of common stock                                            84                         --
                                                                     ----                       ----
   Net cash flows from financing activities                            66                        (18)
                                                                     ----                       ----

NET CHANGE IN CASH AND CASH EQUIVALENTS                             1,286                        353

CASH AND CASH EQUIVALENTS, AT BEGINNING
      OF PERIOD                                                       407                         54
                                                                      ---                        ---
CASH AND CASH EQUIVALENTS, AT END OF
      PERIOD                                                       $1,693                       $407
                                                                   ======                       ====

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                     $  5                        $ 7
                                                                     ====                        ===
   Income taxes paid                                                 $151                        $15
                                                                     ====                        ===

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

NOTE 1:  DESCRIPTION  OF THE  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING
         POLICIES

Description of Business - Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on January 1, 2000 (fifty-three weeks) and December 26, 1998 (fifty-two weeks).

Estimates and Uncertainties - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized when goods are shipped from production facilities or outside warehouses.

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance
Corporation (FDIC) up to $100,000 each. At times during the year amounts may exceed the FDIC limit.

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at January 1, 2000 is limited.

During the fifty-three and fifty-two week periods ended January 1, 2000 and December 26, 1998, the Company derived approximately 89% and 88%, respectively, of its net sales domestically. The remaining sales in both periods were exports to various other countries. The Company had sales to two individual customers representing 17% and 13% of net sales during 1999 and 16% and 10% of net sales during 1998.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-Term Investments - The Company's investments represent certificates of deposit that have a maturity of less than one year, which the Company has the positive intent and ability to hold to maturity.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method by charges to income at rates based on the estimated useful lives of the assets.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Share and Stock Based Compensation - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options.

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company discloses pro forma net income and earnings per share as if the fair value method had been applied (see Note 4).

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, accounts receivable, accounts payable, accrued expenses, income taxes payable and note payable as of January 1, 2000 and December 26, 1998 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

Reclassifications - Certain reclassifications of the December 26, 1998 financial statements have been made to conform to the January 1, 2000 presentation.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


NOTE 2: INVENTORIES

Inventories consist of the following:

                                                  January 1,        December 26,
                                                    2000               1998
                                                    ----               ----
Finished products                                   $352              $ 352
Raw materials and packaging                          214                231
                                                     ---              -----
                                                    $566              $ 583
                                                    ====              =====




NOTE 3: OTHER ASSETS

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

NOTE 4: STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-qualified stock options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options are generally exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally five years from the date of grant. A total of 2,900,000 shares have been reserved for issuance under the 1993 Plan. At January 1, 2000, 2,383,000 shares were subject to outstanding options and 221,000 additional shares were available for future grant.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The following is a summary of stock option activity from December 27, 1997 to January 1, 2000:

                                                INCENTIVE OPTIONS                    NON-QUALIFIED OPTIONS
                                                -----------------       --------------------------------------------
                                                                        Weighted                           Weighted
                                                                         Average                           Average
                                                                        Exercise                           Exercise
                                                    Shares               Price ($)         Shares          Price ($)
                                                    ------              ----------         ------          ---------
Outstanding at December 27, 1997                   1,118,000              0.765            102,000           0.790
Exercisable at December 27, 1997                          --                --                  --             --
Canceled in 1998                                      (6,000)             0.6875                --             --
                                                   ---------                               -------
Outstanding at December 26, 1998                   1,112,000              0.766            102,000           0.790
Granted in 1999                                    1,186,000              1.116             99,000           1.0625
Exercised in 1999                                    (96,000)             0.716            (20,000)          0.750
                                                   ---------                               -------
Outstanding at January 1, 2000                     2,202,000              0.9560           181,000           0.944
                                                   =========                               =======
Exercisable at January 1, 2000                     1,411,000              0.866            115,000           0.876
                                                   =========                               =======
Exercisable at December 26, 1998                     404,000              0.764             41,000           0.790
                                                   =========                               =======

The fair value of each stock option granted during 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            1999
                                                            ----
Expected life (years)                                       4.0
Expected volatility                                         197%
Expected dividend yield                                     0.0%
Risk-free interest rate                                     5.5%
Weighted average fair value of
   options granted during the year                          $.85

There were no stock options granted during 1998.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


The following table summarizes information about stock options outstanding at January 1, 2000:



                                       Weighted Average         Weighted
       Range of           Number        Remaining Life           Average
   Exercise Prices     Outstanding        (in years)         Exercise Price
   ---------------     -----------        ----------         --------------
    $.6875--1.031       1,098,000             2.3                 $0.77
   $1.0625-$1.1688      1,285,000             4.3                 $1.11


Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:


                                                          2000            1998
                                                          ----            ----
Net income available for common stockholders:
   As reported                                            $850            $560
   Pro forma                                               336             390
Basic earnings per share:
   As reported                                             .14             .09
   Pro forma                                               .05             .06
Diluted earnings per share:
   As reported                                             .12             .08
   Pro forma                                               .05             .06


NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases a warehouse and administrative facility in Cranford, New Jersey under an operating lease which expired on July 1, 1999. The Company is currently in negotiations to extend the lease and management believes that such lease extension, which will not exceed five years, will be consummated. The Company's annual rental under its existing lease is $74. Management does not expect its future rental expense to be materially different after the expected consummation of the aforementioned extension.

Annual net rental expenses aggregated $74 and $74, respectively, for the fifty-three week period ended January 1, 2000 and the fifty-two week period ended December 26, 1998.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Litigation - The Company from time to time may be a party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.


NOTE 6: INCOME TAXES

The components of income tax expense (benefit) for the fifty-three and fifty-two week periods ended January 1, 2000 and December 26, 1998 are as follows:


                                                2000             1998
                                                ----             ----
Current:
           Federal                              $ 80           $  --
           State                                 173              20
                                                 ---              --
                                                 253              20
                                                 ---              --
Deferred:
           Federal                               250             (50)
           State                                  83             (15)
                                                  --             ---
                                                 333             (65)
                                                 ---             ---

Total income tax expense (benefit)              $586            $(45)
                                                ====            ====



Deferred tax assets at January 1, 2000 and December 26, 1998 are as follows:



                                                        2000           1998
                                                        ----           ----
Allowance for doubtful accounts                         $ 24           $ 48
Accruals and reserves                                    159             96
Net operations loss carry forwards and tax credits        --            371
                                                          --            ---
Deferred tax assets                                     $183           $515
                                                        ====           ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

A reconciliation between the expected federal tax expense (benefit) at the statutory tax rate of 34% and the Company's actual tax expense (benefit) for the fifty-three and fifty-two week periods ended January 1, 2000 and December 26, 1998 follows:



                                                 2000              1998
                                                 ----              ----
Income tax expense computed at
federal statutory rate                           $488             $ 175
Permanent and other items                           6                 8
State income taxes, net of federal
  income tax benefit                               92                31
Change in valuation allowance                      --              (259)
                                                   --              -----
      Income tax expense (benefit)               $586             $ (45)
                                                 ====             ======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Our Directors and Executive Officers are:


Name                           Age       Position
----                           ---       --------
David Mintz.................    68       Chairman of the Board of Directors,
                                         Chief Executive Officer
Steven Kass.................    48       Chief Financial Officer, Secretary and
                                           Treasurer
Reuben Rapoport.............    69       Director of Product Development and
                                           Director
Franklyn Snitow.............    53       Director
Bernard Koster..............    65       Director
Jeremy Wiesen...............    57       Director

     David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981.

     Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

     Reuben Rapoport has been the Director of Product Development since January 1984 and a Director since July 1983.

     Franklyn Snitow has been a Director since 1987. He has been a partner in the New York City law firm of Snitow & Cunningham, our general counsel, since 1985.

     Bernard Koster has been a Director since March 1993. Since February 1990, Mr. Koster has acted as an independent business consultant. He has also been counsel to the New Jersey law firm of Litwin and Holsinger since March 1993.

     Jeremy Wiesen has been a Director since May 1999. He has been an Associate Professor of Business Law and Accounting at the Leonard N. Stern School of
Business, New York University since 1972. He was a member of the board of directors of Mego Mortgage Corporation from November 1996 through March 1998 and was previously a director and officer of our company from June 1983 through January 1986.

     All Directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships between any of our Directors and executive officers. All of the executive officers devote their full time to our operations.

     Compliance with Section 16(a) of The Exchange Act. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock and other equity securities of the Company with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

     To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 1999 all persons subject to these reporting requirements filed the required reports on a timely basis.


Item 10. Executive Compensation

         The following table sets forth information concerning the total compensation during the last three fiscal years for our executive officers whose total salary in fiscal 1999 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                              Annual             Long-Term
                                           Compensation        Compensation
                                           ------------        ------------
                                                           Securities Underlying
Name and Principal Position       Year      Salary ($)          Options (#)
---------------------------       ----      ----------          -----------
David Mintz                       1999     $303,000(1)           600,000
Chief Executive Officer           1998      225,000(2)                --
  and Chairman of the Board       1997      180,000(3)           480,000

Steven Kass                       1999      187,000(1)           400,000
Chief Financial Officer           1998      145,000(2)                --
  Secretary and Treasurer         1997      117,500(3)           430,000

---------------
(1) Includes bonuses of $125,000 and $75,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on February 11, 2000.

(2) Includes bonuses of $50,000 and $35,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on April 1, 1999.

(3) Includes bonuses of $30,000 and $20,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on April 1, 1998.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year.

     On October 17, 1994, our Board of Directors adopted a resolution wherein we were authorized to purchase a $1,000,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is our Chairman and Chief Executive Officer. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would have otherwise necessitated a sale of the stock. The sale of such stock might have a negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, we will receive a complete refund of all the premiums paid plus interest at 4%.

     There are currently no employment agreements between us and any of our officers. Neither Mr. Snitow nor Mr. Koster has received any cash remuneration for their service as Director in the last three years, nor has Mr. Wiesen since his election to the Board in May 1999.

STOCK OPTIONS

     The  following  table  provides  information   concerning  the  grants  and
exercising of stock options during our last fiscal year to each of the officers named above in the Summary Compensation Table.

                                                        OPTIONS GRANTED IN LAST FISCAL YEAR
                                 -----------------------------------------------------------------------------------
                                 Number of            Percent of
                                    Shares           Total Options
                                 Underlying           Granted to
                                  Options            Employees in
Name                             Granted (#)          Fiscal Year      Exercise Price ($/SH)         Expiration Date
----                             -----------          -----------      ---------------------         ---------------
David Mintz,                       600,000               47%                 $1.1688                    3/18/04
Chief Executive Officer
  and Chairman of the
  Board

Steven Kass,                       400,000               31%                  1.0625                    3/18/04
  Chief Financial Officer,
  Secretary and Treasurer


     The following table provides information concerning stock options held in 1999 by each of the executive officers named above in the Summary Compensation Table.

                                                         AGGREGATED OPTION EXERCISES IN LAST
                                                     FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                  -----------------------------------------------------------------------------------------------
                                                                             Number of Shares              Value of Unexercised
                                       Shares                             Underlying Unexercised           in the Money Options
                                  Acquired on             Value           Options at FY-End (#)               at FY-End ($)
Name                              Exercise (#)        Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
----                              ------------        ------------      -------------------------       -------------------------
David Mintz,                             --             $    --                680,000 (E)                 $529,000 (E)(1)
Chief Executive Officer                                                        400,000 (U)                  207,000 (U)(1)
  and Chairman of the
  Board

Steven Kass,                           35,000            78,812                 528,000(E)                  461,000 (E)(1)
  Chief Financial Officer,                                                      267,000(U)                  167,000 (U)(1)
  Secretary and Treasurer

-----------------------
(E)  Exercisable options
(U)  Unexercisable options
(1)  Calculated by subtracting option exercise price from year-end market price.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 24, 2000, certain information regarding the ownership of our Common Stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, for each executive officer named in the Summary Compensation Table, for each of our Directors and for our executive officers and directors as a group:


                                            Amount of
Name                                  Beneficial Ownership     Percent of Class
----                                  --------------------     ----------------
David Mintz........................        3,659,240 (1)            46.8%
Steven Kass........................          528,000 (2)             6.7%
Reuben Rapoport....................          145,000 (3)             1.9%
Jeremy Wiesen......................           88,500 (4)             1.1%
Franklyn Snitow....................           78,000 (5)             1.0%
Bernard Koster.....................           33,000 (6)              *
All Executive Officers and
 Directors as a group (6 persons)..         4,531,740(7)            57.9%
________________

     The address of Messrs. Mintz, Kass and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Koster is 7 Old Smith Road, Tenafly, New Jersey 07670. The address of Mr. Wiesen is 254 East 68th Street, Apt. 30F, New York, New York 10021. Each person listed above has sole voting and/or investment power of the shares attributed to him.

*    Less than 1%.

(1) Includes 680,000 shares issuable upon the exercise of currently exercisable stock options.

(2)  Issuable upon the exercise of currently 528,000 exercisable stock options.

(3) Includes 125,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.

(5) Includes 58,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 30,000 shares issuable upon the exercise of currently exercisable stock options.

(7)  Includes   1,441,000   shares  issuable  upon  the  exercise  of  currently
     exercisable stock options.


Item 12. Certain Relationships and Related Transactions

     None


Item 13.  Exhibits and Reports on Form 8-K

(a)       Exhibits

3.1*      Certificate of Incorporation.

3.1.1**   March 1986 Amendment to Certificate of Incorporation.

3.2*      By-laws of Registrant.

4.1***    Copy of the Registrant's Amended 1993 Stock Option Plan.

23.1      Consent of WISS & COMPANY, LLP.

23.2      Consent of KPMG LLP.

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

*** Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.


(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2000.

                                            TOFUTTI BRANDS INC.
                                              (Registrant)

                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 31, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial Officer

/s/Bernard Koster
-----------------
Bernard Koster
Director

/s/Reuben Rapoport
------------------
Reuben Rapoport
Director

/s/Franklyn Snitow
------------------
Franklyn Snitow
Director

/s/Jeremy Wiesen
----------------
Jeremy Wiesen
Director

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

23.1         Consent of WISS & COMPANY, LLP.

23.2         Consent of KPMG LLP.

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

*** Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.