Form 10QSB
period 2000-04-01
TOFUTTI BRANDS INC
filed 2000-05-16
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
---  of 1934 for the quarterly period ended April 1, 2000


     Transition report under Section 13 or 15(d) of the Exchange Act for the --- transition period from ___ to ___

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


                  50 Jackson Drive, Cranford, New Jersey 07016
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 272-2400
                      -------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              ____________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 12, 2000 the Issuer had 6,354,567 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                  Yes___ No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                           Page
                                                                           ----

Part I - Financial Information:

     Item 1. Condensed Balance Sheets - April 1, 2000
               (Unaudited) and January 1, 2000 (Audited)                     3

             Condensed Statements of Income -
               (Unaudited) - Thirteen Week Period
               ended April 1, 2000 and Fourteen Week Period ended
               April 3, 1999                                                 4

             Condensed Statements of Cash Flows -
               (Unaudited) - Thirteen Week Period ended
               April 1, 2000 and Fourteen Week Period
               ended April 3, 1999                                           5

             Notes to Condensed Financial Statements -
               (Unaudited)                                                 6-8

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 9-11


Part II - Other Information:

     Item 4. Submission of Matters to a Vote
               of Shareholders                                             12

     Item 6. Exhibits and Reports on Form 8-K                              12

             Signatures                                                    13

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                                       April 1,            January 1,
                                                                         2000                2000
                                                                      (Unaudited)          (Audited)
                                                                      -----------          ---------
Assets
Current assets:
  Cash and cash equivalents                                             $1,752               $1,693
  Accounts receivable (net of allowance
    for doubtful accounts of $221 and $200, respectively)                1,423                  831
  Short-term investments                                                   258                  253
  Inventories                                                              687                  566
  Prepaid expenses                                                           2                    8
  Deferred income taxes                                                    177                  180
                                                                         -----                -----
              Total current assets                                       4,299                3,531
                                                                         -----                -----

Other assets:
  Deferred income taxes                                                      1                    3
  Other assets                                                             140                  141
                                                                           ---                  ---
                                                                           141                  144
                                                                           ---                  ---

              Total assets                                              $4,440               $3,675
                                                                        ======               ======

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable                                                          $   22               $   22
  Accounts payable and accrued expenses                                    714                  129
  Accrued compensation                                                      --                  200
  Income taxes payable                                                     228                  122
                                                                           ---                -----
              Total current liabilities                                    964                  473

Note payable, less current maturities                                        2                    8
                                                                            --                   --

Stockholders' equity:
  Preferred stock                                                           --                   --
  Common stock                                                              64                   63
  Additional paid-in capital                                             3,763                3,714
  Accumulated deficit                                                     (353)                (583)
                                                                          ----                -----
              Total stockholders' equity                                 3,474                3,194
                                                                         -----                -----

              Total liabilities and stockholders' equity                $4,440               $3,675
                                                                        ======               ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                               Thirteen             Fourteen
                                                 weeks                weeks
                                                 ended                ended
                                             April 1, 2000        April 3, 1999
                                             -------------        -------------

Net sales                                        $3,025               $2,663
Cost of sales                                     1,929                1,658
                                                  -----                -----
     Gross profit                                 1,096                1,005
                                                  -----                -----

Operating expenses:
  Selling                                           315                  295
  Marketing and sales promotion                      44                   37
  Research and development                           99                   76
  General and administrative                        266                  211
                                                    ---                  ---
                                                    724                  619
                                                    ---                  ---

Operating income                                    372                  386

Interest income (expense)                            15                   (2)
                                                     --                  ---
Income before income taxes                          387                  384

Income taxes                                        157                  155
                                                    ---                  ---

Net income                                         $230                 $229
                                                   ====                 ====

Weighted average number of shares
  outstanding:
     Basic                                        6,300                 6,184
                                                  =====                 =====
     Diluted                                      7,803                 6,430
                                                  =====                 =====

Net income per share:
     Basic                                         $.04                  $.04
                                                   ====                  ====
     Diluted                                       $.03                  $.04
                                                   ====                  ====






            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                   Thirteen         Fourteen
                                                     weeks            weeks
                                                     ended            ended
                                                 April 1, 2000     April 3, 1999
                                                 -------------     -------------

Cash flows from operating
  activities, net                                    $   15            $436

Cash flows from investing activities                     --              --

Cash flows from financing activities, net                44              --
                                                         --            ----
     Net change in cash                                  59             436

Cash and equivalents at beginning of period           1,693             407
                                                      -----             ---

Cash and equivalents at end of period                $1,752            $843
                                                     ======            ====

Supplemental  disclosures of cash flow
  information:
Cash paid during the period for:
          Interest                                   $    2             $  2
                                                     ======             ====
          Taxes                                      $   44             $ --
                                                     ======             ====













            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (000's omitted)


Note 1:  Description of Business

     Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.


Note 2:  Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week year which ended on January 1, 2000. The Company included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.


Note 3:  Inventories

     The composition of inventories is as follows:

                                               April 1,        January 1,
                                                 2000             2000
                                                 ----             ----
         Raw materials and packaging
           supplies                              $216            $352
         Finished goods                           471             214
                                                  ---             ---
                                                 $687            $566
                                                 ====            ====

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


Note 4:  Income Taxes

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

     In previous years, our tax year ended on July 31st. Due to the timing difference between the end of the fiscal and tax year, we had to make estimates as to our state and federal tax liabilities in our quarterly and year end reports. On March 7, 2000, the IRS approved a change of our tax year to December 31. We filed a short year tax return for the period August 1, 1999 to January 1, 2000 on March 12, 2000, which resulted in a federal tax due of $12,000 and a New Jersey state tax due of $56,000.


Note 5:  Market Risk

     We invest our excess cash in bank certificates of deposit, high rated money market funds and repurchase agreements. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100,000 per account.


Note 6:  Earnings Per Share

     Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to stock options.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


     The following table sets forth the computation of basic and diluted earnings per share:



                                                Thirteen Weeks    Fourteen Weeks
                                                     Ended             Ended
                                                 April 1, 2000     April 3, 1999
                                                 -------------     -------------
Numerator
  Net income-basic............................        $230             $229
                                                      ====             ====
  Net income-diluted..........................        $230             $229
                                                      ====             ====
Denominator
  Denominator for basic earnings per share
     Weighted average shares .................       6,300            6,184
                                                     -----            -----
  Effect of dilutive securities
      Stock options...........................       1,503             246
                                                     -----            ----
  Denominator for diluted earnings per share..       7,803           6,430
                                                     -----           -----

  Earnings per share
    Basic.....................................       $0.04           $0.04
                                                     =====           =====
    Diluted...................................       $0.03           $0.04
                                                     =====           =====

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

The discussion and analysis which follows in this Quarterly Report and in other reports and documents and in oral statements made on our behalf by our management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on our behalf should be considered in light of these factors.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 ("Additional Information Regarding Forward-Looking Statements") filed with our Annual Report on Form 10-KSB for the fiscal year ended January 1, 2000 and incorporated by reference to this Quarterly Report. We will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to our Secretary c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.


Results of Operations

Thirteen Weeks Ended April 1, 2000 Compared with Fourteen Weeks Ended April 3, 1999
--------------------------------------------------------------------------------

Our fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week period which ended on January 1, 2000. The extra week in the 1999 fiscal year was included in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Net sales for the thirteen weeks ended April 1, 2000 were $3,025,000 an increase of $362,000 or 14% from the sales level realized for the fourteen weeks ended April 3, 1999. In the thirteen weeks ended April 1, 2000, sales of hard pack Tofutti increased by $271,000, while food products sales increased by $91,000. As a result of the increase in sales, our gross profit in the current period increased slightly by $91,000. Our gross profit percentage decreased slightly from 38% in the 1999 period to 36% for the current period. This reduction in gross profit percentage was caused by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect the cost of packaging to remain at their current high levels for the foreseeable future.

We anticipate a continuing increase in sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, beginning in the first quarter of 2000, we have made a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require that we spend additional funds for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations.

Selling expenses increased 7% to $315,000 for the current fiscal quarter compared with $295,000 for the comparable period in 1999. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2000. Freight expenses were particularly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing and sales promotion increased 19% to $44,000 in 2000 compared to $37,000 in 1999 due primarily to an increase in spending for artwork and plates for new product package design.

Research and development costs, which consist principally of salary expenses, increased to $99,000 for the thirteen weeks ended April 1, 2000 compared to $76,000 for the comparable period in 1999. This increase was mainly attributable to increased costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $266,000 for the current quarter compared with $211,000 for the comparable period in 1999 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Income Taxes

In previous years, our tax year ended on July 31st. Due to the timing difference between the end of the fiscal and tax year, we had to make estimates as to our state and federal tax liabilities in our quarterly and year end reports. On March 7, 2000, the IRS approved a change of our tax year to December 31. We filed a short year tax return for the period August 1, 1999 to January 1, 2000 on March 12, 2000, which resulted in a federal tax due of $12,000 and a New Jersey state tax due of $56,000.

Liquidity and Capital Resources

At April 1, 2000, our working capital was $3,335,000, an increase of $277,000 from January 1, 2000. At the end of the thirteen week period, accounts receivable increased by $592,000 from January 1, 2000 due to the higher sales level in the first quarter of 2000 as compared to the first quarter of 1999. Inventories increased by $121,000, reflecting the additional inventory required to support the Company's higher level of sales and new products. Current deferred income taxes decreased $3,000 due to the utilization of assets in the current period. At April 1, 2000, accounts payable and accrued liability increased by $585,000 to $714,000 reflecting the higher level of expenditures associated with the sales and inventory increase during the first quarter of 2000. Income taxes payable increased $106,000, which was reflected by the current provision of $152,000 less payments of $46,000.

We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations in 2000 from our current resources.

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

3.1*      Certificate of Incorporation, as amended through February 1986.

3.1.1**   March 1986 Amendment to Certificate of Incorporation

3.2*      By-laws

4.1***    Copy of the Registrant's Amended 1993 Stock Option Plan

27        Financial Data Schedule

99****    Additional Information Regarding Forward-Looking Statements

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

**** Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended January 1, 2000 and hereby incorporated by reference thereto.


(b)      Reports on Form 8-K:

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

Date: May 16, 2000

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

3.1*        Certificate of Incorporation, as amended through February 1986.

3.1.1**     March 1986 Amendment to Certificate of Incorporation.

3.2*        By-laws of the Registrant.

4.1***      Copy of the Registrant's Amended 1993 Stock Option Plan.

27          Financial Data Schedule

99****      Additional Information Regarding Forward-Looking Statements

__________

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

**** Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended January 1, 2000 and hereby incorporated by reference thereto.