Form 10QSB
period 2000-07-01
TOFUTTI BRANDS INC
filed 2000-08-10
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended July 1, 2000

         Transition report under Section 13 or 15(d) of the Exchange Act for the
---       transition period from    to

Commission file number:  1-9009


                               Tofutti Brands Inc.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                  13-3094658
   ---------------------------                     -------------------
   (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)


                  50 Jackson Drive, Cranford, New Jersey 07016
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 272-2400
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes  X  No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 7, 2000 the Issuer had 6,354,567 shares of Common Stock, par value $.01, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes     No  X
                                     ---    --

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                         Page
                                                                         ----

Part I - Financial Information:

     Item 1.  Condensed Balance Sheets - July 1, 2000
                (Unaudited) and January 1, 2000 (Audited)                  3

              Condensed Statements of Income -
                (Unaudited) - Thirteen and Twenty-six
                week periods ended July 1, 2000 and
                Thirteen and Twenty-seven week periods ended
                July 3, 1999                                                4

              Condensed  Statements of Cash Flows -
                (Unaudited) - Twenty-six week period
                ended July 1, 2000 and
                Twenty-seven week period ended
                July 3, 1999                                               5

              Notes to Condensed Financial Statements -
                (Unaudited)                                               6-8

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               9-12


Part II - Other Information:

     Item 4.  Submission of Matters to a Vote  of Shareholders            13

     Item 6.  Exhibits and Reports on Form 8-K                            14

              Signatures                                                  15

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                                       July 1,                January 1,
                                                                        2000                     2000
                                                                      --------                  --------
                                                                     (Unaudited)                (Audited)
Assets

Current assets:
   Cash and cash equivalents                                            $1,547                   $1,693
   Accounts receivable (net of allowance for doubtful
      accounts of $241 and $200, respectively)                           1,556                      831
    Short-term investments                                                 259                      253
    Inventories                                                            957                      566
    Prepaid expenses                                                         2                        8
    Deferred income taxes                                                  311                      180
                                                                           ---                    -----
         Total current assets                                            4,632                    3,531
                                                                         -----                    -----

Other Assets:
   Deferred income taxes                                                    --                        3
   Other assets                                                            141                      141
                                                                           ---                    -----
                                                                           141                      144
                                                                           ---                    -----

         Total assets                                                   $4,773                   $3,675
                                                                         =====                    =====

Liabilities and Stockholders' Equity

Current liabilities:
   Note payable                                                         $   19                       22
   Accounts payable and accrued expenses                                   459                      129
   Accrued compensation                                                     --                      200
   Income taxes payable                                                    489                      122
                                                                           ---                    -----
         Total current liabilities                                         967                      473

Note payable, less current maturities                                       --                        8
                                                                         -----                    -----

Stockholders' equity:
   Preferred stock                                                          --                       --
   Common stock                                                             64                       63
   Additional paid-in capital                                            3,763                    3,714
   Accumulated deficit                                                     (21)                    (583)
                                                                          ----                     ----

         Total stockholders' equity                                      3,806                    3,194
                                                                         -----                    -----

         Total liabilities and stockholders' equity                     $4,773                   $3,675
                                                                         =====                    =====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                                   Thirteen             Thirteen             Twenty-six            Twenty-seven
                                                  weeks ended          weeks ended           weeks ended            weeks ended
                                                 July 1, 2000         July 3, 1999           July 1, 2000          July 3, 1999
                                                 ------------         ------------           ------------          ------------

Net sales                                           $3,847               $3,412                 $6,872                $6,074
Cost of sales                                        2,363                2,259                  4,292                 3,917
                                                     -----                -----                  -----                 -----
     Gross profit                                    1,484                1,153                  2,580                 2,157
                                                     -----                -----                  -----                 -----

Operating expenses:
  Selling                                              468                  368                    783                   662
  Marketing                                             90                   67                    134                   105
  Research and development                             107                   94                    206                   169
  General and administrative                           292                  272                    558                   484
                                                       ---                  ---                    ---                 -----
                                                       957                  801                  1,681                 1,420
                                                       ---                  ---                  -----                 -----

Operating income                                       527                  352                    899                   737

Interest income (expense)                               16                   (1)                    31                    (2)
                                                        --                  ---                    ---                   ---
Income before income taxes                             543                  351                    930                   735

Income taxes                                           211                  139                    368                   294
                                                       ---                  ---                    ---                   ---

Net income                                            $332                 $212                   $562                  $441
                                                       ===                  ===                    ===                   ===

Weighted average common
 shares outstanding:
     Basic                                           6,341                6,211                  6,323                 6,199
                                                     =====                =====                  =====                 =====
     Diluted                                         7,833                7,392                  7,751                 7,056
                                                     =====                =====                  =====                 =====

Net income per share:
     Basic                                           $0.05                $0.03                  $0.09                 $0.07
                                                     =====                =====                  =====                 =====
     Diluted                                         $0.04                $0.03                  $0.07                 $0.06
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

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                             Twenty-six        Twenty-seven
                                                weeks               weeks
                                                ended               ended
                                             July 1, 2000       July 3,1999
                                             ------------       -----------

Cash flows from operating
  activities, net                              $ (185)             $518

Cash flows from financing activities               39                70
                                                 ----               ---
  Net change in cash and
    cash equivalents                             (146)              588

Cash and cash equivalents,
  at beginning of period                        1,693               407
                                                -----               ---

Cash and cash equivalents,
  at end of period                             $1,547              $995
                                               ======              ====

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
          Interest                             $    2             $  3
                                               ======             ====
          Income taxes                         $  129             $ --
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

Note 2:   Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the fifty-three weeks ended January 1, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the twenty-six week period ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal year is generally the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week year which ended on January 1, 2000. The Company included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Note 3:   Inventories

          The composition of inventories is as follows:

                                                      July 1,        January 1,
                                                       2000             2000
                                                       ----             ----
           Raw materials and packaging
             supplies                                  $373              352
           Finished goods                               584              214
                                                        ---             ----
                                                       $957              566
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

          In previous years, our tax year ended on July 31st. Due to the timing difference between the end of the fiscal and tax year, we were required to make estimates as to our state and federal tax liabilities in our quarterly and year end reports. On March 7, 2000, the IRS approved a change of our tax year to December 31. We filed a short year tax return for the period August 1, 1999 to January 1, 2000 on March 12, 2000, which resulted in a federal tax of $12 and a New Jersey state tax of $56.


Note 5:   Market Risk

          We invest our excess cash in bank certificates of deposit, high rated money market funds and repurchase agreements. The bank certificates of deposit are usually for a term of not more than six months nor more than $100 per account.


Note 6:   Earnings Per Share

          Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing the weighted average number of common shares outstanding, including the dilutive effects of stock options.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Thirteen             Thirteen            Twenty-six            Twenty-seven
                                                           Weeks                Weeks               Weeks                  Weeks
                                                          Ended                 Ended               Ended                  Ended
                                                       July 1, 2000         July 3, 1999         July 1, 2000           July 3, 1999
                                                       ------------         ------------         ------------           ------------
Numerator
  Net income-basic.................................       $ 332                 $ 212                $ 562                 $ 441
                                                          =====                 =====                =====                 =====

  Net income-diluted...............................       $ 332                 $ 212                $ 562                 $ 441
                                                          =====                 =====                =====                 =====

Denominator
  Denominator for basic earnings per share
  Weighted average shares .........................       6,341                 6,211                6,323                 6,199
                                                          -----                 -----                -----                 -----

  Effect of dilutive securities
      Stock options................................       1,492                 1,181                1,428                   857
                                                          -----                 -----                -----                   ---

  Denominator for diluted earnings per share.......       7,833                 7,392                7,751                 7,056
                                                          -----                 -----                -----                 -----

  Earnings per share
    Basic..........................................       $0.05                 $0.03                $0.09                 $0.07
                                                          =====                 =====                =====                 =====
    Diluted........................................       $0.04                 $0.03                $0.07                 $0.06
                                                          =====                 =====                =====                 =====



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

The discussion and analysis which follows in this Quarterly Report and in other reports and documents and oral statements made on our behalf by our management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on our behalf should be considered in light of these factors.

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

Results of Operations

Thirteen  Weeks Ended July 1, 2000 Compared  with  Thirteen  Weeks Ended July 3,
1999
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended July 1, 2000 were $3,847,000, an increase of $435,000, or 13%, from the sales level realized for the thirteen weeks ended July 3, 1999. In the 2000 period, sales of hard pack Tofutti increased by $207,000 while food product sales increased by $228,000.

As a result of the increase in sales, our gross profit for the current quarter increased by $331,000 and our gross profit percentage increased to 39% compared to 34% for the same period last year. Our gross profit percentage was negatively impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect the cost of packaging to remain at its current high level for the foreseeable future.

We anticipate a continuing increase in sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, beginning in the first quarter of 2000, and continuing during the second quarter, we made a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require us to spend additional funds for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred.

Selling expenses increased 27% to $468,000 for the current fiscal quarter compared with $368,000 for the comparable period in 1999. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2000. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing increased 34% to $90,000 in 2000 compared to $67,000 in 1999 due primarily to an increase in spending for artwork and plates for new product package design.

Research and development costs, which consist principally of salary expenses, increased to $107,000 for the thirteen weeks ended July 1, 2000 compared to $94,000 for the comparable period in 1999. This increase was mainly attributable to increased costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $292,000 for the current quarter compared with $272,000 for the comparable period in 1999 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Income tax expense increased by $72,000 to $211,000 for the period due to the increase in income for the period.

Twenty-Six Weeks Ended July 1, 2000 Compared with Twenty-Seven Weeks Ended July 3, 1999
--------------------------------------------------------------------------------

Our fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week year which ended on January 1, 2000. We included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Net sales for the twenty-six weeks ended July 1, 2000 were $6,872,000, an increase of $798,000, or 13%, from the sales level realized for the twenty-seven weeks ended July 3, 1999. In the 2000 period, sales of hard pack Tofutti increased by $478,000 while food product sales increased by $320,000. As a result of the increase in sales, our gross profit for the current period increased by $423,000 and our gross profit percentage increased to 38% compared to 36% for the same period last year. Due to the increased expenses associated with the introduction of new products, we did not achieve our historical gross margins during this period and expect that our gross margins during the remainder of 2000 will continue to be affected by these introductory expenses. Additionally, our gross profit percentage was negatively impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect the cost of packaging to remain at its current high level for the foreseeable future.

Selling expenses increased 18% to $783,000 for the twenty-six weeks ended July 1, 2000 compared to $662,000 for the twenty-seven weeks ended July 3, 1999. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2000. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing increased 28% to $134,000 in 2000 compared to $105,000 in 1999 due primarily to an increase in spending for artwork and plates for new product package design.

Research and development costs, which consist principally of salary expenses, increased to $206,000 for the twenty-six weeks ended July 1, 2000 compared to $169,000 for the comparable period in 1999. This increase was mainly attributable to increased costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $558,000 for the current period compared with $484,000 for the comparable period in 1999 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Income tax expense increased by $74,000 to $368,000 for the period due to the increase in income for the period.


Liquidity and Capital Resources

At July 1, 2000, our working capital was $3,665,000, an increase of $607,000 from January 1, 2000. At the end of the twenty-six week period, accounts receivable increased by $725,000 from January 1, 2000 due to the higher sales level in the first six months of 2000. Inventories increased by $391,000, reflecting the additional inventory required to support the Company's higher level of sales and new products. Current deferred income taxes increased $131,000 due to the increase in tax assets not deductible in the current period. At July 1, 2000, accounts payable and accrued liabilities increased by $330,000 to $459,000, reflecting the higher level of expenditures associated with the sales and inventory increase during the first six months of 2000. Income taxes payable increased by $367,000, which is reflected in the current provision of $496,000, less payments of $129,000.

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.   Submission of Matters to a Vote of Shareholders

          During the thirteen week period ended July 1, 2000, we held our Annual Meeting of Shareholders.

          At the meeting,  held on June 6, 2000, our shareholders  voted for:

          1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2001 Annual Meeting of Shareholders.


                          For             Against      Abstained       Unvoted
                          ---             -------      ---------       -------
   David Mintz            5,954,012        29,684          -              -
   Aron Forem             5,954,112        29,584          -              -
   Reuben Rapoport        5,954,012        29,684          -              -
   Franklyn Snitow        5,953,912        29,784          -              -
   Jeremy Wiesen          5,953,912        29,784          -              -


          2. The ratification of the appointment of Wiss & Company LLP to examine the Company's accounts for 2000.


                    For               Against          Abstained       Unvoted
                    ---               -------          ---------       -------
                    5,942,099          5,878             35,719           -

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1*         Certificate of Incorporation, as amended through February 1986.

3.1.1**      March 1986 Amendment to Certificate of Incorporation.

3.2*         By-laws.

4.1***       Copy of the Registrant's Amended 1993 Stock Option Plan.

27           Financial Data Schedule (filed via EDGAR only).

99****       Additional Information Regarding Forward-Looking Statements.

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

Date: August 10, 2000

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

99****     Additional Information Regarding Forward-Looking Statements.

_______________

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