Form 10QSB
period 2000-09-30
TOFUTTI BRANDS INC
filed 2000-11-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended September 30, 2000

         Transition report under Section 13 or 15(d) of the Exchange Act for the
---      transition period from ____ to _____

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


                  50 Jackson Drive, Cranford, New Jersey 07016
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 272-2400
  -----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 13, 2000 the Issuer had 6,354,567 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                               Yes     No  X
                                   ---    ---

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                        Page

Part I - Financial Information:

Item 1.  Condensed Balance Sheets - September 30, 2000
            (Unaudited) and January 1, 2000 (Audited)                     3

         Condensed Statements of Income -
            (Unaudited) - Thirteen and Thirty-nine
            week periods ended September 30, 2000 and
            Thirteen and Forty week periods ended October 2, 1999         4

         Condensed Statements of Cash Flows -
            (Unaudited) - Thirty-nine week period
            ended  September 30, 2000 and
            Forty week period ended October 2, 1999                       5

         Notes to Condensed Financial Statements -
            (Unaudited)                                                 6-8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 9-12


Part II - Other Information:

Item 4.  Submission of Matters to a Vote  of Shareholders                13

Item 6.  Exhibits and Reports on Form 8-K                                13

         Signatures                                                      14

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                                   September 30,                January 1,
                                                                       2000                       2000
                                                                    -----------                ---------
                                                                    (Unaudited)                (Audited)
Assets

Current assets:
    Cash and cash equivalents                                           $2,004                   $1,693
    Accounts receivable (net of allowance for doubtful
      accounts of $253 and $200, respectively)                           1,464                      831
    Short-term investments                                                 265                      253
    Inventories                                                            928                      566
    Prepaid expenses                                                         6                        8
    Deferred income taxes                                                  272                      180
                                                                         -----                    -----
             Total current assets                                        4,939                    3,531
                                                                         -----                    -----

Other Assets:
    Deferred income taxes                                               $   --                   $    3
    Other assets                                                           140                      141
                                                                         -----                    -----
                                                                           140                      144
                                                                         -----                    -----

             Total assets                                               $5,079                   $3,675
                                                                         =====                    =====

Liabilities and Stockholders' Equity

Current liabilities:
    Note payable                                                        $   13                   $   22
    Accounts payable and accrued expenses                                  547                      129
    Accrued compensation                                                    --                      200
    Income taxes payable                                                   429                      122
                                                                         -----                    -----
    Total current liabilities                                              989                      473

Note payable, less current maturities                                       --                        8
                                                                         -----                    -----

Stockholders' equity:
    Preferred stock                                                         --                       --
    Common stock                                                            64                       63
    Additional paid-in capital                                           3,763                    3,714
    Accumulated profit (deficit)                                           313                     (583)
    Less: Treasury stock, 23,600 shares                                    (50)                      --
                                                                         -----                    -----

          Total stockholders' equity                                     4,090                    3,194
                                                                         -----                    -----

          Total liabilities and stockholders' equity                    $5,079                   $3,675
                                                                         =====                    =====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                          Thirteen weeks           Thirteen             Thirty-nine               Forty
                                              ended               weeks ended           weeks ended            weeks ended
                                          Sept. 30, 2000         Oct. 2, 1999          Sept. 30, 2000         Oct. 2, 1999
                                          --------------         ------------         ---------------        -------------
Net sales                                     $3,603               $3,252                 $10,474                $9,326
Cost of sales                                  2,226                2,029                   6,517                 5,945
                                               -----                -----                   -----                 -----
   Gross profit                                1,377                1,223                   3,957                 3,381
                                               -----                -----                   -----                 -----

Operating expenses:
  Selling                                        446                  358                   1,228                 1,020
  Marketing                                       60                   42                     193                   146
  Research and development                        92                   99                     299                   269
  General and administrative                     232                  215                     791                   699
                                                 ---                 ----                     ---                ------
                                                 830                  714                   2,511                 2,134
                                                 ---                  ---                   -----                 -----

Operating income                                 547                  509                   1,446                 1,247

Interest income (expense)                         26                    4                      57                    --
                                                 ---                 ----                 -------                 -----
Income before income taxes                       573                  513                   1,503                 1,247

Income taxes                                     239                  203                     607                   497
                                                 ---                 ----                     ---                  ----

Net income                                      $334                 $310                    $896                  $750
                                                ====                 ====                    ====                  ====

Weighted average common
  shares outstanding:
     Basic                                     6,355                6,296                   6,333                 6,228
                                               =====                =====                   =====                 =====
     Diluted                                   7,596                7,738                   7,703                 7,378
                                               =====                =====                   =====                 =====

Net income per share:
     Basic                                     $0.05                $0.05                   $0.14                 $0.12
                                               =====                =====                   =====                 =====
     Diluted                                   $0.04                $0.04                   $0.12                 $0.10
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

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                Thirty-nine            Forty
                                                   weeks               weeks
                                                   ended               ended
                                                Sept. 30, 2000      Oct. 2, 1999
                                                --------------      ------------

Cash flows from operating
  activities, net                                  $  328             $  996

Cash flows from financing activities                  (17)                 5
                                                      ---                ---

     Net change in cash and
       cash equivalents                               311              1,001

Cash and cash equivalents,
  at beginning of period                            1,693                407
                                                    -----               ----

Cash and cash equivalents,
  at end of period                                 $2,004             $1,408
                                                   ======             ======

Supplemental  disclosures of cash flow
  information:
  Cash paid during the period for:
       Interest                                      $  2               $  4
                                                     ====               ====
       Income taxes                                  $389               $ --
                                                     ====               ====
















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

Note 2:   Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the fifty-three weeks ended January 1, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal year is generally the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week year which ended on January 1, 2000. The Company included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Note 3:   Inventories

          The composition of inventories is as follows:

                                                     September 30,    January 1,
                                                          2000           2000
                                                     ---------------  ----------
           Raw materials and packaging
             supplies                                     $385           $352
           Finished goods                                  543            214
                                                           ---           ----
                                                          $928           $566
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


Note 7:  Treasury Stock

          On September 19, 2000, the Board of Directors authorized a stock buy back of up to 250,000 of the Company's shares of common stock from time to time in open market transactions, subject to general market conditions and the price of its common stock. At September 30, 2000, the Company had bought back 23,600 shares at cost and held them in treasury.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen              Thirteen             Thirty-nine               Forty
                                                       Weeks                 Weeks                 Weeks                   Weeks
                                                      Ended                  Ended                 Ended                  Ended
                                                  Sept. 30, 2000         Oct. 2, 1999          Sept. 30, 2000          Oct. 2, 1999
                                                  --------------         ------------          --------------          ------------
Numerator
  Net income-basic.............................         $334                  $310                   $896                  $750
                                                        ====                  ====                   ====                  ====

  Net income-diluted...........................         $334                  $310                   $896                  $750
                                                        ====                  ====                   ====                  ====

Denominator
  Denominator for basic earnings per share
  Weighted average shares .....................        6,355                 6,296                  6,333                 6,228
                                                       -----                 -----                  -----                 -----

  Effect of dilutive securities
      Stock options............................        1,241                 1,442                  1,370                 1,150
                                                       -----                 -----                  -----                 -----

  Denominator for diluted earnings per
      share....................................        7,596                 7,738                  7,703                 7,378
                                                       -----                 -----                  -----                 -----

  Earnings per share
    Basic......................................        $0.05                 $0.05                  $0.14                 $0.12
                                                       =====                 =====                  =====                 =====
    Diluted....................................        $0.04                 $0.04                  $0.12                 $0.10
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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 ("Additional Information Regarding Forward-Looking Statements") filed with our Annual Report on Form 10-KSB for the fiscal year ended January 1, 2000 and incorporated by reference in this quarterly report. We will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to the Company's Secretary at Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen Weeks Ended September 30, 2000 Compared with
Thirteen Weeks Ended October 2, 1999
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended September 30, 2000 were $3,603,000, an increase of $351,000, or 11%, from the sales level realized for the thirteen weeks ended October 2, 1999. In the 2000 period, sales of hard pack Tofutti increased by $90,000 while food product sales increased by $261,000. As a result of the increase in sales, our gross profit for the current quarter increased by $154,000 and our gross profit percentage was the for the same as the period last year. Our gross profit percentage was negatively impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect the cost of packaging to remain at its current high level for the foreseeable future.

We anticipate a continuation in the trend of increased sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. During this fiscal year we have made a major commitment to obtain additional shelf space for our products in large chain supermarkets. This has caused us to spend additional funds for additional introductory allowances for the placement of these products. These continuing costs will have a negative impact on our gross profit percentage as we expense these costs as incurred.

Selling expenses increased 25% to $446,000 for the current fiscal quarter compared with $358,000 for the comparable period in 1999. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2000. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing expenses increased 43% to $60,000 in 2000 compared to $42,000 in 1999 due primarily to an increase in spending for artwork and plates for new product package design.

Research and development costs, which consist principally of salary expenses, decreased slightly to $92,000 for the thirteen weeks ended September 30, 2000 compared to $99,000 for the comparable period in 1999.

General and administrative expenses increased to $232,000 for the current quarter compared with $215,000 for the comparable period in 1999 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Income tax expense increased by $36,000 to $239,000 for the period due to the increased income for the period.

Thirty-nine Weeks Ended September 30, 2000 Compared with
Forty Weeks Ended October 2, 1999
--------------------------------------------------------------------------------


Our fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week year which ended on January 1, 2000. We included the extra week in the 1999 fiscal year in the first quarter, resulting in a fourteen week quarter, which ended on April 3, 1999.

Net sales for the thirty-nine weeks ended September 30, 2000 were $10,474,000, an increase of $1,148,000, or 12%, from the sales level realized for the forty weeks ended October 2, 1999. In the

2000 period, sales of hard pack Tofutti increased by $568,000 while food product sales increased by $580,000. As a result of the increase in sales, our gross profit for the current period increased by $576,000 and our gross profit percentage increased to 38% compared to 36% for the same period last year. Due to the increased expenses associated with the introduction of new products, we did not achieve our historical gross margins during this period and expect that our gross margins during the remainder of 2000 will continue to be affected by these introductory expenses. Additionally, our gross profit percentage was negatively impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold.

Selling expenses increased 20% to $1,228,000 for the thirty-nine weeks ended September 30, 2000 compared to $1,020,000 for the forty weeks ended October 2, 1999. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2000. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing expenses increased 32% to $193,000 in 2000 compared to $146,000 in 1999 due primarily to an increase in spending for artwork and plates for new product package design.

Research and development costs, which consist principally of salary expenses, increased to $299,000 for the thirty-nine weeks ended September 30, 2000 compared to $269,000 for the comparable period in 1999. This increase was mainly attributable to increased costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $791,000 for the current period compared with $699,000 for the comparable period in 1999 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Income tax expense increased by $110,000 to $607,000 for the period due to the increase in income for the period.


Liquidity and Capital Resources

At September 30, 2000, our working capital was $3,950,000, an increase of $892,000 from January 1, 2000. At the end of the thirty-nine week period, accounts receivable increased by $633,000 from January 1, 2000 due to the higher sales level in the first nine months of 2000. Inventories increased by $362,000, reflecting the additional inventory required to support the Company's higher level of sales and new products. Current deferred income taxes increased $92,000 due to the increase in tax assets not deductible in the current period. At September 30, 2000, accounts payable and accrued liabilities increased by $418,000 to $547,000, reflecting the higher level of expenditures associated with the sales and inventory increase during the first nine months of 2000. Income taxes payable increased by $307,000, which is reflected in the current provision of $695,000, less payments of $266,000.

We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations for the next twelve months from our current resources.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is not subject to substantial seasonal variations.

Stock Buy-Back

On September 19, 2000, we announced that we would buy back up to 250,000 shares of our common stock from time to time in open market transactions, subject to general market conditions and the price of our common stock. As of September 30, 2000, we had purchased 23,600 shares of our stock at cost, which are held in Treasury. As of November 13, 2000, the number of shares that we have purchased was 93,200.

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

_____________

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

                                              TOFUTTI BRANDS INC.
                                                 (Registrant)



                                              /s/ David Mintz
                                              ---------------------------
                                              David Mintz
                                              President



                                              /s/ Steven Kass
                                              ---------------------------
                                              Steven Kass
                                              Chief Financial Officer

Date: November 14, 2000

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