Form 10KSB
period 2000-12-30
TOFUTTI BRANDS INC
filed 2001-03-22
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $13,343,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 16, 2001 was $6,574,000.

As of March 16, 2001, the Registrant had 6,354,567 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format     Yes       No  x .
                                                      ---      ---

                                     PART I

Item 1.  Description of Business

GENERAL

     We are engaged in the development, production and marketing of TOFUTTI(R) brand non-dairy frozen desserts and other food products. TOFUTTI products are non-dairy, soy-based products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

     We introduced several new products during 2000. Among them was a new frozen dessert, Super Soy Supreme, sold in 500 ml (17 oz.) containers. We also introduced a new Cutie flavor, mint chocolate chip. In the frozen food entree category we introduced a soy bagel as well as new flavors of our fruit and cheese filled Tofutti Pillows. In addition, several new flavors were added to our Totally Nuts soybean product line.

STRATEGY

     Our objective is to be a leading provider of non-dairy, soy-based food products to supermarkets and health food stores. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or lactose to these markets. We believe that our ability to offer a wide range of non-dairy, soy-based parve kosher products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

o Premium TOFUTTI(R) non-dairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first non-dairy frozen dessert to be marketed to the general public through supermarkets. We currently offer pint containers of premium, hard frozen TOFUTTI in seven flavors: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch and Better Pecan(R). Premium TOFUTTI soft serve mix is available in three flavors:
     Vanilla, Chocolate and Peanut Butter.

o LOW FAT TOFUTTI offers the calorie-conscious consumer a creamy dessert that is 98% fat free and has less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Chocolate Fudge, Strawberry Banana, Coffee Marshmallow, Vanilla Fudge and Peach Mango. LOW FAT TOFUTTI is also available as soft serve mix in two flavors: Vanilla and Chocolate.

o TOFUTTI SUPER SOY SUPREME(TM), made with organic cane juice crystals and with no gluten added, is for those individuals looking for a delicious tasting, non-dairy frozen dessert without refined sugar or artificial sweeteners. It is available in 500 ml (17 oz.) containers and comes in four flavors: Bella Vanilla(TM), New York, New York Chocolate(TM), Cool Cappuccino(TM), and Plum Krazy(TM).

o HONEY SWEETENED TOFUTTI in pints, available in health food stores, offers those individuals with sugar restrictions a natural alternative without artificial sweeteners and is available in Honey Vanilla Chamomile.

o TOFUTTI SUNDAE HALF GALLONS offer the diet conscious consumer a fat free, no sugar added, non-dairy frozen dessert with the taste and texture of premium TOFUTTI. These half gallons are currently available in Vanilla Fudge Sundae, Chocolate Fudge Sundae, Vanilla Strawberry Sundae and Vanilla.

o TOFUTTI CUTIES(R), the Company's best selling product, are bite size frozen sandwiches combining a Vanilla, Chocolate, Peanut Butter, Mint Chocolate Chip or Wild Berry filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case.

o TOFUTTI TOO-TOO'S are frozen dessert cookie sandwiches combining creamy and delicious TOFUTTI with a round, chocolate chip cookie. TOO-TOO'S are available in Vanilla, Vanilla Chocolate Swirl and Vanilla Chocolate Chip.

o TOFUTTI FRUTTI(R) stick novelties combine creamy vanilla with a tangy sorbet covered in chocolate and have 180 calories per bar.

o TEDDY FUDGE POPS(R) and CHOCOLATE FUDGE TREATS are stick novelties that offer the consumer the same taste as real fudge bars. The TEDDY FUDGE POP has 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS have only 30 calories per bar.

o TOFUTTI CRUMB CAKE BARS offer consumers a milk-free, crunchie coated TOFUTTI vanilla stick novelty. CRUMB CAKE BARS are available in Awesome Vanilla Fudge and Sensational Strawberry. Awesome Vanilla Fudge has a rich chocolate fudge center surrounded by crispy, dairy free chocolate crunchies, while Sensational Strawberry features a strawberry center surrounded by vanilla crunchies.

o TOFUTTI MONKEY BARS(R) are stick novelties that feature a rich chocolate center surrounded by peanut butter flavored TOFUTTI, dipped in a rich chocolate coating.

o The TOFUTTI CUTIE PIE is a premium novelty treat on a stick that combines a rich, creamy TOFUTTI vanilla or chocolate center covered with a chocolate coating.

o TOFUTTI ROCK N ROLL FROZEN DESSERT CAKE offers the Tofutti consumer an upscale, non-dairy frozen dessert alternative to dairy ice cream cakes.

o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Wild Berry, Smoked Salmon, Jalapeno, Cheddar, Ginseng & Dill, Garlic & Herb and Garden Veggie. The plain version is also available in 30 lb. bulk boxes, while certain select flavors are available in 5 lb. containers.

o TOFUTTI LOW FAT BETTER THAN CREAM CHEESE(R) has half the fat and calories of the original BETTER THAN CREAM CHEESE with the same great taste. It is available in Plain and Herb & Chive flavors.

o SOUR SUPREME(R) is similar in taste and texture to traditional sour cream, but is milk and butterfat free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the benefits of being dairy free. The 12 oz. retail packages are available in Plain, Guacamole, Salsa and Cherries n' Berries. The plain version is also available in 30 lb. bulk boxes.

o TOFUTTI BETTER THAN MOZZARELLA CHEESE(R) is the first totally dairy free mozzarella cheese that tastes and performs just like real mozzarella cheese. Complementing BETTER THAN MOZZARELLA CHEESE is BETTER THAN CHEDDAR CHEESE(R), which tastes like real cheddar cheese. Both products are key ingredients in some of the Company's frozen food products. Both products are available to consumers in 8 oz. shredded cheese packages and are also available in 20 lb. bulk boxes for institutional sale.

o TOFUTTI SOY-CHEESE SLICES(R) offer consumers a delicious non-dairy, vegan alternative to regular cheese slices. Available in individually wrapped 8 oz. packages, TOFUTTI SOY-CHEESE SLICES come in three flavors: Mozzarella, American, and Roasted Garlic.

o TOFUTTI MACARONI & BETTER THAN CHEESE is elbow macaroni combined with TOFUTTI's delicious non-dairy BETTER THAN CHEDDAR CHEESE sauce that tastes like traditional macaroni and cheese. TOFUTTI MACARONI & BETTER THAN CHEESE is available frozen in 12 oz. packages.

o TOFUTTI PIEROGIES combine creamy TOFUTTI BETTER THAN CHEDDAR CHEESE with potatoes to form totally dairy free old-fashioned pierogies. TOFUTTI PIEROGIES are sold in retail packages.

o TOFUTTI POTATO PANCAKES offer the consumer a snack or dinner side dish that combines a delicious mixture of potatoes and the Company's non-dairy sour cream, SOUR SUPREME.

o TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three square slices to a package and is available in the freezer case in select supermarkets and health food stores.

o TOFUTTI SOY BAGELS offer the consumer a tasty bagel made with soy protein and unbleached flour that gives an added health benefit to a very popular breakfast and snack food item. Whether toasted plain or with BETTER THAN CREAM CHEESE spread on it, TOFUTTI SOY BAGELS still taste great. TOFUTTI PIZZA BAGELS feature TOFUTTI's dairy free BETTER THAN MOZZARELLA CHEESE and tomato sauce on a TOFUTTI SOY BAGEL.

o TOFUTTI QUIT BEEF'N(R) veggie burgers offer the consumer a delicious tasting veggie burger that also has the fiber and protein of soy that is recommended for a healthy diet. With TOFUTTI totally dairy free BETTER THAN CHEDDAR CHEESE, QUIT BEEF'N veggie cheeseburgers offer the consumer a totally healthy, dairy free cheeseburger.

o TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. They can be served hot, warm, or slightly chilled as a main meal or a snack.

o TOFUTTI CHEESE PILLOWS are frozen crepes filled with BETTER THAN CREAM CHEESE and a variety of fruit fillings. They are available in Blueberry Cheese, Apple Danish & Cheese and Cherry Cheese flavors and can be served hot, warm, or slightly chilled as a main meal or a snack.

o EGG WATCHERS(R) is a fat free replacement for whole eggs that has the taste, nutrition, and versatility of whole eggs without the fat and cholesterol and with 60% less calories. EGG WATCHERS can be used in virtually all recipes that require whole eggs. It appeals to those consumers who are concerned about lowering dietary cholesterol and fat levels, but do not want to give up the great taste and good nutritional values of whole eggs.

o TOFUTTI RUGALACH, made with TOFUTTI BETTER THAN CREAM CHEESE, gives the consumer an upscale pastry product that is perfect either as a snack or dessert. The rugalach are available in 8 oz. frozen packages.

o TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in Peanut Butter, Oatmeal Raisin, Chocolate Chip, and

     TOFIGGY(R) fig bars. Like all TOFUTTI products, they are completely dairy and cholesterol free.

o TOFUTTI SOY LAVASCH(R) flatbread crackers, made with all natural ingredients and TOFUTTI BETTER THAN CREAM CHEESE, offer consumers a tasty snack that tastes delicious with spreads or simply plain. SOY LAVASCH comes in 5 oz. retail packages and is available in Onion & Poppy, Garlic & Dill, Hot & Spicy and Herb & Chive flavors.

o TOFUTTI TOTALLY NUTS, roasted soybeans offer consumers a healthy, yet delicious snack alternative. The soybeans are available in Home Style, Onion & Garlic, Bar-B-Q, Honey Roasted and Cinnamon Raisin flavors and are sold in 6.5 oz. retail packages for sale to natural and specialty products customers.

o Complementing our uncoated soybeans, TOFUTTI Chocolate Dipped Soybeans come in 3.5 oz. retail packages and are available in three varieties: Plain Chocolate Coated, Chocolate Dipped Coffee Flavored and TOFUTTI Smoochies, which combine chocolate coated popcorn with chocolate coated soybeans.

o TOFUTTI ULTRA SOY PROTEIN POWER(TM), a pure soy protein nutriceutical supplement, is an all-natural, instant powder mix, high in isoflavones and amino acids, which are necessary for maintaining good health. ULTRA SOY PROTEIN POWER is available in 16 oz. containers.

o TOFUTTI candy bars combine a rich, delicious chocolate with soy protein that not only tastes good, but is also nutritious. The bars come in five different varieties: Ipsy Pipsy, with hazelnut cream, Kif-Kof, with peanut butter, plain chocolate, chocolate with crisped rice, and chocolate with almonds.

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

     The Mattus Ice Cream Company distributes our non-dairy frozen dessert products to supermarket accounts in the metropolitan New York area. Total sales to Mattus in the New York metropolitan area were $1,283,000 or 10% of sales in 2000 as compared with sales $1,040,000 or 9% of sales in 1999. We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Boston, Cincinnati, Charlotte, Chicago, Cleveland, Denver, Detroit, Los Angeles, Miami, New York, Orlando, Philadelphia, Phoenix, Richmond, San Francisco, Seattle and Tampa.

     We distribute our products through twenty-six distributors in the national health food market. Our sales to health food distributors in 2000 were $6,532,000 or 49% of sales as compared to $5,910,000 or 50% of sales in 1999. In 2000, sales to Trader Joe's, a West Coast based health food supermarket chain, were $2,070,000 or 16% of sales as compared to $2,071,000 or 17% of sales in 1999. Overall, West Coast sales were $3,332,000 or 25% of our sales in 2000, as compared to $3,195,000 or 27% of sales in 1999. We continue to have a strong presence in the kosher market, with sales of $824,000 or 6% of sales in 2000, as compared with sales of $761,000 or 6% of sales in 1999. During 2000, our sales to food products accounts increased to $1,099,000 or 8% of sales, as compared with sales of $895,000 or 8% of sales in 1999.

     During 2000, we shipped TOFUTTI non-dairy products to distributors in Australia, Belgium, Bermuda, Canada, England, France, Germany, Israel, Jamaica, Kuwait, Mexico, the Netherlands, Panama, Portugal, Spain, Sweden and the United Arab Emirates. Sales to foreign distributors totaled $1,248,000 or 9% of sales in 2000, as compared to $1,304,000 or 11% of sales in 1999. The slight decrease in export sales was due primarily to a decrease in sales to our European and Australian distributors. Our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

     We expect the favorable sales trend in the national health food, West Coast, kosher and food service markets to continue in 2001.

COMPETITION

     TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts. We believe that we are a leader in the non-dairy frozen dessert product market and have the most complete line of non-dairy frozen dessert products. Other soy-based frozen dessert products are presently being sold in both soft serve and hard frozen form throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition from both non-dairy and dairy competitive products marketed by companies with significantly greater resources than we have.

RESEARCH AND DEVELOPMENT

     During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of our current products. In 2000 and 1999, our research and development expenses were $397,000 and $376,000, respectively. These amounts do not include any portion of Mr. Mintz's salary.

PRODUCTION

     All of our  products  are  manufactured  by  co-packers  to whom we  supply certain key ingredients for the manufacturing processes. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as non-dairy frozen dessert and non-dairy cheeses, we have more than one co-packer. We currently have a total of nineteen co-packers, including one in the United Kingdom and one in Israel.

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

     KOF-K Kosher Supervision ("KOF-K") of Teaneck, New Jersey provides us with our kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. We believe that our ability to successfully market and distribute our products is dependent upon our continued compliance with the requirements of rabbinic certification. All TOFUTTI products meet the requirements for certification as kosher- parve.

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

     Food  manufacturing  facilities  are  subject  to  inspections  by  various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. Our Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and Environmental Health Services. We believe that we and our distributors and co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

EMPLOYEES

     On December 30, 2000, we employed eleven persons on a full-time basis, compared with ten persons as of January 1, 2000. We consider our relations with our employees to be good.


Item 2.  Description of Properties

     Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The previous lease agreement expired on July 1, 1999 and our annual rental expense was $74,000 in 2000. We are currently negotiating a new lease and are reasonably certain that a new lease will be obtained. Our annual rental expense under the current rental agreement is $74,000. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.


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

     None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                                    High               Low
-------------                                   ------             ------

April 3, 1999.........................          $1.375             $0.875
July 3, 1999..........................           3.75               1.0625
October 2, 1999.......................           3.00               2.25
January 1, 2000.......................           2.5625             1.5625

April 1, 2000.........................           5.00               1.625
July 1, 2000..........................           3.50               2.00
September 30, 2000....................           2.625              1.75
December 30, 2000.....................           2.5625             1.75

As of March 16, 2001, there were approximately 884 holders of record of our Common Stock. We have not paid and have no present intention of paying cash dividends on our Common Stock in the foreseeable future.

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

Fifty-two Weeks Ended December 30, 2000 Compared with Fifty-three Weeks Ended January 1, 2000
-----------------------------------------------------------------------------

     Our fiscal year is usually the fifty-two week period which ends on the last Saturday in December. The 1999 fiscal year was a fifty-three week period which ended on January 1, 2000.

     Net sales for the fifty-two weeks ended December 30, 2000 were $13,343,000, an increase of $1,431,000 or 12% from the sales level realized for the fifty-three weeks ended January 1, 2000. In the 2000 period, non-dairy frozen dessert product sales and food product sales increased by $609,000 and $822,000, respectively, from the 1999 period. The increases in non-dairy frozen dessert sales and food product sales were attributable to an increase in sales of all categories of frozen dessert products and food products. Our gross profit in 2000 increased by $588,000 or 13% due primarily to the sales increase, while our gross profit percentage increased slightly to 39% from 38% in 1999. Although our gross profit percentage increased slightly in 2000, it continued to be adversely affected by start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. We anticipate that while our gross profit will increase due to increased sales in 2001, our gross profit percentage will not improve due to manufacturing start-up costs and promotional allowances associated with the planned introduction of new products in 2001.

     Based on recent sales trends, we expect continued sales increases in our frozen dessert and food product lines and in most customer categories.

     Selling expenses increased $203,000 or 13% to $1,724,000 for the current fiscal year from $1,521,000 in the 1999 period. This increase was caused primarily by increases in freight ($109,000), outside warehouse ($49,000), payroll ($38,000) and trade show expenses ($5,000). The increased freight expense, a variable expense, is attributable to the increase in sales and the increased cost of fuel. We do not anticipate a significant reduction in the cost of shipping in the foreseeable future. The increase in warehouse expense is attributable to an increase in inventory to support our increased level of operations and the increase in operating costs at our outside warehouses. The increase in trade show expense is due to our attendance at numerous trade shows throughout the year. We believe that attendance at these shows is the most effective and economical way to market and sell our products. Marketing expenses increased by $78,000 in 2000 to $277,000. A decrease in trade advertising ($19,000) was offset by an increase in artwork and plates expense ($80,000) and coupon expense ($13,000).

     Research and development expenses increased slightly to $397,000 in 2000 as compared to $376,000 in 1999. This increase was due to the hiring of one additional employee and additional research and development expenses associated with our new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Our management expects that research and development costs will continue at a slightly higher level for 2001.

     General and administrative expenses were $1,288,000 for the 2000 period as compared with $1,043,000 for the comparable period in 1999. The $245,000 increase was due largely to increased payroll and office expenses.

     Interest income was $105,000 for the fifty-two week period ended December 30, 2000 as compared with interest income of $17,000 for the fifty-three week period ended January 1, 2000. The increase in interest income was primarily attributable to the higher level of funds available for investment in 2000. Interest expense was $2,000 and $5,000 for the fifty-two week period ended December 30, 2000 and the fifty-three week period ended January 1, 2000, respectively. Our management anticipates that interest income will remain constant in 2001.

     Income before income tax increased $132,000 from 1999 to 2000 resulting in an increase in tax expense of $26,000 to $612,000 in the 2000 fiscal period as compared to $586,000 in the 1999 fiscal period.

     Based on the foregoing, we had net income of $956,000 or $0.12 per share on a diluted basis for the fifty-two week period ended December 30, 2000 as compared with net income of $850,000 or $0.12 per share on a diluted basis for the fifty-three week period ended January 1, 2000.

Income Taxes

     In previous years, our tax year ended on July 31st. Due to the timing difference between the end of the fiscal and tax year, we had to make estimates as to our state and federal tax liabilities in our quarterly and year end reports. On March 7, 2000, the IRS approved a change of our tax year to December
31. We filed a short year tax return for the period August 1, 1999 to January 1, 2000. The change did not materially effect our tax liabilities in 2000.

Liquidity and Capital Resources

     At December 30, 2000, our working capital was $3,772,000, an increase of $714,000 from January 1, 2000. Our current and quick acid test ratios, both measures of liquidity, were 5.4 and 3.9, respectively, at December 30, 2000 compared to 7.5 and 5.9 at January 1, 2000. At December 30, 2000, accounts receivable increased slightly by $45,000 to $876,000 from January 1, 2000, reflecting the continued improvement in cash collections. At December 30, 2000, inventories increased by $342,000 from January 1, 2000, reflecting the higher sales level and the introduction of new products. Prepaid expenses increased by $1,000 to $9,000 at December 30, 2000 from January 1, 2000. Current deferred tax assets increased by $179,000 and non-current deferred tax assets decreased by $3,000, respectively, at December 30, 2000 compared to January 1, 2000. The increase in current deferred tax assets is a result of increased non-deductible items available for future tax deductions. The decrease in non-current tax assets is due to items being available for current year tax deductions. At December 30, 2000, accounts payable and accrued expenses increased by $17,000 from $129,000 to $146,000. This increase is due principally to the increase in inventories caused by the higher sales level and the introduction of new products. Accrued compensation increased by $175,000 to $375,000 at December 30, 2000 reflecting an increase in annual bonuses to two of our executive officers. The increase in income taxes payable of $209,000 to $331,000 at December 30, 2000 represents additional income taxes due to the increase in net income and book expenses not deductible for tax in the current year.

     We do not have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations during 2001 from current resources.

Inflation and Seasonality

     We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to seasonal variations with increased sales in the second and third quarters of the fiscal year. We expect to continue to experience relatively higher sales in the second and third quarters, and relatively lower sales in the fourth and first quarters, as a result of reduced sales of non-dairy frozen desserts during those periods.

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

Item 7.  Financial Statements


                          Index to Financial Statements


         Independent Auditors' Report........................................F-1

         Financial Statements:

                  Balance Sheets.............................................F-2

                  Statements of Income.......................................F-3

                  Statements of Changes in Stockholders' Equity..............F-4

                  Statements of Cash Flows...................................F-5

                  Notes to Financial Statements...........................F-6-12

WISS & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 30, 2000 and January 1, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                /s/Wiss & Company
                                                WISS & COMPANY, LLP

Livingston, New Jersey
February 20, 2001




354 Eisenhower Parkway / Livingston, NJ 07039 / (973)994-9400 / (212)285-9453 /
                       Fax: (973)992-6760 / www.wiss.com
--------------------------------------------------------------------------------
           Offices in: Livingston, New Jersey / Red Bank, New Jersey

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                                       December 30,             January 1,
                                                                          2000                    2000
                                                                       ------------             ----------
Assets
Current assets:
     Cash and equivalents                                                 $2,211                 $1,693
     Short-term investments                                                  269                    253
     Accounts receivable, net of allowance for doubtful
        accounts of $270 and $200, respectively                              876                    831
     Inventories                                                             908                    566
     Prepaid expenses                                                          9                      8
     Deferred income taxes                                                   359                    180
                                                                             ---                   ----
           Total current assets                                            4,632                  3,531
                                                                           -----                  -----

Other assets:
     Deferred income taxes                                                    --                      3
     Other assets                                                            181                    141
                                                                             ---                   ----
                                                                          $  181                 $  144
                                                                             ---                   ----
                                                                          $4,813                 $3,675
                                                                           =====                 ======

Liabilities and Stockholders' Equity
Current liabilities:
     Note payable                                                         $    8                 $   22
     Accounts payable and accrued expenses                                   146                    129
     Accrued compensation                                                    375                    200
     Income taxes payable                                                    331                    122
                                                                             ---                    ---
           Total current liabilities                                         860                    473

Note payable, less current maturities                                         --                      8
                                                                             ---                    ---
                                                                             860                    481
                                                                             ---                    ---

Commitments and contingencies                                                 --                     --

Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                               --                     --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 6,354,567 shares at December 30,
         2000 and 6,299,567 shares at January 1, 2000                         64                     63
     Less: Treasury stock, at cost (122,400 shares)                         (247)                    --
     Additional paid-in capital                                            3,763                  3,714
     Accumulated earnings (deficit)                                          373                   (583)
                                                                             ---                  -----
           Total stockholders' equity                                      3,953                  3,194
                                                                           -----                  -----
           Total liabilities and stockholders' equity                     $4,813                 $3,675
                                                                          ======                 ======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)


                                                    Fifty-two weeks               Fifty-three weeks
                                                       ended                           ended
                                                  December 30, 2000               January 1, 2000
                                                  -----------------               ---------------
Net sales                                             $13,343                         $11,912
Cost of sales                                           8,192                           7,349
                                                        -----                           -----
     Gross profit                                       5,151                           4,563
                                                        -----                           -----

Operating expenses:
  Selling                                               1,724                           1,521
  Marketing                                               277                             199
  Research and development                                397                             376
  General and administrative                            1,288                           1,043
                                                        -----                           -----
                                                        3,686                           3,139
                                                        -----                           -----

Operating income                                        1,465                           1,424

Interest income                                           103                              12
                                                          ---                           -----
Income before income tax                                1,568                           1,436

Income taxes                                              612                             586
                                                          ---                             ---

Net income                                               $956                            $850
                                                         ====                            ====

Weighted average common shares
  outstanding:
  Basic                                                 6,317                           6,245
                                                        =====                           =====
  Diluted                                               7,723                           7,368
                                                        =====                           =====

Net income per share:
  Basic                                                 $0.15                           $0.14
                                                        =====                           =====
  Diluted                                               $0.12                           $0.12
                                                        =====                           =====




                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000's omitted except for share data)



                                       Common Stock              Treasury Stock      Additional        Accumulated         Total
                                   ---------------------       -----------------       Paid-In          Earnings       Stockholders'
                                   Shares        Amount        Shares     Amount       Capital         (Deficit)          Equity
                                   ------        ------        ------     ------      ---------       -----------        -------

Balances, December 26, 1998        6,183,567       $62             --      $  --        $3,631         $(1,433)           $2,260
Issuance of Common Stock             116,000         1             --         --            83              --                84
Net Income                                --        --             --         --            --             850               850
                                   ---------       ---        -------      -----        ------           -----            ------
Balances, January 1, 2000          6,299,567       $63             --      $  --        $3,714         $  (583)           $3,194
Issuance of Common Stock              55,000         1             --         --            49              --                50
Purchase of Treasury Stock                --        --        122,400       (247)           --              --              (247)
Net Income                                --        --            --          --            --             956               956
                                   ---------       ---        -------      -----        ------             ---             -----
Balances, December 30, 2000        6,354,567       $64        122,400      $(247)       $3,763         $   373            $3,953
                                   =========       ===        =======      =====        ======         =======            ======






                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                 Fifty-two         Fifty-three
                                                                weeks ended        weeks ended
                                                                December 30,        January 1,
                                                                   2000               2000
                                                               ------------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  956              $  850
   Adjustments to reconcile net income to net
    cash flows from operating activities:
   Provision for bad debts                                          60                  60
   Accrued interest on investments                                 (34)                 (3)
   Deferred taxes                                                 (176)                332
   Change in assets and liabilities:
       Accounts receivable                                        (105)                 64
       Inventories                                                (342)                 17
       Prepaid expenses                                             (1)                  5
       Accounts payable and accrued expenses                        17                 (51)
       Accrued compensation                                        175                 115
       Income taxes payable                                        209                 103
                                                                   ---                ----
   Net cash flows from operating activities                        759               1,492
                                                                   ---               -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                          --                (250)
   Other assets                                                    (22)                (22)
                                                                   ---                ----
   Net cash flows from investing activities                        (22)               (272)
                                                                   ---                ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable                                                    (22)                (18)
   Issuance of common stock                                         50                  84
   Purchase of treasury stock                                     (247)                 --
                                                                  ----                  --
   Net cash flows from financing activities                       (219)                 66
                                                                  ----                  --

NET CHANGE IN CASH AND EQUIVALENTS                                 518               1,286

CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD                     1,693                 407
                                                                 -----                 ---
CASH AND EQUIVALENTS, AT END OF PERIOD                          $2,211              $1,693
                                                                ======              ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $    2              $    5
                                                                ======              ======
   Income taxes paid                                            $  579              $  151
                                                                ======              ======


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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 30, 2000 (fifty-two weeks) and January 1, 2000 (fifty-three weeks).

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

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and unsecured trade receivables. The Company maintains cash balances of up to $100,000 each in financial institutions which are insured by the Federal Deposit Insurance Corporation (FDIC). During the year, the Company's cash balance at a financial institution may exceed the FDIC limit.

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 30, 2000 is limited.

During the fifty-two and fifty-three week periods ended December 30, 2000 and January 1, 2000, the Company derived approximately 91% and 89%, respectively, of its net sales domestically. The remaining sales in both periods were exports to various other countries. The Company had sales to two individual customers representing 16% and 10% of net sales during 2000 and 17% and 9% of net sales during 1999.

Cash and Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Cash and equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, income taxes payable and note payable as of December 30, 2000 and January 1, 2000 are stated at their carrying values. The carrying amounts approximate fair value because of the short- term maturity of those instruments or because the interest rates approximate market rates of interest.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $13,000 and $32,000 during the years ended December 30, 2000 and January 1, 2000, respectively.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

NOTE 2:  INVENTORIES

Inventories consist of the following:

                                        December 30,             January 1,
                                           2000                    2000
                                           ----                    ----

Finished products                          $658                    $352
Raw materials and packaging                 250                     214
                                            ---                    ----
                                           $908                    $566
                                           ====                    ====

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


NOTE 4:  STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-qualified stock options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options are generally exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally ten years from the date of grant. A total of 2,900,000 shares have been reserved for issuance under the 1993 Plan. At December 30, 2000, 2,318,000 shares were subject to outstanding options and 231,000 additional shares were available for future grant.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The following is a summary of stock option activity from December 26, 1998 to December 30, 2000:


                                                INCENTIVE OPTIONS              NON-QUALIFIED OPTIONS
                                                -----------------              ---------------------
                                                            Weighted                           Weighted
                                                             Average                           Average
                                                            Exercise                           Exercise
                                               Shares       Price ($)          Shares          Price ($)
                                               ------       ---------          ------         ----------

Outstanding at December 26, 1998             1,112,000        0.766            102,000           0.790
Granted in 1999                              1,186,000        1.116             99,000           1.0625
Exercised in 1999                              (96,000)       0.716            (20,000)          0.750
                                             ---------                         -------
Outstanding at January 1, 2000               2,202,000        0.956            181,000           0.944
                                             =========                         =======
Exercised in 2000                              (55,000)       0.901                 --              --
Canceled in 2000                                   --            --            (10,000)          1.0625
Outstanding at December 30, 2000             2,147,000        0.957            171,000           0.937
                                             =========                         =======
Exercisable at December 30, 2000             1,751,000        0.921            143,000           0.912
                                             =========                         =======
Exercisable at January 1, 2000               1,411,000        0.866            115,000           0.876
                                             =========                         =======

The fair value of each stock option granted during 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                             1999
                                                             ----

Expected life (years)                                        4.0
Expected volatility                                          197%
Expected dividend yield                                      0.0%
Risk-free interest rate                                      5.5%
Weighted average fair value of
   options granted during the year                          $0.85

There were no stock options granted during 2000.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


The following table summarizes information about stock options outstanding at December 30, 2000:



                                       Weighted Average         Weighted
     Range of            Number        Remaining Life           Average
 Exercise Prices      Outstanding        (in years)         Exercise Price
 ---------------      -----------       ------------        --------------

 $0.6875--1.031        1,067,000             4.0                 $0.77
 $1.0625--1.1688       1,251,000             5.9                 $1.11

Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:


                                                         Dec. 30,        Jan. 1,
                                                          2000             2000
                                                          ----             ----
Net income available for common stockholders:
   As reported                                            $956             $850
   Pro forma                                               593              336

Basic earnings per share:
   As reported                                             .15             .14
   Pro forma                                               .09             .05

Diluted earnings per share:
   As reported                                             .12             .12
   Pro forma                                               .08             .05


NOTE 5:   COMMITMENTS AND CONTINGENCIES

The Company leases an administrative and warehouse facility in Cranford, New Jersey under an operating lease which expired on July 1, 1999. The Company is currently in negotiations to enter into a new 5-year lease and management believes that such lease agreement will be obtained. The Company's annual rental expense under its current rental agreement is $74. Management does not expect its future rental expense to be materially different after the expected consummation of the aforementioned lease.

Annual net rental expenses aggregated $74 for the fifty-two week period ended December 30, 2000 and the fifty-three week period ended January 1, 2000.

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


NOTE 6:  INCOME TAXES

The components of income tax expense (benefit) for the fifty-two and fifty-three week periods ended December 30, 2000 and January 1, 2000 are as follows:


                                         Dec. 30,         Jan. 1,
                                           2000            2000
                                           ----            ----
Current:
           Federal                         $663            $ 80
           State                            125             173
                                            ---             ---
                                            788             253
                                            ---             ---
Deferred:
           Federal                         (147)            250
           State                            (29)             83
                                            ---              --
                                           (176)            333
                                           ----             ---

Total income tax expense                   $612            $586
                                           ====            ====


Deferred tax assets at December 30, 2000 and January 1, 2000 are as follows:


                                           Dec. 30,            Jan. 1,
                                            2000                2000
                                            ----                ----

Allowance for doubtful accounts             $ 52                $ 24
Accruals and reserves                        307                 159
                                             ---                 ---
Deferred tax assets                         $359                $183
                                            ====                ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the fifty-two and fifty-three week periods ended December 30, 2000 and January 1, 2000 follows:


                                              Dec. 30,          Jan. 1,
                                               2000              2000
                                               ----              ----
Income tax expense computed at
  federal statutory rate                       $533              $488
Permanent and other items                        (3)                6
State income taxes, net of federal
  income tax benefit                             82                92
                                                 --                --
                                               $612              $586
                                               ====              ====

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Our Directors and Executive Officers are:


Name                          Age        Position
----                          ---        --------

David Mintz................    69        Chairman of the Board of Directors,
                                         Chief Executive Officer
Steven Kass................    49        Chief Financial Officer, Secretary and
                                         Treasurer
Reuben Rapoport............    70        Director of Product Development and
                                         Director
Aaron Forem ...............    46        Director
Franklyn Snitow............    54        Director
Jeremy Wiesen..............    58        Director

     David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981.

     Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

     Reuben Rapoport has been the Director of Product Development since January 1984 and a Director since July 1983.

     Aaron Forem has been a director since May 2000. He is the president of Wuhl Shafman Lieberman Corp., located in Newark, New Jersey, which is one of the largest produce wholesalers in the Northeast United States. He has been president of Wuhl Shafman Lieberman Corp. since 1980.

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

     To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2000 all persons subject to these reporting requirements filed the required reports on a timely basis.


Item 10.  Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for our executive officers whose total salary in fiscal 2000 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                             Annual              Long-Term
                                          Compensation         Compensation
                                          ------------         ------------
                                                           Securities Underlying
Name and Principal Position       Year     Salary ($)           Options (#)
---------------------------       ----     ----------           -----------

David Mintz,                      2000     $447,596(1)                --
Chief Executive Officer           1999      303,000(2)           600,000
  and Chairman of the Board       1998      225,000(3)                --

Steven Kass,                      2000      248,557(1)                --
Chief Financial Officer,          1999      187,000(2)           400,000
  Secretary and Treasurer         1998      145,000(3)                --

---------------

(1) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end as payable on or about March 23, 2001.

(2) Includes bonuses of $125,000 and $75,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on February 11, 2000.

(3) Includes bonuses of $50,000 and $35,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on April 1, 1999.

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

     There are currently no employment agreements between us and any of our officers. Mr. Snitow has not received any cash remuneration for his service as Director in the last three years, nor has Mr. Wiesen nor Mr. Forem since their election to the Board in May 1999 and May 2000, respectively.

STOCK OPTIONS

     Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

     The following table provides information concerning stock options held in 2000 by each of the executive officers named above in the Summary Compensation Table.


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                      Number of Shares              Value of Unexercised
                             Shares                               Underlying Unexercised           in the Money Options
                           Acquired on             Value           Options at FY-End (#)               at FY-End ($)
Name                       Exercise (#)        Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
----                       ------------        ------------      -------------------------       -------------------------

David Mintz,                      --               $ --                  880,000(E)                   $798,000(E)(1)
Chief Executive Officer                                                  200,000(U)                    141,000(U)(1)
  and Chairman of the
  Board










Steven Kass,                      --                --                   661,000(E)                    668,000(E)(1)
  Chief Financial Officer,                                               134,000(U)                    109,000(U)(1)
  Secretary and Treasurer



-----------------------

(E)  Exercisable options
(U)  Unexercisable options
(1) Calculated by subtracting option exercise price from year-end market price of $1.875 per share.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 16, 2001 certain information regarding the ownership of our Common Stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, for each executive officer named in the Summary Compensation Table, for each of our Directors and for our executive officers and directors as a group:


                                           Amount of
Name                                 Beneficial Ownership      Percent of Class
----                                 --------------------      ----------------

David Mintz......................        3,841,000 (1)               46.6%
Steven Kass......................          661,000 (2)                8.0%
Reuben Rapoport..................          165,000 (3)                2.0%
Jeremy Wiesen....................           82,900 (4)                1.0%
Franklyn Snitow..................           78,000 (5)                1.0%
Aaron Forem......................               --                    --
All Executive Officers and
Directors as a group (6 persons).        4,826,340 (6)               58.6%
--------------

     The address of Messrs. Mintz, Kass and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Wiesen is 254 East 68th Street, Apt. 30F, New York, New York 10021. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each person listed above has sole voting and/or investment power of the shares attributed to him.

(1) Includes 880,000 shares issuable upon the exercise of currently exercisable stock options.
(2)  Issuable upon the exercise of currently 661,000 exercisable stock options.
(3) Includes 145,000 shares issuable upon the exercise of currently exercisable stock options.
(4) Includes 40,000 shares issuable upon the exercise of currently exercisable stock options.
(5) Includes 68,000 shares issuable upon the exercise of currently exercisable stock options.
(6) Includes 1,792,000 shares issuable upon the exercise of currently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions

     None.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1*     Certificate of Incorporation.

3.1.1**  March 1986 Amendment to Certificate of Incorporation.

3.2*     By-laws of Registrant.

4.1***   Copy of the Registrant's Amended 1993 Stock Option Plan.

23.1     Consent of WISS & COMPANY, LLP.

27       Financial Data Schedule (filed via EDGAR only).

99       Additional Information Regarding Forward-Looking Statements.
-------------

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


(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2001.

                                                     TOFUTTI BRANDS INC.
                                                       (Registrant)

                                                     /s/David Mintz
                                                     --------------------------
                                                     David Mintz
                                                     Chairman of the Board and
                                                     Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial Officer

/s/Aaron Forem
--------------
Aaron Forem
Director

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