Form 10QSB
period 2001-03-31
TOFUTTI BRANDS INC
filed 2001-05-15
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X       Quarterly  report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly  period ended March 31, 2001


         Transition report under Section 13 or 15(d) of the Exchange Act for the
---      transition period from
         ____  to  ___

Commission file number:  1-9009


                               Tofutti Brands Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Delaware                               13-3094658
         ---------------------------                 ---------------------
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

                  ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 14, 2001 the Issuer had 6,354,567 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                  Yes     No  X
                                      ---    ---

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.  Condensed Balance Sheets - March 31, 2001
              (Unaudited) and December 30, 2000 (Audited)                      3

            Condensed Statements of Income -
              (Unaudited) - Thirteen Week Periods ended March 31, 2001
              and April 1, 2000                                                4

            Condensed Statements of Cash Flows -
              (Unaudited) - Thirteen Week Periods ended
              March 31, 2001 and April 1, 2000                                 5

            Notes to Condensed Financial Statements -
              (Unaudited)                                                    6-8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of  Operations                  9-11


Part II - Other Information:

Item 4.  Submission of Matters to a Vote of Shareholders                      12

Item 6.  Exhibits and Reports on Form 8-K                                     12

                  Signatures                                                  13

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                                   March 31,                December 30,
                                                                     2001                      2000
                                                                  (Unaudited)                (Audited)
                                                                  -----------                ---------
Assets
Current assets:
  Cash and equivalents                                              $1,458                    $2,211
  Short-term investments                                               218                       269
  Accounts receivable (net of allowance for
   doubtful accounts of $287 and $270, respectively)                 1,467                       876
  Inventories                                                        1,146                       908
  Prepaid expenses                                                       2                         9
  Deferred income taxes                                                268                       359
                                                                      ----                       ---
        Total current assets                                         4,559                     4,632
                                                                     -----                     -----

Other assets                                                           181                       181
                                                                      ----                       ---

        Total assets                                                $4,740                    $4,813
                                                                    ======                    ======

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable                                                         $ 2                       $ 8
  Accounts payable and accrued expenses                                397                       146
  Accrued compensation                                                  --                       375
  Income taxes payable                                                 251                       331
                                                                      ----                       ---
        Total current liabilities                                      650                       860

Commitments and contingencies                                           --                        --

Stockholders' equity:
  Preferred stock                                                       --                        --
  Common stock                                                          64                        64
  Less:  Treasury stock, at cost                                      (356)                     (247)
  Additional paid-in capital                                         3,763                     3,763
  Accumulated earnings                                                 619                       373
                                                                      ----                       ---
        Total stockholders' equity                                   4,090                     3,953
                                                                     -----                     -----
        Total liabilities and stockholders' equity                  $4,740                    $4,813
                                                                    ======                    ======



            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)

                                                Thirteen              Thirteen
                                                 weeks                 weeks
                                                 ended                 ended
                                             March 31, 2001        April 1, 2000
                                             --------------        -------------

Net sales                                       $3,418                $3,025
Cost of sales                                    2,132                 1,929
                                                 -----                 -----
     Gross profit                                1,286                 1,096
                                                 -----                 -----

Operating expenses:
  Selling                                          392                   315
  Marketing                                         90                    44
  Research and development                         127                    99
  General and administrative                       298                   266
                                                   ---                   ---
                                                   907                   724
                                                   ---                   ---

Operating income                                   379                   372

Interest income                                     29                    15
                                                  ----                  ----
Income before income taxes                         408                   387

Income taxes                                       161                   157
                                                   ---                   ---

Net income                                        $247                  $230
                                                  ====                  ====

Weighted average number of
 shares outstanding:

  Basic                                          6,218                 6,300
                                                 =====                 =====
  Diluted                                        7,405                 7,803
                                                 =====                 =====

Net income per share:

  Basic                                           $.04                  $.04
                                                  ====                  ====
  Diluted                                         $.03                  $.03
                                                  ====                  ====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)


                                                         Thirteen             Thirteen
                                                           weeks                weeks
                                                           ended                ended
                                                       March 31, 2001        April 1, 2000
                                                       --------------        -------------

Cash flows from operating activities, net                 $(638)                $   15

Cash flows from investing activities                         --                     --

Cash flows from financing activities, net                  (115)                    44
                                                           ----                     --
     Net change in cash                                    (753)                    59

Cash and equivalents at beginning of period               2,211                  1,693
                                                          -----                  -----

Cash and equivalents at end of period                    $1,458                 $1,752
                                                         ======                 ======

Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
           Interest                                        $ --                   $  2
                                                           ====                   ====
           Taxes                                           $150                   $ 44
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

Note 2:  Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:  Inventories

          The composition of inventories is as follows:

                                                      March 31,    December 30,
                                                        2001           2000
                                                        ----           ----

                    Finished products                    $774          $658
                    Raw materials and packaging           372           250
                                                       ------          ----
                                                       $1,146          $900
                                                       ======          ====

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


Note 5:  Market Risk

          We invest our excess cash in bank certificates of deposit, high rated money market funds and repurchase agreements. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100 per account.


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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


     The following table sets forth the computation of basic and diluted earnings per share:


                                                    Thirteen Weeks            Thirteen Weeks
                                                         Ended                    Ended
                                                    March 31, 2001            April 1, 2000
                                                    --------------            -------------
Numerator
  Net income-basic................................        $247                     $230
                                                          ====                     ====
  Net income-diluted..............................        $247                     $230
                                                          ====                     ====

Denominator
  Denominator for basic earnings per share
     Weighted average shares .....................       6,218                    6,300
                                                         -----                    -----
  Effect of dilutive securities
     Stock options................................       1,187                    1,503
                                                         -----                    -----
  Denominator for diluted earnings per share......       7,405                    7,803
                                                         -----                    -----

  Earnings per share
    Basic.........................................       $0.04                    $0.04
                                                         =====                    =====
    Diluted.......................................       $0.03                    $0.03
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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 ("Additional Information Regarding Forward-Looking Statements") filed with our Annual Report on Form 10-KSB for the fiscal year ended December 30, 2000 and incorporated by reference to this Quarterly Report. We will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to our Secretary c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen Weeks Ended March 31, 2001 Compared with
Thirteen Weeks Ended April 1, 2000
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended March 31, 2001 were $3,418,000 an increase of $393,000 or 13% from the sales level realized for the thirteen weeks ended April 1, 2000. In the thirteen weeks ended March 31, 2001, sales of hard pack Tofutti increased by $51,000, while food products sales increased by $342,000. As a result of the increase in sales, our gross profit in the current period increased by $190,000. Our gross profit percentage increased from 36% in the 2000 period to 38% for the current period.

We anticipate a continuing increase in sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, we are making a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require us to increase spending for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations. Additionally, our cost of sales during the quarter was adversely impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect the cost of packaging to remain at its current high level for the foreseeable future.

Selling expenses increased 24% to $392,000 for the current fiscal quarter compared with $315,000 for the comparable period in 2000. This increase was due primarily to higher outside warehouse rental, freight, commission and trade show expenses associated with the higher sales level in 2001. Freight expenses were particularly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing and sales promotion increased 105% to $90,000 in 2001 compared to $44,000 in 2000 due primarily to an increase in spending for artwork and plates for new product package design and for coupon expense, due to an increased rate of coupon redemption.

Research and development costs, which consist principally of salary expenses, increased to $127,000 for the thirteen weeks ended March 31, 2001 compared to $99,000 for the comparable period in 2000. This increase was mainly attributable to increased costs for payroll, lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $298,000 for the current quarter compared with $266,000 for the comparable period in 2000 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest income was $29,000 for the current fiscal quarter as compared with $15,000 for the comparable period in 2000. The increase was primarily attributable to the higher level of funds available for investment in the current period.

Liquidity and Capital Resources

At March 31, 2001, our working capital was $3,909,000, an increase of $137,000 from December 30, 2000. At the end of the thirteen week period, accounts receivable increased by $591,000 from December 30, 2000 due to the higher sales level in the first quarter of 2001 as compared to the first quarter of 2000. Inventories increased by $238,000, reflecting the additional inventory required to support our higher level of sales and new products. Prepaid expenses decreased slightly by $7,000 to

$2,000 at March 31, 2001. Current deferred income taxes decreased $91,000 due to the utilization of assets in the current period. At March 31, 2001, accounts payable and accrued liability increased by $251,000 to $397,000 reflecting the higher level of expenditures associated with the sales and inventory increases during the first quarter of 2001. Income taxes payable decreased $80,000, which reflects a $147,000 payment towards prior year liability and the current period tax provision of $67,000.

Our Board of Directors authorized a buy-back of 250,000 shares of common stock in the fourth quarter of 2000. As of March 31, 2001, 176,800 shares had been repurchased. We expect the Board will reassess the buy-back program in the second quarter of this year to determine whether it will be continued in the future.

We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations in 2001 from our current resources.

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

99****   Additional Information Regarding Forward-Looking Statements

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

Date: May 14, 2001