Form 10QSB
period 2001-06-30
TOFUTTI BRANDS INC
filed 2001-08-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X      Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
---     Act of 1934 for the quarterly period ended June 30, 2001

___ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____to ___

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

                ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 8, 2001 the Issuer had 6,135,667 shares of Common Stock, par value $.01, outstanding.

        Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                               TOFUTTI BRANDS INC.


                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.   Condensed Balance Sheets - June 30, 2001
             (Unaudited) and December 30, 2000 (Audited)                       3

          Condensed  Statements  of Income -
             (Unaudited)  -  Thirteen  and Twenty-six
             week periods ended June 30, 2001 and
             July 1, 2000                                                      4

          Condensed  Statements  of Cash Flows -
             (Unaudited)  - Twenty-six week periods
             ended June 30, 2001 and
             July 1, 2000                                                      5

          Notes to Condensed Financial Statements -
             (Unaudited)                                                     6-8

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     9-12


Part II - Other Information:

Item 4.   Submission of Matters to a Vote of Shareholders                     13

Item 6.   Exhibits and Reports on Form 8-K                                    14

          Signatures                                                          15

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)


                                                               June 30, 2001     December 30, 2000
                                                               -------------     -----------------
                                                                 (Unaudited)             (Audited)
Assets

Current assets:
   Cash and equivalents                                             $1,401                 $2,211
   Short-term investments                                              219                    269
   Accounts receivable (net of allowance for doubtful
        accounts of $301 and $270, respectively)                     2,083                    876
   Inventories                                                         864                    908
   Prepaid expenses                                                      3                      9
   Deferred income taxes                                               237                    359
                                                                       ---                    ---
        Total current assets                                         4,807                  4,632
                                                                     -----                  -----

Other assets                                                           181                    181
                                                                       ---                    ---
        Total assets                                                $4,988                 $4,813
                                                                    ======                 ======

Liabilities and Stockholders' Equity

   Current liabilities:
   Note payable                                                       $ --                   $  8
   Accounts payable and accrued expenses                               621                    146
   Accrued compensation                                                 --                    375
   Income taxes payable                                                 32                    331
                                                                       ---                    ---
        Total current liabilities                                      653                    860

Commitments and contingencies                                           --                     --

Stockholders' equity:
   Preferred stock                                                      --                     --
   Common stock                                                         61                     64
   Less: Treasury stock, at cost                                        --                   (247)
   Additional paid-in capital                                        3,322                  3,763
   Accumulated earnings                                                952                    373
                                                                       ---                    ---

        Total stockholders' equity                                   4,335                  3,953
                                                                     -----                  -----
        Total liabilities and stockholders' equity                  $4,988                 $4,813
                                                                    ======                 ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)



                                        Thirteen         Thirteen        Twenty-six       Twenty-six
                                       weeks ended     weeks ended      weeks ended       weeks ended
                                      June 30, 2001    July 1, 2000    June 30, 2001     July 1, 2000
                                      -------------    ------------    -------------     ------------
Net sales                                 $4,641         $3,847            $8,059           $6,872
Cost of sales                              3,168          2,363             5,300            4,292
                                           -----          -----             -----            -----
        Gross profit                       1,473          1,484             2,759            2,580
                                           -----          -----             -----            -----

Operating expenses:
   Selling                                   480            468               872              783
   Marketing                                  50             90               140              134
   Research and development                  128            107               255              206
   General and administrative                288            292               586              558
                                             ---            ---               ---              ---
                                             946            957             1,853            1,681
                                             ---            ---             -----            -----

Operating income                             527            527               906              899

Interest income                               17             16                46               31
                                              --             --                --               --
Income before income taxes                   544            543               952              930

Income taxes                                 212            211               373              368
                                             ---            ---               ---              ---

Net income                                  $332           $332              $579             $562
                                            ====           ====              ====             ====

Weighted average common
   shares outstanding:
        Basic                              6,146          6,341             6,183            6,323
                                           =====          =====             =====            =====
        Diluted                            7,354          7,833             7,381            7,751
                                           =====          =====             =====            =====

Net income per share:
        Basic                              $0.06          $0.05             $0.09            $0.09
                                           =====          =====             =====            =====
        Diluted                            $0.05          $0.04             $0.08            $0.07
                                           =====          =====             =====            =====




            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)



                                                   Twenty-six       Twenty-six
                                                     weeks            weeks
                                                     ended            ended
                                                 June 30, 2001     July 1, 2000
                                                 -------------     ------------




Cash flows from operating activities, net             $(605)          $(185)

Cash flows from financing activities                   (205)             39
                                                       ----             ---
        Net change in cash                             (810)           (146)

Cash and equivalents at beginning of period           2,211           1,693
                                                      -----           -----

Cash and equivalents at end of period                 1,401           1,547
                                                      =====           =====

Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
        Interest                                        $--              $2
                                                        ===              ==
        Income taxes                                   $550            $129
                                                       ====            ====

Noncash financing activity:
    The Company has retired 219 shares of its common stock held in treasury, at a cost of $444 during the twenty-six weeks ended June 30, 2001.




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

Note 2:   Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the twenty-six week period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31.

Note 3:   Inventories

          The composition of inventories is as follows:

                                           June 30, 2001      December 30, 2000
                                           -------------      -----------------

          Finished products                    $555                   $658
          Raw materials and packaging           309                    250
                                                ---                    ---
                                               $864                   $908
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

Note 6:   Earnings Per Share

          Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding adjusted for the incremental shares attributed to stock options.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen        Thirteen       Twenty-six       Twenty-six
                                                       Weeks           Weeks           Weeks            Weeks
                                                       Ended           Ended           Ended            Ended
                                                   June 30, 2001   July 1, 2000    June 30, 2001     July 1, 2000
                                                   -------------   ------------    -------------     ------------
Numerator
   Net income-basic . . . . . . . . . . . . . .         $332           $332             $579              $562
                                                        ====           ====             ====              ====
   Net income-diluted . . . . . . . . . . . . .         $332           $332             $579              $562
                                                        ====           ====             ====              ====

Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . . .        6,146          6,341            6,183             6,323
                                                       -----          -----            -----             -----
Effect of dilutive securities
        Stock options . . . . . . . . . . . . .        1,208          1,492            1,198             1,428
                                                       -----          -----            -----             -----
   Denominator for diluted earnings per share          7,354          7,833            7,381             7,751
                                                       -----          -----            -----             -----

   Earnings per share
        Basic . . . . . . . . . . . . . . . . .        $0.06          $0.05            $0.09             $0.09
                                                       =====          =====            =====             =====
        Diluted . . . . . . . . . . . . . . . .        $0.05          $0.04            $0.08             $0.07
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

Results of Operations

Thirteen  Weeks Ended June 30, 2001 Compared  with Thirteen  Weeks Ended
July 1, 2000
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended June 30, 2001 increased by $794,000, or 21%, to $4,641,000, from the sales level realized for the thirteen weeks ended July 1, 2000. In the 2001 period, sales of hard pack Tofutti increased by $517,000 while food product sales increased by $277,000. Our gross profit for the current quarter decreased by $11,000 and our gross profit percentage decreased to 32% compared to 39% for the same period last year. Our gross profit was negatively impacted by two factors. First, we continued to absorb significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. The second factor was our recording as an expense in the second quarter of certain new product introduction allowances. These allowances had the effect of reducing our net sales during the period.

We anticipate that our sales will continue to increase during the balance of the current fiscal year on a comparative basis to last year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, we are making a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require us to increase spending for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations. Additionally, our cost of sales during the quarter was adversely impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect that our operating expenses during the remainder of 2001 will continue to be adversely affected by such costs and that these increased expenses will offset most of the additional gross profit generated by the increase in sales. We expect the cost of packaging to remain at its current high level for the foreseeable future.

Selling expenses increased by 3% to $480,000 for the current fiscal quarter compared with $468,000 for the comparable period in 2000. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2001. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing expenses decreased 44% to $50,000 in 2001 compared to $90,000 in 2000 due primarily to a reduction in spending for artwork and plates for new product package design.

Research and development costs, which consist principally of salary expenses, increased to $128,000 for the thirteen weeks ended June 30, 2001 compared to $107,000 for the comparable period in 2000. This increase was mainly attributable to increased costs for payroll, lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses decreased slightly to $288,000 for the current quarter compared with $292,000 for the comparable period in 2000.

Interest income was $17,000 for the current fiscal quarter as compared with $16,000 for the comparable period in 2000. The increase was primarily attributable to the higher level of funds available for investment in the current period, which was offset by lower interest rates.

Twenty-Six  Weeks Ended June 30, 2001 Compared with Twenty-Six  Weeks Ended
July 1, 2000
--------------------------------------------------------------------------------

Net sales for the twenty-six weeks ended June 30, 2001 increased by $1,187,000, or 17%, to $8,059,000, from the sales level realized for the twenty-six weeks ended July 1, 2000. In the 2001 period, sales of hard pack Tofutti increased by $568,000 while food product sales increased by $619,000. As a result of the increase in sales, our gross profit for the current period increased by $179,000, and our gross profit percentage decreased to 34% compared to 38% for the same period last year. We did not achieve our historical gross margins during this period due to the increased expenses associated with the introduction of new products and the significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold.

Selling expenses increased 11% to $872,000 for the twenty-six weeks ended June 30, 2001 compared to $783,000 for the twenty-six weeks ended July 1, 2000. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2001. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing expenses increased slightly to $140,000 in 2001 compared to $134,000 in 2000 due primarily to an increase in spending for artwork and plates for new product package design and for coupon expense, due to an increased rate of coupon redemption.

Research and development costs, which consist principally of salary expenses, increased to $255,000 for the twenty-six weeks ended June 30, 2001 compared to $206,000 for the comparable period in 2000. This increase was mainly attributable to increased costs for payroll, lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $586,000 for the current period compared with $558,000 for the comparable period in 2000 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest income was $46,000 for the current fiscal quarter as compared with $31,000 for the comparable period in 2000. The increase was primarily attributable to the higher level of funds available for investment in the current period.

Income before income tax increased by $22,000 to $952,000 for the twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended July 1, 2000 resulting in an increase in income tax expense of $5,000.

Liquidity and Capital Resources

At June 30, 2001, our working capital was $4,154,000, an increase of $382,000 from December 30, 2000. Our cash and cash equivalents decreased to $1,401,000 at June 30, 2001 from $2,211,000 at December 30, 2000, as a result of the use of $810,000 during the 2001 period to support our higher level of operating activities and to fund our continuing stock buy-back program. At the end of the twenty-six week period, accounts receivable increased by $1,207,000 from December 30, 2000 due to the higher sales level in the first six months of 2001 as compared to the first six months of 2000. Inventories and prepaid expenses decreased by $44,000 and $6,000 respectively, compared to their balances at December 30, 2000. Current deferred income taxes decreased $122,000 due to the utilization of assets in the current period. At June 30, 2001, accounts payable and accrued liability increased by $475,000 to $621,000 reflecting the higher level of expenditures associated with the sales and inventory increases during the first six months of 2001. Income taxes payable decreased $299,000, which reflects a $146,000 payment towards the prior year's liability and the prepayments towards this year's provision.

Our Board of Directors authorized a buy-back of 250,000 shares of common stock in the fourth quarter of 2000 and authorized the repurchase of an additional 250,000 shares on May 30, 2001. As of June 30, 2001, 218,900 shares had been repurchased. We expect the Board will reassess the buy-back program at the end of this year.

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.        Submission of Matters to a Vote of Shareholders

               During the thirteen week period ended June 30, 2001, we held our Annual Meeting of Shareholders.

               At the meeting, held on May 24, 2001, our shareholders voted for:

               1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2002 Annual Meeting of Shareholders.

                                            For           Against      Abstained
                                            ---           -------      ---------
               David Mintz               6,034,332         38,757          -
               Aron Forem                6,034,332         38,757          -
               Reuben Rapoport           6,034,182         38,907          -
               Franklyn Snitow           6,028,332         38,757          -
               Jeremy Wiesen             6,028,332         38,757          -


               2. The ratification of the appointment of Wiss & Company LLP to examine the Company's accounts for 2001.

                                            For           Against      Abstained
                                            ---           -------      ---------
                                         6,073,089         30,550         4,589

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1*           Certificate of Incorporation, as amended through February 1986.

3.1.1**        March 1986 Amendment to Certificate of Incorporation.

3.2*           By-laws.

4.1***         Copy of the Registrant's Amended 1993 Stock Option Plan.

99****         Additional Information Regarding Forward-Looking Statements.

------------------

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

**** Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 30, 2000 and hereby incorporated by reference thereto.

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


Date: August 14, 2001