Form 10QSB
period 2001-09-29
TOFUTTI BRANDS INC
filed 2001-11-13
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X      Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
---     Act of 1934 for the quarterly period ended September 29, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 9, 2001 the Issuer had 6,112,567 shares of Common Stock, par value $.01, outstanding.

        Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                               TOFUTTI BRANDS INC.


                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.   Condensed Balance Sheets - September 29, 2001
             (Unaudited) and December 30, 2000 (Audited)                       3

          Condensed  Statements  of Income -
             (Unaudited)  -  Thirteen  and Thirty-nine
             week periods ended September 29, 2001 and
             September 30, 2000                                                4

          Condensed  Statements  of Cash Flows -
             (Unaudited)  - Thirty-nine week periods
             ended September 29, 2001 and
             September 30, 2000                                                5

          Notes to Condensed Financial Statements -
             (Unaudited)                                                     6-8

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     9-12


Part II - Other Information:

Item 4.   Submission of Matters to a Vote of Shareholders                     13

Item 6.   Exhibits and Reports on Form 8-K                                    13

          Signatures                                                          14

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                              September 29, 2001     December 30, 2000
                                                              ------------------     -----------------
                                                                  (Unaudited)              (Audited)
Assets

Current assets:
   Cash and equivalents                                                $1,985                 $2,211
   Short-term investments                                                  --                    269
   Accounts receivable (net of allowance for doubtful
         accounts of $312 and $270, respectively)                       1,930                    876
   Inventories                                                            738                    908
   Prepaid expenses                                                        23                      9
   Deferred income taxes                                                  221                    359
                                                                          ---                    ---
        Total current assets                                            4,897                  4,632
                                                                        -----                  -----

Other assets                                                              187                    181
                                                                          ---                    ---
        Total assets                                                   $5,084                 $4,813
                                                                       ======                 ======

Liabilities and Stockholders' Equity

   Current liabilities:
   Note payable                                                        $   --                 $    8
   Accounts payable and accrued expenses                                  455                    146
   Accrued compensation                                                    --                    375
   Income taxes payable                                                    20                    331
                                                                          ---                    ---
        Total current liabilities                                         475                    860

Commitments and contingencies                                              --                     --

Stockholders' equity:
   Preferred stock                                                         --                     --
   Common stock                                                            61                     64
   Less: Treasury stock, at cost                                           --                   (247)
   Additional paid-in capital                                           3,280                  3,763
   Accumulated earnings                                                 1,268                    373
                                                                        -----                    ---

        Total stockholders' equity                                      4,609                  3,953
                                                                        -----                  -----
        Total liabilities and stockholders' equity                     $5,084                 $4,813
                                                                       ======                 ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                      Thirteen          Thirteen        Thirty-nine       Thirty-nine
                                     weeks ended      weeks ended       weeks ended       weeks ended
                                   Sept. 29, 2001    Sept. 30, 2000    Sept. 29, 2001   Sept. 30, 2000
                                   --------------    --------------    --------------   --------------

Net sales                               $4,324           $3,603           $12,383          $10,474
Cost of sales                            2,902            2,226             8,202            6,517
                                         -----            -----             -----            -----
        Gross profit                     1,422            1,377             4,181            3,957
                                         -----            -----             -----            -----

Operating expenses:
   Selling                                 436              446             1,308            1,228
   Marketing                                87               60               228              193
   Research and development                114               92               369              299
   General and administrative              288              232               874              791
                                           ---              ---               ---              ---
                                           925              830             2,779            2,511
                                           ---              ---             -----            -----

Operating income                           497              547             1,402            1,446

Interest income                             22               26                69               57
                                            --               --                --               --
Income before income taxes                 519              573             1,471            1,503

Income taxes                               203              239               576              607
                                           ---              ---               ---              ---

Net income                                $316             $334              $895             $896
                                          ====             ====              ====             ====

Weighted average common
   shares outstanding:
        Basic                            6,142            6,355             6,171            6,333
                                         =====            =====             =====            =====
        Diluted                          7,414            7,596             7,381            7,703
                                         =====            =====             =====            =====

Net income per share:
        Basic                            $0.05            $0.05             $0.15            $0.14
                                         =====            =====             =====            =====
        Diluted                          $0.04            $0.04             $0.12            $0.12
                                         =====            =====             =====            =====






            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)


                                                     Thirty-nine            Thirty-nine
                                                        weeks                  weeks
                                                        ended                  ended
                                                  September 29, 2001    September 30, 2000
                                                  ------------------    ------------------



Cash flows from operating activities, net               $(248)                  $  328

Cash flows from investing activities                      269                       --

Cash flows from financing activities                     (247)                     (17)
                                                         ----                     ----
        Net change in cash                               (226)                     311

Cash and equivalents at beginning of period             2,211                    1,693
                                                        -----                    -----

Cash and equivalents at end of period                   1,985                    2,004
                                                        =====                    =====

Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
        Interest                                          $--                       $2
                                                          ===                       ==
        Income taxes                                     $747                     $389
                                                         ====                     ====

Noncash financing activity:
    The Company has retired 253 shares
    of its common stock held in treasury,
    at a cost of $518 during the thirty-nine weeks ended September 29, 2001.




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

Note 2:   Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31.

Note 3:   Inventories

          The composition of inventories is as follows:

                                         September 29, 2001    December 30, 2000
                                         ------------------    -----------------

          Finished products                      $526                 $658
          Raw materials and packaging             212                  250
                                                  ---                  ---
                                                 $738                 $908
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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen         Thirteen       Thirty-nine      Thirty-nine
                                                       Weeks           Weeks            Weeks            Weeks
                                                       Ended           Ended            Ended            Ended
                                                  Sept. 29, 2001   Sept. 30, 2000  Sept. 29, 2001   Sept. 30, 2000
                                                  --------------   --------------  --------------   --------------
Numerator
   Net income-basic . . . . . . . . . . . . . .         $316            $334            $895               $896
                                                        ====            ====            ====               ====
   Net income-diluted . . . . . . . . . . . . .         $316            $334            $895               $896
                                                        ====            ====            ====               ====

Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . . .        6,142           6,355           6,171              6,333
                                                       -----           -----           -----              -----

Effect of dilutive securities
        Stock options . . . . . . . . . . . . .        1,272           1,241           1,210              1,370
                                                       -----           -----           -----              -----
   Denominator for diluted earnings per share          7,414           7,596           7,381              7,703
                                                       -----           -----           -----              -----

   Earnings per share
        Basic . . . . . . . . . . . . . . . . .        $0.05           $0.05           $0.15              $0.14
                                                       =====           =====           =====              =====
        Diluted . . . . . . . . . . . . . . . .        $0.04           $0.04           $0.12              $0.12
                                                       =====           =====           =====              =====


                                        8

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

Results of Operations

Thirteen Weeks Ended September 29, 2001 Compared with Thirteen Weeks
Ended September 30, 2000
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended September 29, 2001 increased by $721,000, or 20%, to $4,324,000, from the sales level realized for the thirteen weeks ended September 30, 2000. In the 2001 period, sales of hard pack Tofutti increased by $478,000 while food product sales increased by $243,000. Our gross profit for the current quarter increased by $45,000 and our gross profit percentage decreased to 33% compared to 38% for the same period last year. Our gross profit was negatively impacted by two factors. First, we continued to absorb significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. The second factor was our recording as an expense in the third quarter of certain new product introduction allowances. These allowances had the effect of reducing our net sales during the period.

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

Selling expenses decreased slightly to $436,000 for the current fiscal quarter compared with $446,000 for the comparable period in 2000. Marketing expenses increased 45% to $87,000 in 2001 compared to $60,000 in 2000 due primarily to an increase in spending for point of sale materials and for coupon expense, due to an increased rate of coupon redemption.

Research and development costs, which consist principally of salary expenses, increased to $114,000 for the thirteen weeks ended September 29, 2001 compared to $92,000 for the comparable period in 2000. This increase was mainly attributable to increased costs for payroll, lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $288,000 for the current quarter compared with $232,000 for the comparable period in 2000 due to higher expenses for payroll and outside professional services.

Interest income was $22,000 for the current fiscal quarter as compared with $26,000 for the comparable period in 2000. The decrease was primarily attributable to the lower level of funds available for investment in the current period and lower interest rates.

Thirty-Nine Weeks Ended September 29, 2001 Compared with Thirty-Nine Weeks
Ended September 30, 2000
--------------------------------------------------------------------------------

Net sales for the thirty-nine weeks ended September 29, 2001 increased by $1,909,000, or 18%, to $12,383,000, from the sales level realized for the thirty-nine weeks ended September 30, 2000. In the 2001 period, sales of hard pack Tofutti increased by $1,047,000 while food product sales increased by $862,000. As a result of the increase in sales, our gross profit for the current period increased by $224,000, and our gross profit percentage decreased to 34% compared to 38% for the same period last year. We did not achieve our historical gross margins during this period due to the increased expenses associated with the introduction of new products and the significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold.

Selling  expenses  increased 7% to $1,308,000  for the  thirty-nine  weeks ended
September 29, 2001 compared to $1,228,000 for the thirty-nine weeks ended September 30, 2000. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2001. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing expenses increased to $228,000 in 2001 compared to $193,000 in 2000 due primarily to an increase in spending for artwork and plates for new product package design, point of sale materials and for coupon expense, due to an increased rate of coupon redemption.

Research and development costs, which consist principally of salary expenses, increased to $369,000 for the thirty-nine weeks ended September 29, 2001 compared to $299,000 for the comparable period in 2000. This increase was mainly attributable to increased costs for payroll, lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $874,000 for the current period compared with $791,000 for the comparable period in 2000 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest income was $69,000 for the current fiscal quarter as compared with $57,000 for the comparable period in 2000.


Income before income tax decreased slightly by $32,000 to $1,471,000 for the thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 30, 2000 resulting in a decrease in income tax expense of $31,000.


Liquidity and Capital Resources

At September 29, 2001, our working capital was $4,422,000, an increase of $650,000 from December 30, 2000. Our cash and cash equivalents decreased to $1,985,000 at September 29, 2001 from $2,211,000 at December 30, 2000, as a result of the use of $226,000 during the 2001 period to support our higher level of operating activities and to fund our continuing stock buy-back program. At the end of the thirty-nine week period, accounts receivable increased by $1,054,000 from December 30, 2000 due to the higher sales level in the first nine months of 2001 as compared to the first nine months of 2000. Inventories decreased by $170,000, while prepaid expenses increased by $14,000 to $23,000 as of September 29, 2001. Current deferred income taxes decreased $138,000 due to the utilization of assets in the current period. At September 29, 2001, accounts payable and accrued liability increased by $309,000 to $455,000 reflecting the higher level of expenditures associated with the sales increase during the first nine months of 2001. Income taxes payable decreased $311,000 to $20,000 as of September 29, 2001.

Our Board of Directors authorized a buy-back of 250,000 shares of common stock in the fourth quarter of 2000 and authorized the repurchase of an additional 250,000 shares on May 30, 2001. As of September 29, 2001, 252,600 shares had been repurchased. We expect the Board will reassess the buy-back program at the end of this year.

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


Date: November 13, 2001