Form 10KSB
period 2001-12-29
TOFUTTI BRANDS INC
filed 2002-04-11
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2001

                         Commission File Number: 1-9009

                               TOFUTTI BRANDS INC.
                 (Name of small business issuer in its charter)

                Delaware                                       13-3094658
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 50 Jackson Drive, Cranford, New Jersey                           07016
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (908) 272-2400

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                      Name of each exchange
         -------------------                        on which registered
Common Stock, par value $.01 per share              -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $16,254,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 20, 2002 was $6,455,000.

As of March 20, 2002, the Registrant had 6,131,267 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format      Yes    No  x.
                                                      ---    ---

     This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1 - Business.

Item 1. Description of Business

GENERAL

     We are engaged in the development, production and marketing of TOFUTTI(R) brand nondairy frozen desserts and other food products. TOFUTTI products are nondairy, soy-based products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

     During 2001, we introduced several new products. Among them were a frozen dessert stick novelty, Totally Fudge Pops(R), and Super Soy Supreme, a frozen dessert which is sold in 500 ml (17 oz.) containers. Both are made with organic sugar and have no gluten added. We also introduced two new Cutie flavors, Cookies & Cream and Coffee Break, as well as a no sugar added vanilla Cutie.

     We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered office and principal executive offices are located at 50 Jackson Drive, Cranford, New Jersey 07016, our telephone number is 908-272-2400 and our email address is tofuttibrands@aol.com.

STRATEGY

     Our objective is to be a leading provider of nondairy, soy-based food products, primarily frozen desserts and soy-cheese products, to supermarkets and health food stores. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or lactose to these markets. We believe that our ability to offer a wide range of nondairy, soy-based parve kosher products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

     o Premium TOFUTTI(R) nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer pint containers of premium, hard frozen TOFUTTI in seven flavors: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch and Better Pecan(R). Premium TOFUTTI soft serve mix is available in three flavors: Vanilla, Chocolate and Peanut Butter.

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

     o TOFUTTI SUPER SOY SUPREME(TM), made with organic cane juice crystals and with no gluten added, is for those individuals looking for a delicious tasting, nondairy frozen dessert without refined sugar or artificial sweeteners. It is available in 500 ml (17 oz.) containers and comes in four flavors: Bella Vanilla(TM), New York, New York Chocolate(TM), Cool Cappuccino(TM), and Plum Krazy(TM).

     o TOFUTTI SUNDAE HALF GALLONS offer the diet conscious consumer a fat free, no sugar added, nondairy frozen dessert with the taste and texture of premium TOFUTTI. These half gallons are currently available in Vanilla Fudge Sundae, Vanilla Strawberry Sundae and Vanilla.

     o TOFUTTI CUTIES(R), our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies & Cream, Chocolate, Coffee, Peanut Butter, Mint Chocolate Chip or Wild Berry filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case.

     o No sugar added TOFUTTI CUTIES not only have the same great taste and health benefits of our regular CUTIES, but combine a creamy no sugar added vanilla filling with a crispy, great tasting no sugar added wafer.

     o TOFUTTI TOO-TOO'S are frozen dessert cookie sandwiches combining creamy and delicious TOFUTTI with a round, chocolate chip cookie. TOO-TOO'S are available in Vanilla and Vanilla Chocolate Chip.

     o TOTALLY FUDGE POPS(R) and CHOCOLATE FUDGE TREATS are stick novelties that offer the consumer the same taste as real fudge bars. TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS have only 30 calories per bar.

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

     o HIP HIP HOORAY BARS(TM) are no sugar added stick novelties that combine creamy vanilla TOFUTTI with a chocolate center covered in a thick dark chocolate coating.

     o MARRY ME BARS(TM) are stick novelties that feature creamy vanilla TOFUTTI surrounded with a dark chocolate coating. Made with organic sugar, MARRY ME BARS also have no gluten added.

     o The TOFUTTI CUTIE PIE is a premium novelty treat on a stick that combines a rich, creamy TOFUTTI vanilla or chocolate center covered with a chocolate coating.

     o TOFUTTI ROCK N ROLL FROZEN DESSERT CAKE offers the Tofutti consumer an upscale, nondairy frozen dessert alternative to dairy ice cream cakes.

     o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Wild Berry, Smoked Salmon, Cheddar, Garlic & Herb and Garden Veggie. The plain version is also available in 30 lb. bulk boxes, while certain select flavors are available in 5 lb. containers.

     o TOFUTTI LOW FAT BETTER THAN CREAM CHEESE(R) has half the fat and calories of the original BETTER THAN CREAM CHEESE with the same great taste. It is available in Plain and Herbs & Chives flavors.

     o SOUR SUPREME(R) is similar in taste and texture to traditional sour cream, but is milk and butterfat free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the benefits of being dairy free. The 12 oz. retail packages are available in Plain and Guacamole. The plain version is also available in 30 lb. bulk boxes.

     o TOFUTTI SOY-CHEESE SLICES(TM)offer consumers a delicious nondairy, vegan alternative to regular cheese slices. Available in individually wrapped 8 oz. packages,

          TOFUTTI SOY-CHEESE SLICES come in three flavors: Mozzarella, American, and Roasted Garlic.

     o TOFUTTI POTATO PANCAKES offer the consumer a snack or dinner side dish that combines a delicious mixture of potatoes and our nondairy sour cream, SOUR SUPREME.

     o TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three square slices to a package and is available in the freezer case in select supermarkets and health food stores.

     o    TOFUTTI  PIZZA  BAGELS  feature   TOFUTTI's  dairy  free  BETTER  THAN
          MOZZARELLA CHEESE and tomato sauce on a bagel.

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

     o EGG WATCHERS(R) is a fat free replacement for whole eggs that has the taste, nutrition, and versatility of whole eggs without the fat and cholesterol and with 60% fewer calories. EGG WATCHERS can be used in virtually all recipes that require whole eggs. It appeals to those consumers who are concerned about lowering dietary cholesterol and fat levels, but do not want to give up the great taste and good nutritional values of whole eggs.

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

     o TOFUTTI candy bars combine a rich, delicious chocolate with soy protein that not only tastes good, but is also nutritious. The bars come in four different varieties: Ipsy Pipsy, with hazelnut cream, plain chocolate, chocolate with crisped rice, and chocolate with almonds.

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

     Until May 30, 2001, the Mattus Ice Cream Company distributed our nondairy frozen dessert products to supermarket accounts in the metropolitan New York area. After that date, Ice Cream Partners USA, LLC, or ICP, a subsidiary of Nestle, became our New York metropolitan area distributor, as well our distributor in the Southern New Jersey-Philadelphia area, Maryland, Delaware and Northern Virginia. ICP, formerly known as Haagen Dazs, has also been our distributor of frozen desserts in the Southeastern United States for the last eleven years. Total sales to Mattus and ICP in the New York metropolitan area were $1,253,000 or 8% of sales in 2001 as compared to $1,283,000 or 10% of sales in 2000. We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Denver, Detroit, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Richmond, San Francisco, Seattle and Tampa.

     We distribute our products through twenty-six distributors in the national health food market. Our sales to health food distributors in 2001 were $8,007,000 or 49% of sales as compared to $6,536,000 or 49% of sales in 2000. In 2001, sales to Trader Joe's, a West Coast based health food supermarket chain, were $2,785,000 or 17% of sales as compared to $2,070,000 or 16% of sales in 2000. Overall, West Coast sales were $4,019,000 or 25% of our sales in 2001, as compared to $3,377,000 or 25% of sales in 2000. Florida, another major geographical market for us, saw sales increase to $1,824,000 or 11% of sales in 2001 compared to $1,350,000 or 10% of sales in 2000. We continue to have a strong presence in the kosher market, with sales of $1,040,000 or 6% of sales in 2001, as compared with sales of $824,000 or 6% of sales in 2000. During 2001, our sales to food service accounts increased to $1,117,000 or 7% of sales, as compared with sales of $1,005,000 or 7% of sales in 2000.

     During 2001, we shipped TOFUTTI nondairy products to distributors in Australia, Belgium, Bermuda, Canada, England, France, Germany, Israel, Jamaica, Kuwait, Mexico, the Netherlands, Panama, Portugal, Spain, Sweden and the United Arab Emirates. Sales to foreign distributors increased modestly to $1,384,000 or 9% of sales in 2001, as compared to $1,248,000 or 9% of sales in 2000. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

     We expect the favorable sales trend in the national health food, West Coast, kosher and food service markets to continue in 2002.

COMPETITION

     TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts. We believe that we are a leader in the nondairy frozen dessert product market and have the most complete line of nondairy frozen dessert products. Other soy-based frozen dessert products are presently being sold in both soft serve and hard frozen form throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition from both nondairy and dairy competitive products marketed by companies with significantly greater resources than we have.

RESEARCH AND DEVELOPMENT

     During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of our current products. In 2001 and 2000, our research and development expenses were $483,000 and $397,000, respectively. These amounts do not include any portion of Mr. Mintz's salary.

PRODUCTION

     All of our  products  are  manufactured  by  co-packers  to whom we  supply certain key ingredients for the manufacturing processes. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer. We currently utilize a total of fourteen co-packers, including one in the United Kingdom and one in Israel.

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

     KOF-K Kosher Supervision, or KOF-K, of Teaneck, New Jersey provides us with our kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. We believe that our ability to successfully market and distribute our products is dependent upon our continued compliance with the requirements of rabbinical certification. All TOFUTTI products meet the requirements for certification as kosher-parve.

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

     Our United States product labels are subject to regulation by the United States Food and Drug Administration, or the FDA. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Our labels, ingredients and manufacturing processes are subject to inspection by the FDA. We believe that we are in compliance with current labeling requirements.

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

EMPLOYEES

     On December 29, 2001, we employed eleven persons on a full-time basis, the same number employed as of December 30, 2000. We consider our relations with our employees to be good.

RISK FACTORS

     Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment.

     Dependence on Independent Distributors. Historically, we have been dependent on maintaining satisfactory relationships with our various health food distributors, Ice Cream Partners USA, LLC, our frozen dessert distributor in the metropolitan New York area, the Southern New Jersey-Philadelphia area, Maryland, Delaware and Northern Virginia, and the Southeast and other independent distributors that have acted as our distributors. Our health food distributors accounted for 49% of our sales in 2001. While we believe that our relationships with our distributors have been satisfactory and have been instrumental in our growth, we have at times experienced difficulty in maintaining such relationships to our satisfaction. Since available distribution alternatives are limited, there can be no assurance that difficulties in maintaining satisfactory relationships with our distributors will not have a material adverse effect on our business in the future.

     Recent Growth in Sales and Earnings. In 2001, our net sales increased 22% to $16,254,000 from $13,343,000 in 2000. The successful introduction of innovative products on a periodic basis has become increasingly important to our sales growth. Accordingly, the future degree of market acceptance of any of our new products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

     Competitive Environment. The frozen dessert and health food markets are highly competitive. The ability to successfully introduce innovative products on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets.

     Our Operating Results Vary Quarterly And Seasonally. We have often recognized a slightly greater portion of revenues in the second and third quarter of the year and in the last month, or even weeks, of a quarter. Our expense levels are substantially based on our expectations for future revenues and are therefore relatively fixed in the short-term. If revenue levels fall below expectations, our quarterly results are likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses varies with its revenues. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts. Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors. In such event, it is likely that the price of our common stock would be materially adversely affected.

     Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 70), Chief Executive Officer, Steven Kass (age 50), Chief Financial Officer, and Reuben Rapoport (age 71), Director of Product Development. The loss of the services of any of these persons could have a material adverse effect on our business.

     Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds shares representing approximately 47% of the outstanding shares of common stock, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

     We Are Subject To Risks Associated With International Operations. In 2001 approximately 9% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.

     International operations are subject to inherent risks, including the following:

     o the impact of possible recessionary environments in multiple foreign markets;

     o longer receivables collection periods and greater difficulty in accounts receivable collection;

     o    unexpected changes in regulatory requirements;

     o    potentially adverse tax consequences; and

     o    political and economic instability.

     We may be adversely affected by fluctuations in currency exchange rates. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales and, consequently, our business, operating results and financial condition.

     We May Require Additional Capital In The Future. Our working capital requirements and the cash flow provided by our operating activities are likely to vary from quarter to quarter, depending on the timing of orders and deliveries, the build-up of inventories, and the payment terms offered to customers. We anticipate that our existing capital resources, will be adequate to satisfy our working capital and capital expenditure requirements for at least 12 months. No assurance can be given that we will not consume an unexpected and significant amount of our available resources. Our future capital requirements will depend on many factors, including continued progress in our expansion plans and the success of new product introductions. To the extent that the funds generated from our operations are insufficient to fund our operating and financial requirements, we may be required to raise additional funds through public or private financings or other sources. Any equity or debt financings, if available at all, may cause dilution to our then-existing shareholders. If additional funds are raised through the issuance of equity securities, the net tangible book value per share of our common shares may decrease and the percentage ownership of then current shareholders may be diluted. We do not have any committed sources of additional financing, and there can be no assurance that additional financing, if necessary, will be available on commercially reasonable terms, if at all. If adequate funds are not available, our business, financial condition and results of operations would be materially and adversely affected.

     Our Stock Price Is Subject To Volatility. The market price of our common stock has been subject to fluctuation in the past and may be subject to wide fluctuations in the future in response to announcements concerning us or our competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, general market conditions in the industry, developments in the financial markets and other factors.

     We Do Not Intend To Pay Cash Dividends. Our policy is to retain earnings, if any, for use in our business and, for this reason, we do not intend to pay cash dividends on our shares of common stock in the foreseeable future.


Item 2. Description of Properties

     Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for us with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our annual rental expense was $68,000 in 2001. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

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

     None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                          High             Low
-------------                         -----            -----
April 1, 2000................         $5.00            $1.63
July 1, 2000.................          3.50             2.00
September 30, 2000...........          2.63             1.75
December 30, 2000............          2.56             1.75
March 31, 2001...............          2.44             1.88
June 30, 2001................          2.37             1.75
September 29, 2001...........          2.75             2.00
December 29, 2001............          2.49             2.00

     As of March 20, 2002, there were approximately 849 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 2,200 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements.

Fifty-two Weeks Ended December 29, 2001 Compared with Fifty-two Weeks Ended December 30, 2000
----------------------------------------------------------------------------

     Net sales for the fifty-two weeks ended December 29, 2001 were $16,254,000, an increase of $2,911,000 or 22% from the sales level realized for the fifty-two weeks ended December 30, 2000. In the 2001 period, nondairy frozen dessert product sales and food product sales increased by $1,762,000 and $1,149,000, respectively, from the 2000 period. The increases in nondairy frozen dessert sales and food product sales were attributable to an increase in sales of all categories of frozen dessert products and food products. Our gross profit in 2001 increased by $553,000 or 11% due primarily to the sales increase, while our gross profit percentage decreased to 35% from 39% in 2000. Our gross profit percentage continues to be adversely affected by start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. We anticipate that while our gross profit will increase due to increased sales in 2002, our gross profit percentage will not improve due to manufacturing start-up costs and promotional allowances associated with the planned introduction of new products in 2002. In order to improve the gross profit percentage, we have initiated a series of price increases that will commence in the second quarter of 2002.

     Based on recent sales trends, we expect continued sales increases in our frozen dessert and food product lines and in most customer categories.

     Selling expenses increased $172,000 or 10% to $1,896,000 for the current fiscal year from $1,724,000 in the 2000 period. This increase was caused primarily by increases in freight ($90,000), outside warehouse ($27,000), commissions ($84,000) and travel and entertainment ($56,000) expenses. The increased freight expense, a variable expense, is attributable to the increase in sales and the increased cost of fuel. We do not anticipate a significant reduction in the cost of shipping in the foreseeable future. The increase in warehouse expense is attributable to an increase in inventory to support our increased level of operations and the increase in operating costs at our outside warehouses. The increase in commissions and travel and entertainment expense is directly related to the increase in sales. These increases were partially offset by a reduction of bad debt expense ($20,000) and trade show expense ($52,000).

     Marketing expenses increased by $114,000 in 2001 to $391,000. This increase is primarily attributable to a $97,000 increase in promotion and product demonstration expenses. We believe that these types of marketing expenses are a cost effective way to market and sell our products.

     Research and development expenses increased to $483,000 in 2001 as compared to $397,000 in 2000. This increase was due to the hiring of one additional employee and additional research and development expenses associated with our new products. These additional expenses consist mainly of start-up costs incurred at new co-packing facilities, including additional Kosher supervision costs. Our management expects that research and development costs will continue at a slightly higher level for 2002.

     General and administrative expenses were $1,381,000 for the 2001 period as compared with $1,288,000 for the comparable period in 2000, an increase of $93,000 or 7%. The $93,000 increase was due primarily to a $70,000 increase in payroll and office expenses.

     Interest income was $84,000 for the fifty-two week period ended December 29, 2001 as compared with interest income of $105,000 for the fifty-two week period ended December 30, 2000. The decrease in interest income was primarily attributable to the lower interest rate available for investment of our funds. There was no interest expense in 2001 compared to $2,000 for the year ended December 30, 2000. Other income also increased by approximately $184,000 due to over-accruals of income tax expense in prior years.

     Income before income tax increased $253,000 from 2000 to 2001 resulting in an increase in tax expense of $59,000 to $671,000 in the 2001 fiscal period as compared to $612,000 in the 2000 fiscal period.

     Based on the foregoing, we had net income of $1,150,000 or $0.16 per share on a diluted basis for the fifty-two week period ended December 29, 2001 as compared with net income of $956,000 or $0.12 per share on a diluted basis for the fifty-two week period ended December 30, 2000.

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

Liquidity and Capital Resources

     At December 29, 2001, our working capital was $4,377,000, an increase of $605,000 from December 30, 2000. Our current and quick acid test ratios, both measures of liquidity, were 7.1 and 6.0, respectively, at December 29, 2001 compared to 5.4 and 3.9 at December 30, 2000. At December 29, 2001, accounts receivable increased by $585,000 to $1,461,000 from December 30, 2000, reflecting the substantial increase in sales at the end of the fourth quarter of 2001 as compared to the fourth quarter of 2000. At December 29, 2001, inventories decreased by $92,000 from December 30, 2000, reflecting an improvement in inventory. Prepaid expenses increased slightly by $1,000 to $10,000 at December 29, 2001 from December 30, 2000. Current deferred tax assets increased by $119,000 at December 29, 2001 compared to December 30, 2000. The increase in current deferred tax assets is a result of increased non-deductible items available for future tax deductions. At December 29, 2001, accounts payable and accrued expenses increased slightly from December 30, 2000 at $155,000. Accrued compensation was unchanged at $375,000 as of December 29, 2001. The decrease in income taxes payable of $144,000 to $331,000 at December 29, 2001 represents sufficient tax prepayments made in 2001 in anticipation of 2001 tax expense.

     On September 18, 2000, our Board of Directors authorized a repurchase of 250,000 shares of our common stock at prevailing market prices. During fiscal 2000 we repurchased 122,400 shares of common stock at a total cost of $247,000. On May 21, 2001, our Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. During 2001 we purchased an additional 204,000 shares for $436,000. From December 30, 2001 through March 20, 2002 we purchased an additional 55,600 shares at a cost of $117,000, bringing our total purchases to 382,000 shares at a total cost of $800,000 or $2.09 per share.

     In view of the strong financial condition of the company, our Board of Directors on February 26, 2002 authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 480,000 of his options in consideration of the payment to him of $350,000, an amount equal to the difference of 75% of the closing market price of our common stock on that date ($2.04) less the exercise price of such options.

     We do not have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations during 2002 from current resources.

Inflation and Seasonality

     We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts during those periods.

Market Risk

     We invest our excess cash, should there be any, in bank certificates of deposit and the highest rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100,000 per account.


Item 7. Financial Statements

                          Index to Financial Statements


Independent Auditors' Report.................................................F-1

Financial Statements:

Balance Sheets...............................................................F-2

Statements of Income.........................................................F-3

Statements of Changes in Stockholders' Equity................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements...........................................F-6-F-12

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tofutti Brands Inc.

     We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 29, 2001 and December 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                /s/Wiss & Company
                               WISS & COMPANY, LLP


Livingston, New Jersey
March 21, 2002

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                               December 29,       December 30,
                                                                  2001               2000
                                                               ------------       ------------
Assets
Current assets:
     Cash and equivalents                                        $2,329             $2,211
     Short-term investments                                          --                269
     Accounts receivable, net of allowance for doubtful
        accounts of $325 and $270, respectively                   1,461                876
     Inventories                                                    816                908
     Prepaid expenses                                                10                  9
     Deferred income taxes                                          478                359
                                                                    ---                ---
                Total current assets                              5,094              4,632
Other assets:
     Other assets                                                   325                181
                                                                    ---                ---
                                                                 $5,419             $4,813
                                                                 ======             ======

Liabilities and Stockholders' Equity
Current liabilities:
     Note payable                                                $   --             $    8
     Accounts payable and accrued expenses                          155                146
     Accrued compensation                                           375                375
     Income taxes payable                                           187                331
                                                                    ---                ---
                  Total current liabilities                         717                860
                                                                    ---                ---

Commitments and contingencies
Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                      --                 --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 6,091,267 shares at December 29,
         2001 and 6,354,567 shares at December 30, 2000              61                 64
     Less: Treasury stock, at cost (18,100 shares and
         122,400 shares at December 29, 2001 and
         December 30, 2000, respectively)                           (38)              (247)
     Additional paid-in capital                                   3,156              3,763
     Accumulated earnings                                         1,523                373
                                                                  -----                ---
                 Total stockholders' equity                       4,702              3,953
                                                                  -----              -----
                 Total liabilities and stockholders' equity      $5,419             $4,813
                                                                 ======             ======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)

                                        Fifty-two weeks         Fifty-two weeks
                                             ended                   ended
                                       December 29, 2001       December 30, 2000
                                       -----------------       -----------------

Net sales                                 $16,254                 $13,343
Cost of sales                              10,550                   8,192
                                           ------                   -----
     Gross profit                           5,704                   5,151
                                            -----                   -----

Operating expenses:
  Selling                                   1,896                   1,724
  Marketing                                   391                     277
  Research and development                    483                     397
  General and administrative                1,381                   1,288
                                            -----                   -----
                                            4,151                   3,686
                                            -----                   -----

Operating income                            1,553                   1,465

Other income                                  268                     103
                                              ---                     ---
Income before income tax                    1,821                   1,568

Income taxes                                  671                     612
                                              ---                     ---

Net income                                 $1,150                    $956
                                           ======                    ====

Weighted average common shares
   outstanding:
   Basic                                    6,153                   6,317
                                            =====                   =====
   Diluted                                  7,291                   7,723
                                            =====                   =====

Net income per share:
   Basic                                    $0.19                   $0.15
                                            =====                   =====
   Diluted                                  $0.16                   $0.12
                                            =====                   =====

                 See accompanying notes to financial statements.



                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000's omitted except for share data)



                                         Common Stock           Treasury Stock        Additional    Accumulated       Total
                                    ----------------------     -------------------      Paid-In      Earnings      Stockholders'
                                      Shares        Amount      Shares     Amount       Capital     (Deficit)         Equity
                                    ---------       ------     --------    -------    ----------    -----------    -------------

Balances, January 1, 2000           6,299,567         $63            --     $  --       $3,714        $ (583)         $3,194
Issuance of Common Stock               55,000           1            --        --           49            --              50
Purchase of Treasury Stock                 --          --       122,400      (247)          --            --            (247)
Net Income                                 --          --            --        --           --           956             956
                                    ---------         ---       -------     -----       ------        ------          ------
Balances, December 30, 2000         6,354,567         $64       122,400     $(247)      $3,763        $  373          $3,953
                                    ---------         ---       -------     -----       ------        ------          ------
Issuance of Common Stock               45,000          --            --        --           35            --              35
Purchase of Treasury Stock                 --          --       204,000      (436)          --            --            (436)
Retirement of Treasury Stock         (308,300)         (3)     (308,300)      645         (642)           --              --
Net Income                                 --          --            --        --           --         1,150           1,150
                                    ---------         ---        ------     -----       ------        ------          ------
Balances, December 29, 2001         6,091,267         $61        18,100     $ (38)      $3,156        $1,523          $4,702
                                    =========         ===        ======     =====       ======        ======          ======






                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                   Fifty-two         Fifty-two
                                                  weeks ended       weeks ended
                                                  December 29,      December 30,
                                                      2001              2000
                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $1,150             $  956
   Adjustments to reconcile net income to net
    cash flows from operating activities:
   Provision for bad debts                             40                 60
   Accrued interest on investments                     --                (34)
   Deferred taxes                                    (119)              (176)
   Change in assets and liabilities:
       Accounts receivable                           (625)              (105)
       Inventories                                     92               (342)
       Prepaid expenses                                (1)                (1)
       Accounts payable and accrued expenses            9                 17
       Accrued compensation                            --                175
       Income taxes payable                          (144)               209
                                                   ------             -----
   Net cash flows from operating activities           402                759
                                                   ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from redemption of investments            269                 --
   Other assets                                      (144)               (22)
                                                   ------             ------
   Net cash flows from investing activities           125                (22)
                                                   ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable                                        (8)               (22)
   Issuance of common stock                            35                 50
   Purchase of treasury stock                        (436)              (247)
                                                   ------             ------
   Net cash flows from financing activities          (409)              (219)
                                                   ------             ------

NET CHANGE IN CASH AND EQUIVALENTS                    118                518

CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD        2,211              1,693
                                                   ------             ------
CASH AND EQUIVALENTS, AT END OF PERIOD             $2,329             $2,211
                                                   ======             ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                   $   --             $    2
                                                   ======             ======
   Income taxes paid                               $  750             $  579
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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


NOTE 1:  DESCRIPTION  OF THE  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING
         POLICIES

Description of Business - Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of nondairy frozen desserts and other food products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 29, 2001 and December 30, 2000.

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

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 29, 2001 is limited.

During the years ended December 29, 2001 and December 30, 2000, the Company derived approximately 91% of its net sales domestically. The remaining sales in both periods were exports to various other countries. The Company had sales to two individual customers representing 17% and 8% of net sales during 2001 and 16% and 10% of net sales during 2000.

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

Cash and equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, income taxes payable and note payable as of December 29, 2001 and December 30, 2000 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $27 and $13 during the years ended December 29, 2001 and December 30, 2000, respectively.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


NOTE 2:  INVENTORIES

Inventories consist of the following:

                                             December 29,        December 30,
                                                2001                2000
                                             -----------         ------------
        Finished products                       $537                $658
        Raw materials and packaging              279                 250
                                                 ---                 ---
                                                $816                $908
                                                ====                ====


NOTE 3: OTHER ASSETS

On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is Chairman and President of the Company. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would otherwise have necessitated a sale of the stock. The sale of such stock might have the negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, the Company is guaranteed to receive a complete refund of all its premiums paid plus interest at 4%. As of December 29, 2001, the balance receivable under this contract of $193 is completely secured by the guaranteed cash surrender value of the policy and the assets in a related party trust created specifically to generate payment to the Company in the event of termination of the policy prior to the death of the insured. Included in other assets is $115 advanced to Mr. Mintz. The advance was non-interest bearing and payable on demand. The amount was repaid during March 2002.

NOTE 4:  STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-qualified stock options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options are generally exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally five or ten years from the date of grant. A total of 2,900,000 shares have been reserved for issuance under the 1993 Plan. At December 29, 2001, 2,293,000 shares were subject to outstanding options and 211,000 additional shares were available for future grant.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

The following is a summary of stock option activity from January 1, 2000 to December 29, 2001:

                                           INCENTIVE OPTIONS         NON-QUALIFIED OPTIONS
                                       -------------------------     ----------------------
                                                        Weighted                   Weighted
                                                         Average                   Average
                                                        Exercise                   Exercise
                                          Shares        Price ($)      Shares     Price ($)
                                       ----------       ---------     -------     ---------

Outstanding at January 1, 2000         2,202,000         0.956        181,000        0.944
Exercised in 2000                        (55,000)        0.901            --           --
Canceled in 2000                              --           --         (10,000)       1.0625
Outstanding at December 30, 2000       2,147,000         0.957        171,000        0.937
Granted in 2001                               --           --          20,000        1.90
Exercised in 2001                        (40,000)        0.80          (5,000)       0.6875
Outstanding and exercisable at
  December 29, 2001                    2,107,000         0.96         186,000        1.047
                                       =========                      =======
Exercisable at December 30, 2000       1,751,000         0.921        143,000        0.912
                                       =========                      =======

The fair value of each stock option granted during 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         2001
                                                         ----
         Expected life (years)                           5.0
         Expected volatility                             0.0%
         Expected dividend yield                         0.0%
         Risk-free interest rate                         4.79%
         Weighted average fair value of
            options granted during the year             $0.40

There were no stock options granted during 2000.

The following table summarizes information about stock options outstanding at December 29, 2001:

                                             Weighted Average       Weighted
          Range of             Number         Remaining Life        Average
       Exercise Prices       Outstanding       (in years)        Exercise Price
       ---------------       -----------       ----------        --------------

       $0.6875--1.031         1,022,000            2.8                   $0.77
       $1.0625--1.1688        1,251,000            4.9                   $1.11
            $1.90                20,000            4.4                   $1.90

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:

                                                         Dec. 29,    Dec. 30,
                                                           2001        2000
                                                           ----        ----
     Net income available for common stockholders:
        As reported                                       $1,150       $956
        Pro forma                                            779        593
     Basic earnings per share:
        As reported                                         .19         .15
        Pro forma                                           .13         .09
     Diluted earnings per share:
        As reported                                         .16         .12
        Pro forma                                           .11         .08

NOTE 5:   COMMITMENTS AND CONTINGENCIES

The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company's lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Annual rental expense was $68,000 in 2001. The Company's management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future.

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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

NOTE 6:  INCOME TAXES

The components of income tax expense (benefit) for the years ended December 29, 2001 and December 30, 2000 are as follows:

                                                 Dec. 29,    Dec. 30,
                                                   2001        2000
                                                   ----        ----
        Current:
                 Federal                         $ 614        $ 663
                 State                             176          125
                                                   ---          ---
                                                   790          788
                                                   ---          ---
        Deferred:
                 Federal                           (68)        (147)
                 State                             (51)         (29)
                                                   ---          ---
                                                  (119)        (176)
                                                  ----         ----

        Total income tax expense                 $ 671        $ 612
                                                 =====        =====

Deferred tax assets at December 29, 2001 and December 30, 2000 are as follows:

                                                Dec. 29,        Dec. 30,
                                                  2001            2000
                                                  ----            ----
        Allowance for doubtful accounts           $ 74          $  52
        Accruals and reserves                      404            307
                                                   ---            ---
        Deferred tax assets                       $478           $359
                                                  ====           ====

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the years ended December 29, 2001 and December 30, 2000 follows:

                                                       Dec. 29,       Dec. 30,
                                                         2001           2000
                                                         ----           ----
        Income tax expense computed at federal
           statutory rate                                $619          $533
        Permanent and other items                         (56)           (3)
        State income taxes, net of federal income
           tax benefit                                    108            82
                                                         ----            --
                                                         $671          $612
                                                         ====          ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

NOTE 7:  OTHER INCOME

Other income is summarized as follows:

                                                      Dec. 29,        Dec. 30,
                                                        2001            2000
                                                        ----            ----
        Interest income                                 $ 84            $103
        Over-accrual of prior years' tax                 184              --
                                                         ---            ----
                                                        $268            $103
                                                        ====            ====



NOTE 8:  SUBSEQUENT EVENT

On February 26, 2002, the Company entered into an agreement with Mr. David Mintz to purchase 480,000 of his options. Payment to be made to Mr. Mintz is the difference between 75% of the closing market price on that day ($2.04) and the exercise price of such options, which is approximately $350.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Our directors and executive officers are:

Name                        Age          Position
----                        ---          --------

David Mintz...........       70          Chairman of the Board of Directors,
                                         Chief Executive Officer
Steven Kass...........       50          Chief Financial Officer, Secretary and
                                         Treasurer
Reuben Rapoport.......       71          Director of Product Development and
                                         Director
Aaron Forem ..........       47          Director
Franklyn Snitow.......       55          Director
Jeremy Wiesen.........       59          Director

     David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981.

     Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

     Reuben Rapoport has been our Director of Product Development since January 1984 and a director since July 1983.

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

     Compliance with Section 16(a) of The Exchange Act. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of our common stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of common stock and other equity securities of the company with the Securities and Exchange Commission, or the SEC, and the American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

     To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2001 all persons subject to these reporting requirements filed the required reports on a timely basis.

Item 10. Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for our executive officers whose total salary in fiscal 2001 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE

                                                   Annual           Long-Term
                                                Compensation       Compensation
                                                ------------       ------------
                                                                    Securities
                                                                    Underlying
Name and Principal Position            Year      Salary ($)        Options (#)
---------------------------            ----      ----------        -----------
David Mintz,                           2001       $500,000(1)             --
Chief Executive Officer                2000        447,596(2)             --
  and Chairman of the Board            1999        303,000(3)        600,000

Steven Kass,                           2001        250,000(1)             --
Chief Financial Officer,               2000        248,557(2)             --
  Secretary and Treasurer              1999        187,000(3)        400,000

---------------

(1) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about March 29, 2002.

(2) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about March 23, 2001.

(3) Includes bonuses of $125,000 and $75,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on February 11, 2000.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year.

     On October 17, 1994, our Board of Directors adopted a resolution wherein we were authorized to purchase a $1,000,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is our Chairman and Chief Executive Officer. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would have otherwise necessitated a sale of the stock. The sale of such stock might have a negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, we are guaranteed to receive a complete refund of all the premiums paid plus interest at 4%. As of December 29, 2001, the balance receivable under this contract of $193 is completely secured by the guaranteed cash surrender value of the policy and the assets in a related party trust created specifically to generate payment to us in the event of termination of the policy prior to the death of the insured.

     There are currently no employment agreements between us and any of our officers. Mr. Snitow has not received any cash remuneration for his service as a director in the last three years, nor has Mr. Wiesen nor Mr. Forem since their election to the Board in May 1999 and May 2000, respectively.

STOCK OPTIONS

     Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

     The following table provides information concerning stock options held in 2001 by each of the executive officers named above in the Summary Compensation Table.

                                                AGGREGATED OPTION EXERCISES IN LAST
                                           FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Shares
                                                              Underlying            Value of Unexercised
                             Shares                       Unexercised Options       in the Money Options
                             Acquired on     Value             at FY-End (#)           at FY-End ($)
Name                         Exercise(#)  Realized ($)  Exercisable/Unexercisable   Exercisable/Unexercisable
----                         -----------  ------------  -------------------------   -------------------------

David Mintz,                     --           $ --           1,080,000(E)             $1,139,000(E)(1)
Chief Executive Officer
  and Chairman of the
  Board

Steven Kass,                     --            --              661,000(E)                923,638(E)(1)
  Chief Financial Officer,
  Secretary and Treasurer

----------------------
(E)  Exercisable options

(1) Calculated by subtracting option exercise price from year-end market price of $2.06 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of March 20, 2002 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                                       Amount of
                                      Beneficial         Percent of
Name                                  Ownership(1)       Class(2)
----                                  ------------       --------
David Mintz......................     3,461,440 (3)         51.4%
Steven Kass......................       795,000 (4)         11.5%
Reuben Rapoport..................       185,000 (5)          3.0 %
Jeremy Wiesen....................       102,900 (6)          1.7%
Franklyn Snitow..................        74,000 (7)          1.2%
Aaron Forem......................        20,000 (8)          *
All Executive Officers and
Directors as a group (6 persons).     4,638,340 (9)         59.6%


--------------

*    Less than 1%.

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

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 20, 2002 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)  Based on 6,131,267 shares issued and outstanding as of March 20, 2002.

(3) Includes 600,000 shares issuable upon the exercise of currently exercisable stock options.

(4)  Issuable upon the exercise of 795,000 currently exercisable stock options.

(5) Includes 137,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 60,000 shares issuable upon the exercise of currently exercisable stock options.

(7) Includes 44,000 shares issuable upon the exercise of currently exercisable stock options.

(8) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.

(9)  Includes   1,656,000   shares  issuable  upon  the  exercise  of  currently
     exercisable stock options.

Item 12. Certain Relationships and Related Transactions

     On February 26, 2002, in view of the strong financial condition of the company, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 480,000 of his options in consideration of the payment to him of the difference between 75% of the closing market price of our common stock on that date ($2.04) and the exercise price of such options. In settlement of this transaction, we paid Mr. Mintz $350,000.

     Throughout 2001, the company provided Mr. Mintz with cash advances which totaled $115,000 at December 29, 2001. The advances were repaid in full during March 2002.



Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1*       Certificate of Incorporation.

3.1.1**    March 1986 Amendment to Certificate of Incorporation.

3.2*       By-laws of Registrant.

4.1***     Copy of the Registrant's Amended 1993 Stock Option Plan.

23.1       Consent of WISS & COMPANY, LLP.

-----------

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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2002.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)


                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 10, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.



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