Form 10QSB
period 2002-03-30
TOFUTTI BRANDS INC
filed 2002-05-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   Quarterly  report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934 for the quarterly period ended March 30, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act for the --- transition period from ___ to ___

Commission file number:  1-9009


                               Tofutti Brands Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                  13-3094658
  ------------------------                       ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 7, 2002 the Issuer had 6,111,567 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                                        Yes     No  X
                                                            ---    ---

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Condensed Balance Sheets - March 30, 2002
              (Unaudited) and December 29, 2001 (Audited)                    3

            Condensed Statements of Income -
              (Unaudited) - Thirteen Week Periods ended
              March 30, 2002 and March 31, 2001                              4

            Condensed Statements of Cash Flows -
              (Unaudited) - Thirteen Week Periods ended March 30, 2002
              and March 31, 2001                                             5

            Notes to Condensed Financial Statements -
              (Unaudited)                                                    6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of  Operations                 9


Part II - Other Information:

   Item 4.  Submission of Matters to a Vote of Shareholders                 13

   Item 6.  Exhibits and Reports on Form 8-K                                13

            Signatures                                                      14

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                     March 30,      December 29,
                                                        2002           2001
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------
   Assets
   Current assets:
       Cash and equivalents                             $2,081         $2,329
       Accounts receivable (net of allowance
         for doubtful accounts of $343 and $325,
         respectively)                                   1,671          1,461
       Inventories                                         741            816
       Prepaid expenses                                     12             10
       Prepaid income taxes                                 59             --
       Deferred income taxes                               315            478
                                                           ---            ---
          Total current assets                           4,879          5,094
                                                         -----          -----

   Other assets                                            209            325
                                                           ---            ---

          Total assets                                  $5,088         $5,419
                                                        ======         ======

   Liabilities and Stockholders' Equity

   Current liabilities:
       Accounts payable and accrued expenses              $571           $155
       Accrued compensation                                 --            375
       Income taxes payable                                 --            187
                                                           ---            ---
          Total current liabilities                        571            717

   Commitments and contingencies                            --             --

   Stockholders' equity:
       Preferred stock                                      --             --
       Common stock                                         61             61
       Less:  Treasury stock, at cost                       --            (38)
       Additional paid-in capital                        2,677          3,156
       Accumulated earnings                              1,779          1,523
                                                         -----          -----
          Total stockholders' equity                     4,517          4,702
                                                         -----          -----
          Total liabilities and stockholders' equity    $5,088         $5,419
                                                        ======         ======



            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)

                                               Thirteen           Thirteen
                                                 weeks              weeks
                                                 ended              ended
                                            March 30, 2002      March 31, 2001
                                            ---------------     --------------

Net sales                                        $3,713            $3,418
Cost of sales                                     2,373             2,132
                                                  -----             -----
        Gross profit                              1,340             1,286
                                                  -----             -----

Operating expenses:
    Selling                                         407               392
    Marketing                                        88                90
    Research and development                        116               127
    General and administrative                      311               298
                                                    ---               ---
                                                    922               907
                                                    ---               ---

Operating income                                    418               379

Interest income                                       7                29
                                                    ---               ---
Income before income taxes                          425               408

Income taxes                                        169               161
                                                    ---               ---

Net income                                         $256              $247
                                                   ====              ====

Weighted average number of shares
  outstanding:
    Basic                                         6,060             6,218
                                                  =====             =====
    Diluted                                       6,920             7,405
                                                  =====             =====

Net income per share:
    Basic                                         $0.04             $0.04
                                                  =====             =====
    Diluted                                       $0.04             $0.03
                                                  =====             =====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)


                                                Thirteen          Thirteen
                                                  weeks             weeks
                                                  ended             ended
                                              March 30, 2002     March 31, 2001
                                              --------------     --------------

Cash flows from operating activities, net        $   77             $ (638)

Cash flows from investing activities                116                 --

Cash flows from financing activities, net          (441)              (115)
                                                   ----               ----
      Net change in cash and equivalents           (248)              (753)

Cash and equivalents at beginning of period       2,329              2,211
                                                  -----              -----

Cash and equivalents at end of period            $2,081             $1,458
                                                 ======             ======

Supplemental disclosures of cash flow
  information:
      Cash paid during the period for:
           Interest                                $ --               $ --
                                                   ====               ====
           Taxes                                   $252               $150
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

Note 2:   Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:   Inventories

          The composition of inventories is as follows:

                                                     March 30,     December 29,
                                                       2002            2001
                                                       ----            ----

                 Finished products                     $409            $537
                 Raw materials and packaging            332             279
                                                        ---            ----
                                                       $741            $816
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


Note 5:   Market Risk

          We invest our excess cash, should there be any, in bank certificates of deposit, high rated money market funds and repurchase agreements. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100 per account.


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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


     The following table sets forth the computation of basic and diluted earnings per share:


                                                Thirteen Weeks   Thirteen Weeks
                                                    Ended             Ended
                                                March 30, 2002   March 31, 2001
                                                --------------   --------------
Numerator
  Net income-basic...........................        $256             $247
                                                     ====             ====
  Net income-diluted.........................        $256             $247
                                                     ====             ====

Denominator
  Denominator for basic earnings per share
     Weighted average shares ................       6,060             6,218
                                                    -----             -----
  Effect of dilutive securities
     Stock options...........................         860             1,187
                                                      ---             -----
  Denominator for diluted earnings per share.       6,920             7,405
                                                    -----             -----

Earnings per share
    Basic....................................       $0.04             $0.04
                                                    =====             =====
    Diluted..................................       $0.04             $0.03
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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the "Risk Factors" contained in our Annual Report on Form 10-KSB for the fiscal year ended December 29, 2001. We will provide copies of our Form 10-KSB to stockholders free of charge upon receipt of a written request submitted to our Secretary c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of the Form 10-KSB for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen Weeks Ended March 30, 2002 Compared with Thirteen Weeks Ended
March 31, 2001
--------------------------------------------------------------------------------


Net sales for the thirteen weeks ended March 30, 2002 were $3,713,000 an increase of $295,000 or 9% from the sales level realized for the thirteen weeks ended March 31, 2001. In the thirteen weeks ended March 30, 2002, sales of hard pack Tofutti increased by $200,000, while food products sales increased by $95,000. As a result of the increase in sales, our gross profit in the current period increased by $54,000. Our gross profit percentage decreased slightly from 38% in the 2001 period to 36% for the current period.

We anticipate a continuing increase in sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, we are continuing to make a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require us to increase spending for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations. Additionally, our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect the cost of packaging to remain at its current high level for the foreseeable future.

Selling expenses increased 4% to $407,000 for the current fiscal quarter compared with $392,000 for the comparable period in 2001. This increase in the 2002 period was due primarily to higher freight and commission expenses generated by the higher level of sales.

Research and development costs, which consist principally of salary expenses, decreased to $116,000 for the thirteen weeks ended March 30, 2002 compared to
$127,000 for the comparable period in 2001. This decrease was mainly attributable to decreased costs for payroll, lab supplies, equipment repairs and outside professional fees.

General and administrative expenses increased slightly to $311,000 for the current quarter compared with $298,000 for the comparable period in 2001 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest  income was $7,000 for the  current  fiscal  quarter as  compared  with
$29,000  for  the  comparable   period  in  2001.  The  decrease  was  primarily
attributable to lower prevailing interest rates in 2002.

Liquidity and Capital Resources

As of March 30, 2002, we had approximately $2.1 million in cash and equivalents and our working capital was approximately $4.3 million.

Net cash provided by operating activities was approximately $77,000 for the three months ended March 30, 2002. This amount was primarily attributable to a $75,000 decrease in inventories, a $163,000 decrease in deferred income tax and a $416,000 increase in accounts payable and accrued expenses. These increases in cash provided by operating activities were offset in part by an increase in accounts receivable of $210,000, a decrease in income taxes payable of $187,000 and the payment of accrued compensation of $375,000.

The decrease in inventories for the three months ended March 30, 2002 was primarily due to our efforts to manage our inventory by increased inventory turns. The increase in accounts receivable at March 30, 2002 was primarily the result of greater sales recorded at the end of the first quarter of 2002 compared to the end of fiscal year 2001.

Net cash provided by investing activities of $116,000 represents repayment of a stockholder loan.

Net cash used in  financing  activities  was $441,000 for the three months ended
March  30,  2002,   which  funds  were  primarily  used  for  option  and  stock repurchases.

On September 18, 2000, our Board of Directors authorized a repurchase of 250,000 shares of our common stock at prevailing market prices. During fiscal 2000 we repurchased 122,400 shares of common stock at a total cost of $247,000. On May 21, 2001, our Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. During 2001 we purchased an additional 204,000 shares for $436,000. From December 30, 2001 through March 30, 2002 we purchased an additional 56,600 shares at a cost of $120,000, bringing our total purchases to 383,000 shares at a total cost of $802,000 or $2.09 per share.

In view of the strong financial condition of the company, our Board of Directors on February 26, 2002 authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 480,000 of his options in consideration of the payment to him of $350,000, an amount equal to the difference of 75% of the closing market price of our common stock on that date ($2.09) less the exercise price of such options.

Our capital requirements are dependent on many factors, including market acceptance of our products, as well as our marketing and sales activities. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for stock repurchases. We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations in 2002 from our current resources.

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

Date: May 14, 2002