Form 10QSB
period 2002-06-29
TOFUTTI BRANDS INC
filed 2002-08-13
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X      Quarterly report under Section 13 or 15(d) of the Securities  Exchange
---     Act of 1934 for the quarterly period ended June 29, 2002


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

Yes  X  No __
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        As of August 2, 2002 the Issuer had 6,111,567 shares of Common Stock, par value $.01, outstanding.

        Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                               TOFUTTI BRANDS INC.


                                      INDEX


                                                                         Page
                                                                         ----

Part I - Financial Information:

Item 1.        Condensed Balance Sheets - June 29, 2002
                  (Unaudited) and December 29, 2001 (Audited)               3

               Condensed Statements of Income -
                  (Unaudited) - Thirteen and Twenty-six
                  week periods ended June 29, 2002 and June 30, 2001        4

               Condensed Statements of Cash Flows -
                  (Unaudited) - Twenty-six week periods
                  ended June 29, 2002 and June 30, 2001                     5

               Notes to Condensed Financial Statements -
                  (Unaudited)                                               6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9


Part II - Other Information:

Item 4.        Submission of Matters to a Vote of Shareholders             13

Item 6.        Exhibits and Reports on Form 8-K                            14

               Signatures                                                  15

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                      (000's omitted except for share data)

                                                              June 29,          December 29,
                                                                2002                2001
                                                             (Unaudited)          (Audited)
                                                             -----------          ---------
Assets
Current assets:
Cash and equivalents                                            $1,786              $2,329
    Accounts receivable (net of allowance for doubtful
      accounts of $363 and $325, respectively)                   2,159               1,461
    Inventories                                                    703                 816
    Prepaid expenses                                                 3                  10
    Prepaid income taxes                                            46                  --
    Deferred income taxes                                          337                 478
                                                                  ----                ---
          Total current assets                                   5,034               5,094
                                                                 -----               -----

Other assets                                                       209                 325
                                                                  ----                 ---

          Total assets                                          $5,243              $5,419
                                                                ======              ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                         $331                $155
    Accrued compensation                                            --                 375
    Income taxes payable                                            --                 187
                                                                  ----                 ---
          Total current liabilities                                331                 717

Commitments and contingencies                                       --                  --

Stockholders' equity:
    Preferred stock:  par value $.01 per share; 100,000             --                  --
        shares authorized; none issued
    Common stock:  par value $.01 per share;                        61                  61
        15,000,000 shares authorized; 6,111,567 and
        6,091,267 shares issued and outstanding at June 29,
        2002 and December 29, 2001, respectively
    Less:  Treasury stock, at cost                                  --                 (38)
    Additional paid-in capital                                   2,698               3,156
    Accumulated earnings                                         2,153               1,523
                                                                ------               -----
          Total stockholders' equity                             4,912               4,702
                                                                ------              ------
          Total liabilities and stockholders' equity            $5,243              $5,419
                                                                =======             ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                        Thirteen         Thirteen        Twenty-six       Twenty-six
                                       weeks ended     weeks ended      weeks ended       weeks ended
                                      June 29, 2002   June 30, 2001    June 29, 2002     June 29, 2001
                                      -------------   -------------    -------------     -------------
Net sales                                 $5,111          $4,641           $8,824           $8,059
Cost of sales                              3,246           3,168            5,799            5,300
                                           -----           -----            -----            -----
        Gross profit                       1,685           1,473            3,025            2,759
                                           -----           -----            -----            -----

Operating expenses:
   Selling                                   530             480              937              872
   Marketing                                  85              50              173              140
   Research and development                   84             128              200              255
   General and administrative                346             288              657              586
                                             ---             ---              ---              ---
                                           1,045             946            1,967            1,853
                                           -----             ---            -----            -----

Operating income                             640             527            1,058              906

Interest income                                6              17               13               46
                                              --              --               --               --
Income before income taxes                   646             544            1,071              952

Income taxes                                 272             212              441              373
                                             ---             ---              ---              ---

Net income                                  $374            $332             $630             $579
                                            ====            ====             ====             ====

Weighted average common shares
  outstanding:
        Basic                              6,093           6,146            6,079            6,183
                                           =====           =====            =====            =====
        Diluted                            7,101           7,354            7,021            7,381
                                           =====           =====            =====            =====

Net income per share:
        Basic                              $0.06           $0.06            $0.10            $0.09
                                           =====           =====            =====            =====
        Diluted                            $0.05           $0.05            $0.09            $0.08
                                           =====           =====            =====            =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)


                                                           Twenty-six           Twenty-six
                                                             weeks                weeks
                                                             ended                ended
                                                         June 29, 2002        June 30, 2001
                                                         -------------        -------------
Cash flows from operating activities, net                   $ (239)             $ (605)

Cash flows from investing activities                           116                  --

Cash flows from financing activities                          (420)               (205)
                                                              ----               -----
        Net change in cash and equivalents                    (543)               (810)

Cash and equivalents at beginning of period                  2,329               2,211
                                                             -----               -----

Cash and equivalents at end of period                        1,786               1,401
                                                             =====               =====

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                                 $472                $550
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

Note 2: Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2001 included in the Company's Annual
          Report  on Form  10-KSB  filed  with  the   Securities  and  Exchange
          Commission. The results of operations for the twenty-six week period ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31.

Note 3: Inventories

          The composition of inventories is as follows:

                                          June 29, 2002        December 29, 2001
                                          -------------        -----------------

     Finished products                        $384                     $537
     Raw materials and packaging               319                      279
                                               ---                      ---
                                              $703                     $816
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

Note 6: Earnings Per Share

          Basic earnings per common share is computed by using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to stock options.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen         Thirteen        Twenty-six       Twenty-six
                                                       Weeks           Weeks            Weeks            Weeks
                                                       Ended           Ended            Ended            Ended
                                                   June 29, 2002   June 30, 2001    June 29, 2002    June 30, 2001
                                                   -------------   -------------    -------------    -------------
Numerator
   Net income-basic . . . . . . . . . . . . . .         $374            $332             $630            $579
                                                        ====            ====             ====            ====
   Net income-diluted . . . . . . . . . . . . .         $374            $332             $630            $579
                                                        ====            ====             ====            ====

Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . . .
                                                       6,093           6,146            6,079           6,183
                                                       -----           -----            -----           -----
Effect of dilutive securities
        Stock options . . . . . . . . . . . . .
                                                       1,008           1,208              942           1,198
                                                       -----           -----              ---           -----
   Denominator for diluted earnings per share          7,101           7,354            7,021           7,381
                                                       -----           -----            -----           -----

   Earnings per share
        Basic . . . . . . . . . . . . . . . . .        $0.06           $0.06            $0.10           $0.09
                                                       =====           =====            =====           =====
        Diluted . . . . . . . . . . . . . . . .        $0.05           $0.05            $0.09           $0.08
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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the "Risk Factors" contained in our Annual Report on Form 10-KSB for the fiscal year ended December 29, 2001. We will provide copies of our Form 10-KSB to stockholders free of charge upon receipt of a written request submitted to our Secretary at Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of the Form 10-KSB for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen Weeks Ended June 29, 2002 Compared with
Thirteen Weeks Ended June 30, 2001
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended June 29, 2002 increased by $470,000, or 10%, to $5,111,000, from the sales level realized for the thirteen weeks ended June 30, 2001. In the 2002 period, sales of hard pack Tofutti increased by $275,000 while food product sales increased by $195,000. Our gross profit for the current quarter increased by $212,000 and our gross profit percentage increased slightly to 33% compared to 32% for the same period last year.

We anticipate that our sales will continue to increase during the balance of the current fiscal year on a comparative basis to last year due to the introduction of new products and expanded distribution. In addition, we are making a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require us to increase spending for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations. Additionally, our cost of sales during the quarter was adversely impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect that our operating expenses during the remainder of 2002 will continue to be adversely affected by such costs and that these increased expenses will offset most of the additional gross profit generated by the increase in sales. We expect the cost of packaging to remain at its current high level for the foreseeable future.

Selling expenses increased by 10% to $530,000 for the current fiscal quarter compared with $480,000 for the comparable period in 2001. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2002. Marketing expenses increased 70% to $85,000 in 2002 compared to $50,000 in 2001 due primarily to an increase in promotion expense. We believe that trade promotions are an effective way to help market our products.

Research and development costs, which consist principally of salary expenses, decreased to $84,000 for the thirteen weeks ended June 29, 2002 compared to $128,000 for the comparable period in 2001. This decrease was mainly attributable to decreased costs for payroll, which more than offset higher costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $346,000 for the current quarter compared with $288,000 for the comparable period in 2001 due primarily to an increase in payroll costs.

Interest income was $7,000 for the current fiscal quarter as compared with $17,000 for the comparable period in 2001. The decrease was primarily attributable to the lower level of funds available for investment in the current period and lower prevailing interest rates.

Twenty-Six Weeks Ended June 29, 2002 Compared with
Twenty-Six Weeks Ended June 30, 2001
--------------------------------------------------------------------------------

Net sales for the twenty-six weeks ended June 29, 2002 increased by $765,000, or 9%, to $8,824,000, from the sales level realized for the twenty-six weeks ended June 30, 2001. In the 2002 period, sales of hard pack Tofutti increased by $476,000 while food product sales increased by $281,000. As a result of the increase in sales, our gross profit for the current period increased by $266,000, and our gross profit percentage remained constant at 34%.

Cost of sales during the twenty-six weeks ended June 29, 2002 was adversely impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold.

Selling expenses increased 7% to $937,000 for the twenty-six weeks ended June 29, 2002 compared to $872,000 for the twenty-six weeks ended June 30, 2001. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2002. Marketing expenses increased to $173,000 in 2002 compared to

$140,000 in 2001 due primarily to an increase in promotion expense. We believe that trade promotions are an effective way to help market our products.

Research and development costs, which consist principally of salary expenses, decreased to $200,000 for the twenty-six weeks ended June 29, 2002 compared to $255,000 for the comparable period in 2001. This decrease was mainly attributable to decreased costs for payroll, which more than offset higher costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $657,000 for the current period compared with $586,000 for the comparable period in 2001 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest income was $13,000 for the current fiscal quarter as compared with $46,000 for the comparable period in 2001. The decrease was primarily attributable to the lower level of funds available for investment in the current period and lower prevailing interest rates.

Income before income tax increased by $119,000 to $1,071,000 for the twenty-six weeks ended June 29, 2002 compared to the twenty-six weeks ended June 30, 2001 resulting in an increase in income tax expense of $68,000.


Liquidity and Capital Resources

As of June 29, 2002, we had approximately $1.8 million in cash and equivalents and our working capital was $4.7 million as compared to $2.3 million in cash and equivalents and working capital of $4.4 million as of December 29, 2001.

Net cash used in operating activities was approximately $239,000 for the twenty-six weeks ended June 29, 2002. This amount was primarily attributable to a $176,000 increase in accounts payable and accrued expenses. The decrease in cash provided by operating activities was exacerbated by a $698,000 increase in accounts receivable and offset by a decrease in income taxes payable of $187,000 and accrued compensation of $375,000.

The decrease in inventories for the twenty-six weeks ended June 29, 2002 was primarily due to our efforts to manage our inventory by increased inventory turns. The increase in accounts receivable at June 29, 2002 was primarily the result of increased sales.

Net cash provided by investing activities of $116,000 represents repayment of a stockholder loan.

Net cash used in financing activities was $420,000 for the twenty-six weeks ended June 29, 2002, which funds were primarily used for option and stock repurchases.

On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. During fiscal 2000 we repurchased 122,400 shares of common stock at a total cost of $247,000. On May 21, 2001, our Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. During 2001 we purchased an additional 204,000 shares for $436,000.

From December 30, 2001 through June 29, 2002, we purchased an additional 63,600 shares at a cost of $138,000, bringing our total purchases to 390,000 shares at a total cost of $829,000 or $2.11 per share.

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.   Submission of Matters to a Vote of Shareholders

          During the thirteen week period ended June 29, 2002, we held our Annual Meeting of Shareholders.

          At the meeting, held on May 30, 2002, our shareholders voted for:

          1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2003 Annual Meeting of Shareholders.

                                       For           Against      Abstained
                                       ---           -------      ---------
          David Mintz               6,034,332         38,757          -
          Aron Forem                6,034,182         38,907          -
          Reuben Rapoport           6,034,433         38,757          -
          Franklyn Snitow           6,028,332         38,757          -
          Jeremy Wiesen             6,028,332         38,757          -

          2. The ratification of the appointment of Wiss & Company LLP to examine the Company's accounts for 2002.

                                       For           Against      Abstained
                                       ---           -------      ---------
                                    6,073,089         30,550         4,589

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1*    Certificate of Incorporation, as amended through February 1986.

3.1.1** March 1986 Amendment to Certificate of Incorporation.

3.2*    By-laws.

4.1***  Copy of the Registrant's Amended 1993 Stock Option Plan.

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          TOFUTTI BRANDS INC.
                                                 (Registrant)



                                          /s/David Mintz
                                          --------------
                                          David Mintz
                                          President and Chief Executive Officer



                                          /s/Steven Kass
                                          --------------
                                          Steven Kass
                                          Chief Financial Officer


Date: August 13, 2002