Form 10QSB
period 2002-11-12
TOFUTTI BRANDS INC
filed 2002-11-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September --- 28, 2002

___ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____to ___

Commission file number:  1-9009


                               Tofutti Brands Inc.
-------------------------------------------------------------------------------
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

                  ________________(908) 272-2400_______________
                (Issuer's Telephone Number, Including Area Code)

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

Yes  X  No _
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 6, 2002 the Issuer had 6,121,567 shares of Common Stock, par value $.01, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                  Yes     No X
                                      ---   ---

                               TOFUTTI BRANDS INC.


                                      INDEX


                                                                            Page

Part I - Financial Information:

Item 1.  Condensed Balance Sheets - September 28, 2002
             (Unaudited) and December 29, 2001 (Audited)                      3

         Condensed Statements of Income - (Unaudited) - Thirteen and
             Thirty-nine week periods ended September 28, 2002 and
             September 29, 2001                                               4

         Condensed Statements of Cash Flows - (Unaudited) - Thirty-nine week periods ended September 28, 2002 and
             September 29, 2001                                               5

         Notes to Condensed Financial Statements -
             (Unaudited)                                                      6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                       9


Item 3.  Controls and Procedures                                             13


Part II- Other Information:

Item 4.  Submission of Matters to a Vote of Shareholders                     14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (000's omitted)

                                                                            September 28, 2002         December 29, 2001
                                                                            ------------------         -----------------
                                                                                   (Unaudited)
Assets

Current assets:

    Cash and equivalents                                                                $2,740                     $2,329
    Accounts receivable (net of allowance for doubtful
          accounts of $325)                                                              1,503                      1,461
    Inventories                                                                            676                        816
    Prepaid expenses                                                                        24                         10
    Prepaid income taxes                                                                   105                         --
    Deferred income taxes                                                                  349                        478
                                                                                           ---                        ---
         Total current assets                                                            5,397                      5,094
                                                                                                                    -----

Other assets                                                                               209                        325
                                                                                           ---                        ---
         Total assets                                                                   $5,606                     $5,419
                                                                                        ======                     ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                 $510                       $155
    Accrued compensation                                                                    --                        375
    Income taxes payable                                                                    --                        187
                                                                     ---                    --                        ---
         Total current liabilities                                                         510                        717

Commitments and contingencies

Stockholders' equity:
    Preferred stock: par value $.01 per share; 100,000 shares
        authorized; none issued                                                             --                         --
    Common stock: par value $.01 per share; 15,000,000 shares
        authorized; 6,093,667 and 6,091,267 shares issued and
        outstanding at September 28, 2002 and December 29, 2001,
        respectively                                                                        61                         61
    Less: Treasury stock, at cost                                                           --                       (38)
    Additional paid-in capital                                                           2,650                      3,156
    Accumulated earnings                                                                 2,385                      1,523
                                                                                         -----                      -----

         Total stockholders' equity                                                      5,096                      4,702
                                                                                         -----                      -----
         Total liabilities and stockholders' equity                                     $5,606                     $5,419
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


                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)




                                                Thirteen             Thirteen            Thirty-nine          Thirty-nine
                                              weeks ended          weeks ended           weeks ended          weeks ended
                                             Sept. 28, 2002       Sept. 29, 2001       Sept. 28, 2002       Sept. 29, 2001
                                             --------------       --------------       --------------       --------------

Net sales                                         $4,491                $4,324             $13,315              $12,383
Cost of sales                                      3,140                 2,902               8,939                8,202
                                                   -----                 -----               -----                -----
         Gross profit                              1,351                 1,422               4,376                4,181
                                                   -----                 -----               -----                -----

Operating expenses:
    Selling                                          470                   436               1,408                1,308
    Marketing                                        136                    87                 309                  228
    Research and development                          96                   114                 296                  369
    General and administrative                       275                   288                 931                  874
                                                     ---                   ---                 ---                  ---
                                                     977                   925               2,944                2,779
                                                     ---                   ---               -----                -----

Operating income                                     374                   497               1,432                1,402

Interest income                                        6                    22                  19                   69
                                                       -                    --                  --                   --
Income before income taxes                           380                   519               1,451                1,471

Income taxes                                         148                   203                 589                  576
                                                     ---                   ---                 ---                  ---

Net income                                          $232                  $316                $862                 $895
                                                    ====                  ====                ====                 ====

Weighted average common shares outstanding:
         Basic                                     6,099                 6,142               6,085                6,171
                                                   =====                 =====               =====                =====
         Diluted                                   7,153                 7,414               7,065                7,381
                                                   =====                 =====               =====                =====

Net income per share:
         Basic                                     $0.04                 $0.05               $0.14                $0.15
                                                   =====                 =====               =====                =====
         Diluted                                   $0.03                 $0.04               $0.12                $0.12
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

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)

                                                                       Thirty-nine                 Thirty-nine
                                                                          weeks                       weeks
                                                                          ended                       ended
                                                                    September 28, 2002          September 29, 2001
                                                                    ------------------          ------------------
Cash flows from operating activities, net                                  $763                         $(248)

Cash flows from investing activities                                        116                           269

Cash flows from financing activities                                      _(468)                         (247)
                                                                          ------                         -----
         Net change in cash and equivalents                                 411                          (226)

Cash and equivalents at beginning of period                               2,329                         2,211
                                                                          -----                         -----

Cash and equivalents at end of period                                     2,740                         1,985
                                                                          =====                         =====

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Income taxes                                                      $750                          $747
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

Note 2:  Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31.

Note 3:  Inventories

         The composition of inventories is as follows:

                                                               September 28, 2002           December 29, 2001
                                                               ------------------           -----------------

                   Finished products                                   $335                         $537
                   Raw materials and packaging                          341                          279
                                                                        ---                          ---
                                                                       $676                         $816
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

Note 6:  Earnings Per Share

          Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effects of stock options.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


         The following table sets forth the computation of basic and diluted earnings per share:

                                                             Thirteen             Thirteen           Thirty-nine     Thirty-nine
                                                               Weeks               Weeks                Weeks           Weeks
                                                               Ended               Ended                Ended           Ended
                                                          Sept. 28, 2002       Sept. 29, 2001      Sept. 28, 2002   Sept. 29, 2001
                                                          --------------       --------------      --------------   --------------
Numerator
    Net income-basic . . . . . . . . . . . . . . . . . .         $232                $316                $862            $895
                                                                 ====                ====                ====            ====
.. .
    Net income-diluted . . . . . . . . . . . . . . . . .         $232                $316                $862            $895
                                                                 ====                ====                ====            ====
.. .

Denominator
    Denominator for basic earnings per share
         Weighted average shares  . . . . . . . . . . .         6,099               6,142               6,085           6,171
                                                                -----               -----               -----           -----
Effect of dilutive securities
         Stock options . . . . . . . . . . . . . . . . .
.. . .                                                           1,054               1,272                 980           1,210
                                                                -----               -----                 ---           -----
    Denominator for diluted earnings per share                  7,153               7,414               7,065           7,381
                                                                -----               -----               -----           -----

    Earnings per share
         Basic . . . . . . . . . . . . . . . . . . . . .        $0.04               $0.05               $0.14           $0.15
                                                                =====               =====               =====           =====
.. . . . .
         Diluted . . . . . . . . . . . . . . . . . . . .        $0.03               $0.04               $0.12           $0.12
                                                                =====               =====               =====           =====
.. . . . .

                               TOFUTTI BRANDS INC.

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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 ("Additional Information Regarding Forward-Looking Statements") filed with our Annual Report on Form 10-KSB for the fiscal year ended December 29, 2001 and incorporated by reference to this quarterly report. We will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to the Company's Secretary at Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

Results of Operations

Thirteen Weeks Ended September 28, 2002 Compared with Thirteen Weeks Ended September 29, 2001
-------------------------------------------------------------------------------

Net sales for the thirteen weeks ended September 28, 2002 increased by $167,000, or 4%, to $4,491,000, from the sales level realized for the thirteen weeks ended September 29, 2001. In the 2002 period, sales of hard pack Tofutti remained constant while food product sales increased by $167,000 Our gross profit for the current quarter decreased by $71,000 and our gross profit percentage decreased to 30% compared to 33% for the same period last year. Our gross profit was negatively impacted by three factors. First, we continued to absorb significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. The second factor was certain new product introduction allowances for products introduced in the third quarter. These allowances had the effect of reducing our net sales during the period. The last factor was that the percentage of frozen novelties to total frozen dessert sales increased from historical levels. The Company's gross profit percentage on novelties is significantly less than for pints.

We anticipate that our sales will continue to increase during the balance of the current fiscal year on a comparative basis to last year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, we are making a major commitment to obtain additional shelf space for our products in large chain supermarkets. This will require us to increase spending for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations. Additionally, our cost of sales during the quarter was adversely impacted by significant industry-wide price increases in paper and plastic packaging, which increased our cost of goods sold. We expect that our operating expenses during the remainder of 2002 will continue to be adversely affected by such costs and that these increased expenses will offset most of the additional gross profit generated by the increase in sales. We also expect the cost of packaging to remain at its current high level for the foreseeable future.

Selling expenses increased slightly to $470,000 for the current fiscal quarter compared with $436,000 for the comparable period in 2001, primarily due to an increase in freight and commission expenses. Marketing expenses increased 56% to $136,000 in the 2002 period compared to $87,000 for the comparable period 2001 due primarily to an increase in promotion expense. We believe that trade promotions are an effective way to help market our products.

Research and development costs, which consist principally of salary expenses, decreased to $96,000 for the thirteen weeks ended September 28, 2002 compared to $114,000 for the comparable period in 2001. This decrease was mainly attributable to decreased costs for payroll, which more than offset higher costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses decreased slightly to $275,000 for the current quarter compared with $288,000 for the comparable period in 2001 due primarily to a decrease in payroll costs.

Interest income was $6,000 for the current fiscal quarter as compared with $22,000 for the comparable period in 2001. The decrease was primarily attributable to lower interest rates.

Income before income tax decreased by $139,000 to $380,000 for the thirteen weeks ended September 28, 2002 compared to the thirteen weeks ended September 29, 2001, resulting in a decrease in income tax expense of $55,000. Our overall income tax rate was approximately 39% in both periods.

Thirty-Nine Weeks Ended September 28, 2002 Compared with Thirty-Nine Weeks Ended September 29, 2001

Net sales for the thirty-nine weeks ended September 28, 2002 increased by $932,000, or 8%, to $13,315,000, from the sales level realized for the thirty-nine weeks ended September 29, 2001. In the 2002 period, sales of hard pack Tofutti increased by $476,000 while food product sales increased by $456,000. As a result of the increase in sales, our gross profit for the current period increased by $195,000, and our gross profit percentage decreased to 33% compared to 34% for the same period last year.

Selling expenses increased 8% to $1,408,000 for the thirty-nine weeks ended September 28, 2002 compared to $1,308,000 for the thirty-nine weeks ended September 29, 2001. This increase was due primarily to higher outside warehouse rental, freight and commission expenses associated with the higher sales level in 2002. Freight expenses were significantly impacted by the recent surge in fuel prices, which resulted in freight carriers adding fuel surcharges to their bills. Marketing expenses increased to $309,000 in 2002 compared to $228,000 in 2001 due primarily to an increase in promotion expenses. We believe that trade promotions are an effective way to help market our products.

Research and development costs, which consist principally of salary expenses, decreased to $296,000 for the thirty-nine weeks ended September 28, 2002 compared to $369,000 for the comparable period in 2001. This decrease was mainly attributable to decreased costs for payroll, which more than offset higher costs for lab supplies, equipment repairs and outside professional fees related to additional Kosher supervision costs.

General and administrative expenses increased to $931,000 for the current period compared with $874,000 for the comparable period in 2001 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest income was $19,000 for the current period as compared with $69,000 for the comparable period in 2001. The decrease was primarily attributable to lower prevailing interest rates.


Income before income tax decreased slightly to $1,451,000 for the thirty-nine weeks ended September 28, 2002 compared to $1,471,000 the thirty-nine weeks ended September 29, 2001. Our overall income tax rate for the 2002 period was approximately 40.6% compared to 39.4% in 2001.


Liquidity and Capital Resources

As of September 28, 2002, we had approximately $2.7 million in cash and equivalents and our working capital was approximately $5.0 million as compared to $2.3 million in cash and equivalents and working capital of $4.4 million as of December 29, 2001.

Net cash provided by operating activities was approximately $763 for the thirty-nine weeks ended September 28, 2002. This amount was primarily attributable to a $355 increase in accounts payable and accrued expenses and net income for the period of $862.

The decrease in inventories for the thirty-nine weeks ended September 28, 2002 was primarily due to our efforts to manage our inventory by increased inventory turns. The increase in accounts receivable at September 28, 2002 was primarily the result of increased sales.

Net cash provided by investing activities of $116 represents repayment of a stockholder loan receivable.

Net cash used in financing activities was $468 for the thirty-nine weeks ended September 28, 2002, which funds were primarily used for option and stock repurchases.

On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. During fiscal 2000 we repurchased 122,400 shares of common stock at a total cost of $247,000. On May 21, 2001, our Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. During 2001 we purchased an additional 204,000 shares for $436,000. From December 30, 2001 through September 28, 2002, we purchased an additional 83,000 shares at a cost of $196,000, bringing our total purchases to 409,000 shares at a total cost of $878,000 or $2.15 per share.

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

                               TOFUTTI BRANDS INC.

Item 3.    Controls And Procedures


Within the 90 days prior to the date of the filing of this Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.


There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 4.  Submission of Matters to a Vote of Shareholders

         None.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Certificate of Incorporation, as amended through February 1986. *

3.1.1    March 1986 Amendment to Certificate of Incorporation. **

3.2      By-laws. *

4.1      Copy of the Registrant's Amended 1993 Stock Option Plan. ***

99.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                                     TOFUTTI BRANDS INC.
                                                        (Registrant)



                                                     /s/David Mintz
                                                     --------------
                                                     David Mintz
                                                     President



                                                     /s/Steven Kass
                                                     --------------
                                                     Steven Kass
                                                     Chief Financial Officer


Date: November 12, 2002

                                                                   Exhibit 99.1




                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, David Mintz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tofutti Brands Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/David Mintz
-----------------
David Mintz
Chief Executive Officer

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Kass, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tofutti Brands Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/Steven Kass
----------------
Steven Kass
Chief Financial Officer

                                                                   Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tofutti Brands Inc. (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Mintz, Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/David Mintz
----------------
David Mintz
Chief Executive Officer
November 12, 2002

                                                                   Exhibit 99.4

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tofutti Brands Inc. (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Seligman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Steven Kass
----------------
Steven Kass
Chief Financial Officer
November 12, 2002