Form 10KSB
period 2002-12-28
TOFUTTI BRANDS INC
filed 2003-03-28
CIK 730349

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2002

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

                                 (908) 272-2400
                 Issuer's telephone number, including area code

              Securities registered under Section 12(b) of the Act:

                                                       Name of each exchange
              Title of each class                        on which registered
              -------------------                        -------------------
     Common Stock, par value $.01 per share            American Stock Exchange

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  x  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $17,542,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 26, 2003 was $7,069,000.

As of March 26, 2003, the Registrant had 5,885,567 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format      Yes ___ No    x.

                                     PART I

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

Item 1. Description of Business.

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

        During 2002, we introduced several new products. Following up on the successful introduction of our mint chocolate chip Cutie(R) in 2001, we introduced a mint chocolate chip pint as part of our premium pint line. We also introduced a new fat-free, no sugar added stick novelty called Coffee Break Treats, which complements our Chocolate Fudge Treats. We also expanded our Better Than Cream Cheese(R) line with three new flavors - Creamed Spinach, Broccoli Cheddar, and Chocolate.

        We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered office and principal executive offices are located at 50 Jackson Drive, Cranford, New Jersey 07016, our telephone number is 908-272-2400 and our email address is tofuttibrands@aol.com. Our address on the Internet is www.tofutti.com. The information on our website is not incorporated by reference into this annual report.

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

TOFUTTI PRODUCT LINE

    We offer a broad product line of nondairy soy-based products. Our products include frozen desserts, nondairy cheeses and spreads and other frozen food products.

Frozen Desserts
---------------

    o Premium TOFUTTI(R) nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer eight flavors of premium, hard frozen TOFUTTI in pints: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch, and Better Pecan(R), and Mint Chocolate Chip. Premium TOFUTTI soft serve mix is available in three flavors: Vanilla, Chocolate, and Peanut Butter.

    o LOW FAT TOFUTTI offers the calorie-conscious consumer a creamy dessert that is 98% fat free and has less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Chocolate Fudge, Coffee Marshmallow, and Vanilla Fudge.

    o TOFUTTI SUPER SOY SUPREME(TM), made with organic cane juice crystals and with no gluten added, is sold in health food stores and select supermarkets for those individuals looking for a delicious tasting, nondairy frozen dessert without refined sugar or artificial sweeteners. It is available in 500 ml (17 oz.) containers and comes in four flavors:
        Bella Vanilla(TM), New York, New York Chocolate(TM), Cool Cappuccino(TM), and Plum Krazy(TM).

    o TOFUTTI CUTIES(R), the Company's best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Peanut Butter, Mint Chocolate Chip, Wild Berry, or Coffee filling between two chocolate wafers. Being half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case.

    o No sugar added TOFUTTI CUTIES not only have the same great taste and health benefits of our regular Vanilla CUTIES, but combine a creamy no sugar added vanilla filling with a crispy, great tasting no sugar added wafer.

    o TOFUTTI TOO-TOO'S are frozen dessert cookie sandwiches combining creamy and delicious premium vanilla TOFUTTI and chocolate chips with a round, chocolate chip cookie.

    o TOTALLY FUDGE POPS(R), CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS(TM) have only 30 calories per bar.

    o TOFUTTI CRUMB CAKE BARS offer consumers a milk-free, crunchie coated TOFUTTI vanilla stick novelty. CRUMB CAKE BARS are available in Awesome Vanilla Fudge, which has a rich chocolate fudge center surrounded by crispy, dairy free chocolate crunchies.

    o TOFUTTI MONKEY BARS(TM) are stick novelties that feature a rich chocolate center surrounded by peanut butter flavored TOFUTTI, dipped in a rich chocolate coating.

    o HOORAY HOORAY BARS (TM) are no sugar added stick novelties that combine creamy vanilla TOFUTTI with a chocolate center covered in a thick dark chocolate coating. They are available in select supermarkets.

    o MARRY ME BARS(TM) are stick novelties that feature creamy vanilla TOFUTTI surrounded with a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Cheese Products
------------------------

    o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Wild Berry, Smoked Salmon, Cheddar, Garlic & Herb, Garden Veggie. Creamed Spinach, Broccoli Cheddar, and Chocolate. The plain version is also available in 30 lb. bulk boxes. The product is sold in many health food stores and select supermarkets around the country.

    o TOFUTTI LOW FAT BETTER THAN CREAM CHEESE(R) has half the fat and calories of the original BETTER THAN CREAM CHEESE, but with the same great taste. It is available in Plain and Herb & Chive flavors.

    o SOUR SUPREME(R) is similar in taste and texture to traditional sour cream, but is milk and butterfat free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the benefits of being dairy free. The 12 oz. retail packages are available in Plain and Guacamole. The plain version is also available in 30 lb. bulk boxes. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is sold nationally in most health food stores and select supermarkets.

    o TOFUTTI SPREADS, similar in taste and consistency to BETTER THAN CREAM CHEESE, can be used with many snack items, such as crackers and chips. Sold nationally in most health food stores, TOFUTTI SPREADS are available in three flavors: Chocolate, Creamed Spinach, and Broccoli Cheddar.

    o TOFUTTI SOY-CHEESE SLICES(TM) offer consumers a delicious nondairy, vegan alternative to regular cheese slices. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in three flavors: Mozzarella, American, and Roasted Garlic.

    Other Food Products
    -------------------

    o TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

    o TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. They can be served hot, warm, or slightly chilled as a main meal or a snack.

    o TOFUTTI CHEESE PILLOWS are frozen crepes filled with BETTER THAN CREAM CHEESE and a variety of fruit fillings. They are available in Blueberry Cheese, Apple Danish & Cheese, and Cherry Cheese flavors, and can be served hot, warm, or slightly chilled as a main meal or a snack. TOFUTTI PILLOWS are sold in most health food stores and select supermarkets.

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

    o TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in Peanut Butter, Oatmeal Raisin, Chocolate Chip, and TOFIGGY(R) fig bars. Like all TOFUTTI products, they are completely dairy and cholesterol free and can be found in select supermarkets and health food stores.

    o TOFUTTI TOTALLY NUTS roasted soybeans offer consumers a healthy, yet delicious snack alternative. The soybeans are available in Home Style, Onion & Garlic, BaroBoQ, Honey Roasted, and Cinnamon Raisin flavors, and are sold in 6.5 oz. retail packages for sale to natural and specialty products customers.

    o Complementing our uncoated soybeans, TOFUTTI Chocolate Dipped Soybeans come in 3.5 oz. retail packages and are available in three varieties:
        Plain Chocolate Coated, Chocolate Dipped Coffee Flavored, and TOFUTTI Smoochies, which combine chocolate coated popcorn with chocolate coated soybeans.

    o TOFUTTI candy bars combine a rich, delicious chocolate with soy protein that not only tastes good, but is also nutritious. The bars come in four different varieties: Ipsy Pipsy, with hazelnut cream, plain chocolate, chocolate with crisped rice, and chocolate with almonds. The candy bars are available in health food stores and select supermarkets.

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

        Until May 30, 2001, the Mattus Ice Cream Company distributed our nondairy frozen dessert products to supermarket accounts in the metropolitan New York area. After that date, Nestle Ice Cream USA, a subsidiary of Nestle, became our New York metropolitan area distributor, as well our distributor in the Southern New Jersey-Philadelphia area, Maryland, Delaware and Northern Virginia. Nestle Ice Cream USA, formerly known as Haagen Dazs, has also been our distributor of frozen desserts in the Southeastern United States for the last twelve years. Total sales to Mattus and Nestle in the New York metropolitan area were $1,102,000 or 6% of sales in 2002 as compared to $1,253,000 or 8% of sales in 2001. This decline in sales is because certain supermarket chains in New York have chosen to purchase Tofutti products from distributors other than Nestle. We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Denver, Detroit, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Richmond, San Francisco, Seattle and Tampa.

        We distribute our products through twenty-six distributors in the national health food market. Our sales to health food distributors in 2002 were $9,112,000 or 52% compared to $8,007,000 or 49% of sales in 2001. In 2002, sales to Trader Joe's, a West Coast based health food supermarket chain, were $3,647,000 or 21% of sales as compared to $2,875,000 or 17% of sales in 2001. Overall, West Coast sales were $4,854,000 or 28% of our sales in 2002, as compared to $4,019,000 or 25% of sales in 2001. Our sales in Florida increased to $1,899,000 or 11% of sales in 2002 compared to $1,824,000 or 11% of sales in 2001. Total sales in the Midwest increased to $1,666,000 or 9% of sales in 2002 as compared to $1,400,000 or 9% of sales in 2001, while sales in New England, another important market for us, increased to $2,243,000 or 13% of sales an compared to sales of $1,853,000 or 11% in 2001. We continue to have a strong presence in the kosher market, with sales of $1,196,000 or 7% of sales in 2002, as compared with sales of $1,040,000 or 6% of sales in 2001. During 2002, our sales to food service accounts increased to $1,543,000 or 9% of sales, as compared with sales of $1,117,000 or 7% of sales in 2001.

        During 2002, we shipped TOFUTTI nondairy products to distributors in Australia, Belgium, Bermuda, Canada, England, France, Germany, Israel, Jamaica, Kuwait, Mexico, the Netherlands, Panama, Portugal, Spain, Sweden and the United Arab Emirates. Sales to foreign distributors increased to $1,840,000 or 11% of sales in 2002, as compared to $1,384,000 or 9% of sales in 2001. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

        We expect the favorable sales trend in the preceding sales categories to continue in 2003.

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

RESEARCH AND DEVELOPMENT

        During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of our current products. In 2002 and 2001, our research and development expenses were $437,000 and $483,000, respectively. These amounts do not include any portion of Mr. Mintz's salary.

PRODUCTION

        All of our products are manufactured by co-packers to whom we supply certain key ingredients for the manufacturing processes. We currently utilize eleven co-packers, including one in the United Kingdom, a decrease from 14 co-packers in the previous year. This decrease is a result of consolidation and the discontinuation of some products. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer.

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

        KOF-K Kosher Supervision, or KOF-K, of Teaneck, New Jersey provides us with our kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use include periodic inspections, and in most cases, on-site supervision of actual production. We believe that our ability to successfully market and distribute our products is dependent upon our continued compliance with the requirements of rabbinical certification. All TOFUTTI products meet the requirements for certification as kosher-parve.

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

EMPLOYEES

        On December 28, 2002 and December 29, 2001, we employed eleven persons on a full-time basis. We consider our relations with our employees to be good.

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

        Dependence on Independent Distributors. Historically, we have been dependent on maintaining satisfactory relationships with our various health food distributors, Nestle Ice Cream USA, our frozen dessert distributor in the metropolitan New York area, the Southern New Jersey-Philadelphia area, Maryland, Delaware and Northern Virginia, and the Southeast, and other independent distributors that have acted as our distributors. Our health food distributors accounted for 52% of our sales in 2002. While we believe that our relationships with our distributors have been satisfactory and have been instrumental in our growth, we have at times experienced difficulty in maintaining such relationships to our satisfaction. Nestle, the parent of Nestle Ice Cream USA is currently attempting to effect a merger with Dreyer's Grand Ice Cream, Inc., the largest distributor of frozen desserts in the United States. On March 4, 2003, the federal government moved to block the proposed merger. Nestle and Dreyer's are currently in negotiations with the federal government to resolve the Federal Trade Commission's objections to the proposed merger. We are unable to assess what impact, if any, such combination would have on the distribution of our frozen desserts. Since available distribution alternatives are limited, there can be no assurance that difficulties in maintaining satisfactory relationships with our distributors will not have a material adverse effect on our business in the future.

        Recent Growth in Sales and Earnings. In 2002, our net sales increased 8% to $17,542,000 from $16,254,000 in 2001. The successful introduction of innovative products on a periodic basis has become increasingly important to our sales growth. Accordingly, the future degree of market acceptance of any of our new products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

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

        Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 71), Chief Executive Officer, Steven Kass (age 51), Chief Financial Officer, and Reuben Rapoport (age
72), Director of Product Development. The loss of the services of any of these persons could have a material adverse effect on our business.

        Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds shares representing approximately 48% of the outstanding shares of common stock, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

        We Are Subject To Risks Associated With International Operations. In 2002 approximately 11% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.

        International operations are subject to inherent risks, including the following:

     o the impact of possible recessionary environments in multiple foreign markets;

     o longer receivables collection periods and greater difficulty in accounts receivable collection;

     o    unexpected changes in regulatory requirements;

     o    potentially adverse tax consequences; and

     o    political and economic instability.

        We May be Adversely Affected By Fluctuations In Currency Exchange Rates. Since our foreign transactions are always in U.S. dollars, we do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales and, consequently, our business, operating results and financial condition.

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

Item 2. Description of Property.

        Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our annual rental expense was $76,000 in 2002. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3. Legal Proceedings.

        We are not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                          High              Low
-------------                          ----              ---
March 31, 2001...............         $2.44            $1.88
June 30, 2001................          2.37             1.75
September 29, 2001...........          2.75             2.00
December 29, 2001............          2.49             2.00
March 30, 2002...............          2.24             1.98
June 29, 2002................          3.50             2.00

Quarter Ended                          High              Low
-------------                          ----              ---
September 28, 2002...........          3.10             2.00
December 28, 2002............          3.05             2.50

        As of March 26, 2003, there were approximately 835 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 3,160 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

        Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized when goods are shipped from production facilities or outside warehouses.

        Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience We use a combination of percentage of sales, specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

        Allowance for Inventory Obsolescence. We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to loss of specific customers or changes in customers' requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers' purchasing requirements to change. These changes could affect our inventory saleability; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

        Valuation Allowance for Deferred Tax Assets. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense.

Results of Operations

Fifty-two Weeks Ended December 28, 2002 Compared with Fifty-two Weeks Ended December 29, 2001
---------------------------------------------------------------------------

        Net sales for the fifty-two weeks ended December 28, 2002 were $17,542,000, an increase of $1,288,000 or 8% from the sales level realized for the fifty-two weeks ended December 29, 2001. In the 2002 period, nondairy frozen dessert product sales and food product sales increased by $559,000 and $729,000, respectively, from the 2001 period. The increases in nondairy frozen dessert sales and food product sales were attributable to an increase in sales of all categories of frozen dessert products and food products. Our gross profit in 2002 increased by $344,000 or 6% due primarily to the sales increase, while our gross profit percentage decreased slightly to 34% in 2002 as compared to 35% in 2001. Our gross profit percentage continues to be adversely affected by start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. Additionally, the entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. We anticipate that while our gross profit will increase due to increased sales in 2003, our gross profit percentage will not improve due to manufacturing start-up costs and promotional allowances associated with the planned introduction of new products in 2003. In order to improve the gross profit percentage, we initiated a series of price increases that commenced in the second quarter of 2002. Because we expect the costs of manufacturing to continue to rise in 2003, we plan on additional price increases beginning in the third quarter of 2003.

        Based on recent sales trends, we expect continued sales increases in our frozen dessert and food product lines and in most customer categories.

        Selling expenses increased $145,000 or 8% to $2,041,000 for the current fiscal year from $1,896,000 in the 2001 period. This increase was caused primarily by a $74,000 increase in freight and a $30,000 increase in commissions. The increased freight expense, a variable expense, is attributable to the increase in sales and the increased cost of fuel. We do not anticipate a significant reduction in the cost of shipping in the foreseeable future. The increase in commissions expense is directly related to the increase in sales.

        Marketing expenses increased by $165,000 in 2002 to $556,000. This increase is primarily attributable to a $217,000 increase in promotion and product demonstration expenses. We believe that these types of marketing expenses are a cost effective way to market and sell our products. The increase in promotion expense was partially offset by a reduction of expenses associated with artwork and plates $34,000, point of sale material $11,000 and magazine advertising $12,000 expenses.

        Research and development expenses decreased to $437,000 in 2002 as compared to $483,000 in 2001. The decrease was due mainly to a reduction in payroll costs of approximately $51,000 offset by a $5,000 increase in other expenses. Our management expects that research and development costs will continue at a slightly higher level for 2003.

        General and administrative expenses were $1,465,000 for the 2002 period as compared with $1,381,000 for the comparable period in 2001, an increase of $84,000 or 6%. The $84,000 increase was due primarily to increases in payroll $56,000, professional fees and outside services $20,000 general insurance $14,000 and offset by a $6,000 decrease in other expenses.

        Interest income was $30,000 for the fifty-two week period ended December 28, 2002 as compared with interest income of $84,000 for the fifty-two week period ended December 29, 2001. The decrease in interest income was primarily attributable to the lower interest rate's available for investment of our funds and a slight reduction in funds available for investment. We anticipate that despite a consistent level of cash balances our interest income will not improve given the current level of interest rates. Other income also decreased by approximately $184,000 due to over-accruals of income tax expense for prior years that was credited to income in 2001. There was no such adjustment in 2002.

        Operating income remained relatively constant at $1,549,000 in 2002 as compared with $1,553,000 in 2001. Income before income tax decreased $242,000 from 2001 to 2002 resulting in a decrease in tax expense of $30,000 to $641,000 in the 2002 fiscal period as compared to $671,000 in the 2001 fiscal period.

        Based on the foregoing, we had net income of $938,000 or $0.14 per share on a diluted basis for the fifty-two week period ended December 28, 2002 as compared with net income of $1,150,000 or $0.16 per share on a diluted basis for the fifty-two week period ended December 29, 2001.

Liquidity and Capital Resources

        At December 28, 2002, our working capital was $4,385,000, an increase of $8,000 from December 29, 2001. Our current and quick acid test ratios, both measures of liquidity, were 9.2 and 7.7, respectively, at December 28, 2002 compared to 7.1 and 6.0 at December 29, 2001. At December 28, 2002, accounts receivable decreased by $92,000 to $1,369,000 from December 29, 2001, reflecting an improvement in cash collections. At December 28, 2002, inventories remained relatively unchanged at $814,000 in 2002 compared to $816, 0000 in 2001. Prepaid expenses increased slightly by $5,000 to $15,000 at December 28, 2002 from December 29,

2001. Current deferred tax assets increased slightly by $7,000 at December 28, 2002 compared to December 29, 2001. At December 28, 2002, accounts payable and accrued expenses decreased $80,000 from December 29, 2001 to $75,000. Accrued compensation was unchanged at $375,000 as of December 28, 2002. The decrease in income taxes payable of $187,000 to $82,000 at December 28, 2002 represents sufficient tax prepayments made in 2002 in anticipation of 2002 tax expense.

        On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. During fiscal 2000 we repurchased 122,400 shares of common stock at a total cost of $247,000. On May 21, 2001, our Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. During 2001 we purchased an additional 204,000 shares for $436,000. From December 30, 2001 through December 28, 2002 we purchased an additional 299,600 shares at a cost of $767,000.

        On January 2, 2003, our Board of Directors authorized the repurchase of an additional 250,000 shares of common stock. From December 29, 2002 through March 26, 2003 we purchased an additional 142,900 shares at a cost of $371,000, bringing our total purchases to 768,900 shares at a total cost of $1,821,000 or $2.37 per share.

        In view of the strong financial condition of the company, our Board of Directors on February 26, 2002 authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 480,000 of his options in consideration of the payment to him of $350,000, an amount equal to the difference of 75% of the closing market price of our common stock on that date ($2.04) less the exercise price of such options. In March 2002, $350,000 was paid to Mr. Mintz.

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

Item 7. Financial Statements.

                          Index to Financial Statements

Independent Auditors' Report.............................................F-1

Financial Statements:

Balance Sheets............................................................F-2

Statements of Income......................................................F-3

Statements of Changes in Stockholders' Equity.............................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements........................................F-6-F-12

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Tofutti Brands Inc.

        We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 28, 2002 and December 29, 2001, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/Wiss & Company
                                            WISS & COMPANY, LLP

Livingston, New Jersey

March 18, 2003

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                               December 28,      December 29,
                                                                   2002              2001
                                                               ------------      ------------
Assets
Current assets:
     Cash and equivalents                                        $2,234             $2,329
     Accounts receivable, net of allowance for doubtful
        accounts of $340 and $325, respectively                   1,369              1,461
     Inventories                                                    814                816
     Prepaid expenses                                                15                 10
     Deferred income taxes                                          485                478
                                                                 ------             ------
                Total current assets                              4,917              5,094

Other assets                                                        216                325
                                                                 ------             ------
                                                                 $5,133             $5,419
                                                                 ======             ======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                          $75               $155
     Accrued compensation                                           375                375
     Income taxes payable                                            82                187
                                                                 ------             ------
                  Total current liabilities                         532                717
                                                                 ------             ------

Commitments
Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                      --                 --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,878,567 shares at December 28,
         2002 and 6,091,267 shares at December 29, 2001              59                 61
     Less: Treasury stock, at cost (18,100 shares at
        December 29, 2001)                                           --                (38)
     Additional paid-in capital                                   2,081              3,156
     Retained earnings                                            2,461              1,523
                                                                 ------             ------
                 Total stockholders' equity                       4,601              4,702
                                                                 ------             ------
                 Total liabilities and stockholders' equity      $5,133             $5,419
                                                                 ======             ======



                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)

                                      Fifty-two weeks        Fifty-two weeks
                                           ended                  ended
                                      December 28, 2002      December 29, 2001
                                      -----------------      -----------------
Net sales                                $17,542                 $16,254
Cost of sales                             11,494                  10,550
                                          ------                  ------
          Gross profit                     6,048                   5,704
                                          ------                  ------

Operating expenses:

  Selling                                  2,041                   1,896
  Marketing                                  556                     391
  Research and development                   437                     483
  General and administrative               1,465                   1,381
                                           -----                   -----
                                           4,499                   4,151
                                           -----                   -----

Operating income                           1,549                   1,553

Other income                                  30                     268
                                           -----                   -----
Income before income tax                   1,579                   1,821

Income taxes                                 641                     671
                                           -----                  ------

Net income                                  $938                  $1,150
                                           =====                  ======

Weighted average common shares
  outstanding:

   Basic                                   6,056                   6,153
                                          ======                  ======
   Diluted                                 6,878                   7,291
                                          ======                  ======

Net income per share:
   Basic                                   $0.15                   $0.19
                                          ======                  ======
   Diluted                                 $0.14                   $0.16
                                          ======                  ======


                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000's omitted except for share data)


                                         Common Stock           Treasury Stock        Additional                       Total
                                    ---------------------      -----------------       Paid-In      Retained       Stockholders'
                                      Shares       Amount      Shares     Amount       Capital      Earnings          Equity
                                      ------       ------      ------     ------       -------      --------          ------
Balances, December 30, 2000         6,354,567        $64       122,400    $(247)       $3,763          $373           $3,953
Issuance of Common Stock               45,000         --            --       --            35            --               35
Purchase of Treasury Stock                 --         --       204,000     (436)           --            --             (436)
Retirement of Treasury Stock         (308,300)        (3)     (308,300)     645          (642)           --               --
Net Income                                 --         --            --       --            --         1,150            1,150
                                    ---------        ---      --------    -----        ------        ------          -------
Balances, December 29, 2001         6,091,267        $61        18,100     $(38)       $3,156        $1,523          $4,702
                                    ---------        ---      --------    -----        ------        ------          ------
Issuance of Common Stock              105,000          1            --       --            77            --              78
Purchase of Treasury Stock                 --         --       299,600     (767)           --            --            (767)
Retirement of Treasury Stock         (317,700)        (3)     (317,700)     805          (802)           --              --
Purchase of Options                        --         --            --       --          (350)           --            (350)
Net Income                                 --         --            --       --            --           938             938
                                    ---------        ---          ----    -----        ------         ------          ------
Balances, December 28, 2002         5,878,567        $59            --       --        $2,081         $2,461          $4,601
                                    =========        ===      ========    =====        ======         ======          ======







                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                     Fifty-two       Fifty-two
                                                    weeks ended     weeks ended
                                                    December 28,    December 29,
                                                       2002            2001
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $938           $1,150
   Adjustments to reconcile net income to net
    cash flows from operating activities:
   Provision for bad debts                               60               40
   Deferred taxes                                        (7)            (119)
   Change in assets and liabilities:
       Accounts receivable                               32             (625)
       Inventories                                        2               92
       Prepaid expenses                                  (5)              (1)
       Accounts payable and accrued expenses            (80)               9
       Income taxes payable                            (105)            (144)
                                                      -----            -----
   Net cash flows from operating activities             835              402
                                                      -----            -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from redemption of investments               --              269
   Other assets                                         109             (144)
                                                      -----            -----
   Net cash flows from investing activities             109              125
                                                      -----            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable                                          --               (8)
   Issuance of common stock                              78               35
   Purchase of treasury stock                          (767)            (436)
   Purchase of options                                 (350)              --
                                                     ------           ------
   Net cash flows from financing activities          (1,039)            (409)
                                                     ------           ------

NET CHANGE IN CASH AND EQUIVALENTS                      (95)             118

CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD          2,329            2,211
                                                     ------           ------
CASH AND EQUIVALENTS, AT END OF PERIOD               $2,234           $2,329
                                                     ======           ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                  $ 750           $  750
                                                     ======          =======

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 28, 2002 and December 29, 2001.

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

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 28, 2002 is limited.

During the years ended December 28, 2002 and December 29, 2001, the Company derived approximately 89% and 91% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to two customers representing 21% and 13% of net sales during 2002 and 17% and 15% of net sales during 2001.

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

                                                                   Year Ended        Year Ended
                                                                   December 28,      December 29,
                                                                       2002              2001
                                                                   ------------      ------------
  Net Income, numerator, basic and diluted computation                $938             $1,150

  Weighted average shares - denominator basic computation            6,056              6,153
  Effect of dilutive stock options                                     822              1,138
                                                                       ---              -----
  Weighted average shares, as adjusted - denominator diluted         6,878              7,291
     computation                                                     -----              -----

  Net Income per share:

  Basic                                                             $ 0.15             $ 0.19
                                                                    ======             ======
  Diluted                                                           $ 0.14             $ 0.16
                                                                    ======             ======


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

Cash and equivalents, accounts receivable, accounts payable, accrued expenses and income taxes payable as of December 28, 2002 and December 29, 2001 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $46 and $58 during the years ended December 28, 2002 and December 29, 2001, respectively.

Reclassifications - Certain reclassifications have been made to 2001 to conform to 2002 presentation.

NOTE 2:  INVENTORIES

Inventories consist of the following:

                                          December 28,       December 29,
                                              2002               2001
                                              ----               ----
Finished products                            $576                $537
Raw materials and packaging                   238                 279
                                              ---                 ---
                                             $814                $816
                                             ====                ====


NOTE 3:  OTHER ASSETS

On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is Chairman and President of the Company. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would otherwise have necessitated a sale of the stock. The sale of such stock might have the negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, the Company is guaranteed to receive a complete refund of all its premiums paid plus interest at 4%. As of December 28, 2002, the balance receivable under this contract of $200 is completely secured by the guaranteed cash surrender value of the policy and the assets in a related party trust created specifically to generate payment to the Company in the event of termination of the policy prior to the death of the insured.

Under the Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not be able to make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, the Company ceased making any payments under the policy subject to future guidance as to the legality of such payments.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


NOTE 4:  STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-qualified stock options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options are generally exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally five or ten years from the date of grant. A total of 2,900,000 shares have been reserved for issuance under the 1993 Plan. At December 28, 2002, 1,688,000 shares were subject to outstanding options and 211,000 additional shares were available for future grant.

The following is a summary of stock option activity from December 30, 2000 to December 28, 2002:

                                          INCENTIVE OPTIONS         NON-QUALIFIED OPTIONS
                                      ------------------------      ---------------------
                                                     Weighted                   Weighted
                                                     Average                    Average
                                                     Exercise                   Exercise
                                       Shares        Price ($)       Shares     Price ($)
                                     ----------      ---------      --------    ---------
Outstanding at December 30, 2000     2,147,000         0.957        171,000        0.937
Granted in 2001                             --           --          20,000        1.90
Exercised in 2001                      (40,000)        0.80          (5,000)       0.6885
                                      --------                      -------
Outstanding and exercisable at
  December 29, 2001                  2,107,000         0.96         186,000        1.047
                                     =========                      =======
Granted in 2002                             --           --              --          --
Exercised in 2002                      (55,000)        0.742        (50,000)       0.738
Purchased and retired in 2002         (480,000)        0.802             --          --
Expired in 2002                             --           --         (20,000)       0.938
                                      --------         -----        -------        -----
Outstanding and exercisable at
  December 28, 2002                  1,572,000        $1.016        116,000       $1.199
                                     =========        ======        =======       ======


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

There were no stock options granted during 2002.

The following table summarizes information about stock options outstanding at December 28, 2002

       Range of            Number         Weighted Average          Weighted
    Exercise Prices      Outstanding       Remaining Life            Average
    ---------------      -----------         (in years)          Exercise Price
                                          ----------------       --------------
    $0.6875--1.031         437,000             4.3                   $0.75
   $1.0625 - 1.1688      1,231,000             3.4                   $1.11
       $1.90                20,000             3.4                   $1.90

Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:

                                                          Dec. 28,    Dec. 29,
                                                            2002        2001
                                                          --------    --------
      Net income available for common stockholders:

         As reported                                        $938       $1,150
         Pro forma                                           938          779
      Basic earnings per share:
         As reported                                        $0.15       $0.18
         Pro forma                                           0.15        0.13
      Diluted earnings per share:
         As reported                                        $0.14       $0.16
         Pro forma                                           0.14        0.11

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)



NOTE 5:  COMMITMENTS

The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company's lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Annual rental expense was $76,000 in 2002. The Company's management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future.

NOTE 6:  INCOME TAXES

The components of income tax expense (benefit) for the years ended December 28, 2002 and December 29, 2001 are as follows:

                                      Dec. 28,     Dec. 29,
                                       2002         2001
                                      -------      -------
        Current:
                 Federal               $502         $614
                 State                  146          176
                                        ---          ---
                                        648          790
                                        ---          ---
        Deferred:
                 Federal                 (6)         (68)
                 State                   (1)         (51)
                                        ---         ----
                                         (7)        (119)
                                        ---         ----
        Total income tax expense       $641         $671
                                       ====         ====

Deferred tax assets at December 28, 2002 and December 29, 2001 are as follows:

                                               Dec. 28,    Dec. 29,
                                                 2002        2001
                                               --------    --------
        Allowance for doubtful accounts           $80         $74
        Accruals and reserves                     405         404
                                                  ---         ---
        Deferred tax assets                      $485        $478
                                                 ====        ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the years ended December 28, 2002 and December 29, 2001 follows:

                                                           Dec. 28,    Dec. 29,
                                                             2002       2001
                                                           --------    --------
    Income tax expense computed at federal statutory
       rate                                                  $537        $619
    Permanent and other items                                 (12)        (56)
    State income taxes, net of federal income tax
       benefit                                                 92         108
                                                             ----         ---
                                                             $641        $671
                                                             ====        ====


NOTE 7:  OTHER INCOME

Other income is summarized as follows:

                                                  Dec. 28,   Dec. 29,
                                                    2002       2001
                                                    ----       ----

        Interest income                             $ 30        $84
        Over-accrual of prior years' tax              --        184
                                                  ------       ----
                                                    $ 30       $268
                                                    ====       ====


NOTE 8:  RELATED PARTY

In March 2002, the Company bought 480,000 options from Mr. David Mintz for $350,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Our directors and executive officers are:

Name                             Age    Position
----                             ---    --------
David Mintz.................      71    Chairman of the Board of Directors,
                                        Chief Executive Officer
Steven Kass.................      51    Chief Financial Officer, Secretary and
                                        Treasurer
Reuben Rapoport.............      72    Director of Product Development and
                                        Director
Aaron Forem ................      48    Director
Franklyn Snitow.............      56    Director
Jeremy Wiesen...............      60    Director

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

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2002 all persons subject to these reporting requirements filed the required reports on a timely basis.

Item 10. Executive Compensation.

        The following table sets forth information concerning the total compensation during the last three fiscal years for our executive officers whose total salary in fiscal 2002 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                     Annual           Long-Term
                                                 Compensation       Compensation
                                                 ------------       ------------
                                                                    Securities
                                                                    Underlying
Name and Principal Position            Year        Salary ($)        Options (#)
---------------------------            ----       ----------        -----------
David Mintz,                           2002       $500,000(1)           --
Chief Executive Officer                2001        500,000(2)           --
  and Chairman of the Board            2000        447,596(3)           --

Steven Kass,                           2002        250,000(1)           --
Chief Financial Officer,               2001        250,000(2)           --
  Secretary and Treasurer              2000        248,557(3)           --
---------------

(1) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about March 28, 2003.

(2) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about March 29, 2002.

(3) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about March 23, 2001.

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year.

        On October 17, 1994, our Board of Directors adopted a resolution wherein we were authorized to purchase a $1,000,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is our Chairman and Chief Executive Officer. The purpose of this transaction is to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would have otherwise necessitated a sale of the stock. The sale of such stock might have a negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, we are guaranteed to receive a complete refund of all the premiums paid plus interest at 4%. As of December 28, 2002, the balance receivable under this contract of $200 is completely secured by the guaranteed cash surrender value of the policy and the assets in a related party trust created specifically to generate payment to us in the event of termination of the policy prior to the death of the insured.

        Under the Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not be able to make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, we ceased making any payments under the policy subject to future guidance as to the legality of such payments.

        There are currently no employment agreements between us and any of our officers. Mr. Snitow has not received any cash remuneration for his service as a director in the last three years. In 2002, Mr. Wiesen and Mr. Forem received $2,500 and $1,000 for their services as directors, respectively.

STOCK OPTIONS

        Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

        The following table provides information concerning stock options held in 2002 by each of the executive officers named above in the Summary Compensation Table.

                                                AGGREGATED OPTION EXERCISES IN LAST
                                           FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                             ------------------------------------------------------------------------------------
                                                             Number of Shares
                             Shares                            Underlying                Value of Unexercised
                             Acquired                        Unexercised Options          in the Money Options
                             on                Value           at FY-End (#)                 at FY-End ($)
Name                         Exercise (#)    Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
----                         ------------    ------------   -------------------------   -------------------------
David Mintz,                     --           $ --                600,000(E)                 $ 870,000(E)(1)
Chief Executive Officer
  and Chairman of the
  Board

Steven Kass,                     --             --                795,000(E)                  1,369,000(E)(1)
  Chief Financial Officer,
  Secretary and Treasurer
-----------------------

(E)  Exercisable options

(1) Calculated by subtracting option exercise price from year-end market price of $2.62 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 26, 2003 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                                    Amount of
                                    Beneficial         Percent of
Name                                Ownership(1)       Class(2)
----                                ------------       --------
David Mintz................         3,403,440 (3)        54.1%
Steven Kass................           795,000 (4)        11.9%
Reuben Rapoport............           127,000 (5)         2.1 %
Jeremy Wiesen..............           102,900 (6)         1.7%
Franklyn Snitow............            54,000 (7)         *
Aaron Forem................            20,000 (8)         *
All Executive Officers and
Directors as a group (6 persons)    4,502,340 (9)        60.2%

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

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 26, 2003 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)     Based on 5,885,567 shares issued and outstanding as of March 26, 2003.

(3) Includes 400,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Issuable upon the exercise of 795,000 currently exercisable stock options.

(5) Includes 90,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 60,000 shares issuable upon the exercise of currently exercisable stock options.

(7) Includes 24,000 shares issuable upon the exercise of currently exercisable stock options.

(8) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.

(9) Includes 1,589,000 shares issuable upon the exercise of currently exercisable stock options.

Item 12. Certain Relationships and Related Transactions.

        On February 26, 2002, in view of the strong financial condition of our company, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 480,000 of his options in consideration of the payment to him of the difference between 75% of the closing market price of our common stock on that date ($2.04) and the exercise price of such options. In settlement of this transaction, we paid Mr. Mintz $350,000.

Item 13. Exhibits and Reports on Form 8-K.

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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        On January 6, 2003, the Registrant filed with the Securities and Exchange Commission a Form 8-K bearing a cover date of January 3, 2003 containing a press release announcing an extension of the stock repurchase plan.

Item 14. Controls and Procedures.

        Within the 90 days prior to the date of the filing of this Form 10-KSB, our company carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) and15d-14(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

        There have been no significant changes in our company's internal controls or other factors which could significantly affect internal controls subsequent to the date of the evaluation.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)

                                            /s/ David Mintz
                                            ---------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz
---------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/ Steven Kass
---------------
Steven Kass
Secretary, Treasurer and
Chief Financial Officer

/s/ Aaron Forem
---------------
Aaron Forem
Director

/s/ Reuben Rapoport
-------------------
Reuben Rapoport
Director

/s/ Franklyn Snitow
-------------------
Franklyn Snitow
Director

/s/ Jeremy Wiesen
-----------------
Jeremy Wiesen
Director

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