Form 10QSB
period 2003-03-29
TOFUTTI BRANDS INC
filed 2003-05-13
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X    Quarterly  report  under  Section 13 or 15(d) of the  Securities  Exchange
---   Act of 1934 for the quarterly period ended March 29, 2003

___ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number:  1-9009

                               Tofutti Brands Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                   13-3094658
        ---------------------                         -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 12, 2003 the Issuer had 5,723,667 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                             Yes     No  X
                                                 ---    ---

                              TOFUTTI BRANDS INC.

                                      INDEX


                                                                          Page
                                                                          ----

Part I - Financial Information:

Item 1.   Condensed Balance Sheets - March 29, 2003
            (Unaudited) and December 28, 2002 (Audited)                     3

          Condensed Statements of Income -
            (Unaudited) - Thirteen Week Periods ended March 29, 2003
            and March 30, 2002                                              4

          Condensed Statements of Cash Flows -
            (Unaudited) - Thirteen Week Periods ended March 29, 2003
            and March 30, 2002                                              5

          Notes to Condensed Financial Statements -
            (Unaudited)                                                     6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of  Operations                 10

Item 3.   Controls and Procedures                                          13

Part II - Other Information:

Item 4.   Submission of Matters to a Vote of Shareholders                  14

Item 6.   Exhibits and Reports on Form 8-K                                 14

          Signatures                                                       16

                         PART I - FINANCIAL INFORMATION
Item 1.
                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                 March 29,        December 28,
                                                  2003              2002
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Assets
Current assets:
    Cash and equivalents                          $2,019            $2,234
    Accounts receivable (net of allowance
      for doubtful accounts of $350 and $340,
      respectively)                                1,571             1,369
    Inventories                                      858               814
    Prepaid expenses                                  13                15
    Deferred income taxes                            371               485
                                                    ----               ---
               Total current assets                4,832             4,917

Other assets                                         216               216
                                                    ----               ---

     Total assets                                 $5,048            $5,133
                                                  ======            ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses           $533              $ 75
    Accrued compensation                              --               375
    Income taxes payable                              51                82
                                                     ---               ---
     Total current liabilities                       584               532

Commitments

Stockholders' equity:
Preferred stock - par value $.01 per share;
     authorized 100,000 shares, none issued           --                --
Common stock- par value $.01 per share;
     authorized 15,000,000 shares, issued and
     outstanding 5,723,667 at March 29, 2003
     and 5,878,567 shares at December 28, 2002        57                59
    Additional paid-in capital                     1,677             2,081
    Accumulated earnings                           2,730             2,461
                                                   -----             -----
     Total stockholders' equity                    4,464             4,601
                                                   -----             -----
     Total liabilities and stockholders' equity   $5,048            $5,133
                                                  ======            ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                   Thirteen          Thirteen
                                                    weeks             weeks
                                                    ended             ended
                                               March 29, 2003     March 30, 2002
                                               --------------     --------------

Net sales                                           $4,514          $3,713
Cost of sales                                        2,925           2,373
                                                     -----           -----
        Gross profit                                 1,589           1,340
                                                     -----           -----

Operating expenses:
    Selling                                            483             407
    Marketing                                          181              88
    Research and development                           132             116
    General and administrative                         335             311
                                                       ---             ---
                                                     1,131             922
                                                     -----             ---

Operating income                                       458             418

Interest income                                          2               7
                                                       ---             ---
Income before income taxes                             460             425

Income taxes                                           191             169
                                                       ---            ----

Net income                                            $269            $256
                                                      ====            ====

Weighted average common shares outstanding:
    Basic                                            5,723           6,060
                                                     =====           =====
    Diluted                                          6,792           6,920
                                                     =====           =====

Net income per share:
    Basic                                            $0.05           $0.04
                                                     =====           =====
    Diluted                                          $0.04           $0.04
                                                     =====           =====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                   Thirteen        Thirteen
                                                     weeks           weeks
                                                     ended           ended
                                                March 29, 2003    March 30, 2002
                                                --------------    --------------

Cash flows from operating activities, net            $191           $  77

Cash flows from investing activities                   --             116

Cash flows from financing activities, net            (406)           (441)
                                                     -----           -----
      Net change in cash and equivalents             (215)           (248)

Cash and equivalents at beginning of period         2,234           2,329
                                                    -----           -----

Cash and equivalents at end of period              $2,019          $2,081
                                                   ======          ======

Supplemental disclosures of cash flow
  information:
      Cash paid during the period for:
           Interest                                   $ 1             $--
                                                      ===            ====
           Taxes                                     $108            $252
                                                     ====            ====









            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 (in thousands)


Note 1:  Description of Business

        Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2:  Basis of Presentation

        The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

        The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:  Inventories

        The composition of inventories is as follows:

                                                  March 29,     December 28,
                                                    2003            2002
                                                    ----            ----

                 Finished products                  $484            $576
                 Raw materials and packaging         374             238
                                                     ---             ---
                                                    $858            $814
                                                    ====            ====

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

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

Note 6: Earnings Per Share

        Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        The following table sets forth the computation of basic and diluted earnings per share:


                                                Thirteen Weeks    Thirteen Weeks
                                                    Ended              Ended
                                                March 29, 2003    March 30, 2002
                                                --------------    --------------
Numerator
  Net income-basic...........................        $269              $256
                                                     ====              ====
  Net income-diluted.........................        $269              $256
                                                     ====              ====

Denominator
  Denominator for basic earnings per share
     weighted average shares ................       5,723             6,060
                                                    -----             -----
  Effect of dilutive securities
     stock options...........................       1,069               860
                                                    -----               ---
  Denominator for diluted earnings per share.       6,792             6,920
                                                    -----             -----

  Earnings per share
    Basic....................................       $0.05             $0.04
                                                    =====             =====
    Diluted..................................       $0.04             $0.04
                                                    =====             =====


Note 7: Stock-Based Compensation

        The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the thirteen weeks ended March 29, 2003 and the thirteen weeks ended March 30, 2002.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                      Thirteen weeks ended
                                                     March 29,      March 30,
                                                      2003            2002
                                                      ----            ----
Net income, as reported                             $  269          $  256

Stock-based employee compensation expense
under fair value method, net of related tax
effects                                                 --              --
                                                   -------         -------

Pro forma net income                                $  269           $ 256
                                                    ======           =====

Earnings per share:
        Basic, as reported                          $0.05            $0.04
                                                    =====            =====
        Basic, pro forma                            $0.05            $0.04
                                                    =====            =====
        Diluted, as reported                        $0.04            $0.04
                                                    =====            =====
        Diluted, pro forma                          $0.04            $0.04
                                                    =====            =====

                               TOFUTTI BRANDS INC.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -----------------------------------

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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the "Risk Factors" contained in our Annual Report on Form 10-KSB for the fiscal year ended December 28, 2002. We will provide copies of our 2002 Form 10-KSB to stockholders free of charge upon receipt of a written request submitted to our Secretary c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Stockholders may also obtain copies of the Form 10-KSB for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission's website: http://www.sec.gov.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales, specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

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

Results of Operations

Thirteen Weeks Ended March 29, 2003 Compared with
Thirteen Weeks Ended March 30, 2002
-------------------------------------------------

Net sales for the thirteen weeks ended March 29, 2003 were $4,514,000, an increase of $801,000, or 22%, from the sales level realized for the thirteen weeks ended March 30, 2002. In the thirteen weeks ended March 29, 2003, sales of hard pack Tofutti increased by $247,000, while food products sales increased by $554,000. As a result of the increase in sales, our gross profit in the current period increased by $249,000. Our gross profit percentage decreased slightly from 36% in the 2002 period to 35% for the current period.

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

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases in paper and plastic packaging and raw materials, which increased our cost of goods sold. We expect the cost of packaging and raw materials to remain at their current high level for the foreseeable future. Finally, due to significant increases in our major co-packers' costs of operations, they have increased the fees they charge us for making our products. To offset these cost increases, we plan to institute a series of price increases in the second half of this fiscal year to help maintain our historical gross margins.

Selling expenses increased 19% to $483,000 for the current fiscal quarter compared with $407,000 for the comparable period in 2002. This increase in the 2003 period was due primarily to higher freight and commission expenses generated by the higher level of sales.

Marketing expenses increased by $93,000 to $180,000 in the fiscal 2002 period due principally to increases in artwork and plates for new products ($18,000), point of sale material ($25,000), and promotions ($50,000).

Research and development costs, which consist principally of salary expenses, increased to $132,000 for the thirteen weeks ended March 29, 2003 compared to $116,000 for the comparable period in 2002. This increase was mainly attributable to increased costs for payroll, lab supplies, equipment repairs and outside professional fees.

General and administrative expenses increased slightly to $335,000 for the current quarter compared with $311,000 for the comparable period in 2002 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, professional fees and outside services.

Interest income was $2,000 for the current fiscal quarter as compared with $7,000 for the comparable period in 2002. The decrease was primarily attributable to a combination of lower cash deposits and prevailing interest rates in 2003.

Liquidity and Capital Resources

As of March 29, 2003, we had approximately $2.02 million in cash and equivalents and our working capital was approximately $4.2 million. The slight increase in inventories and accounts receivable at March 29, 2003 was primarily the result of greater sales recorded in the first quarter of 2003 compared to the end of fiscal year 2002. Our cash flow from operating activities was $191,000 for the three months ended March 29, 2003. Net cash used in financing activities was $406,000 for the three months ended March 29, 2003, which funds were primarily used for stock repurchases.

On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. This program was increased subsequently, with the latest increase authorized by our Board of Directors in April 2003, increasing the repurchase program to one million shares. From December 29, 2002 through March 29, 2003 we purchased an 166,900 shares at a cost of $432,000, bringing our total purchases to 792,900 shares at a total cost of $1,882,000 or $2.37 per share.

Our capital requirements are dependent on many factors, including market acceptance of our products, as well as our marketing and sales activities. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for stock repurchases. We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we have sufficient funds to complete the stock repurchase program as currently authorized and to fund our operations during the remainder of 2003 from our current resources.

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

Item 3.  Controls and Procedures
         -----------------------

Within the 90 days prior to the date of the filing of this Form 10-QSB, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, the our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

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

--------------------

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

(b) Reports on Form 8-K:

        An 8-K bearing the cover date of January 3, 2003 with respect to a press release regarding the expansion of the Registrant's stock repurchase program was filed on January 6, 2003.

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

Date: May 13, 2003