Form 10QSB
period 2003-06-28
TOFUTTI BRANDS INC
filed 2003-08-18
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2003

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

Yes  X  No _

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 15, 2003 the Issuer had 5,743,667 shares of Common Stock, par value $.01, outstanding.

        Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                               TOFUTTI BRANDS INC.


                                      INDEX


                                                                           Page
-------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.        Condensed Balance Sheets - June 28, 2003
                  (Unaudited) and December 28, 2002 (Audited)                 3

               Condensed Statements of Income -
                  (Unaudited) - Thirteen and Twenty-six
                  week periods ended June 28, 2003 and June 29, 2002          4

               Condensed Statements of Cash Flows -
                  (Unaudited) - Twenty-six week periods
                  ended June 28, 2003 and June 29, 2002                       5

               Notes to Condensed Financial Statements -(Unaudited)           6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10


Item 3         Controls and Procedures                                       14


Part II - Other Information:

Item 2.        Legal Proceedings                                             15

Item 4.        Submission of Matters to a Vote of Shareholders               15

Item 6.        Exhibits and Reports on Form 8-K                              16

               Signatures                                                    17

                         PART I - FINANCIAL INFORMATION
Item 1.
                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                      (000's omitted except for share data)

                                                       June 28,     December 28,
                                                         2003           2002
                                                      (Unaudited)     (Audited)
                                                      -----------     ---------
Assets

Current assets:
    Cash and equivalents                                 $2,346          $2,234
    Accounts receivable (net of allowance
      for doubtful accounts of $373 and
      $340, respectively)                                 1,531           1,369
    Inventories                                             740             814
    Prepaid expenses                                          3              15
    Deferred income taxes                                   364             485
                                                           ----             ---
          Total current assets                            4,984           4,917

Other assets                                                264             216
                                                           ----             ---
          Total assets                                   $5,248          $5,133
                                                         ======          ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                  $550            $ 75
    Accrued compensation                                     --             375
    Income taxes payable                                     20              82
                                                            ---             ---
          Total current liabilities                         570             532

Commitments and contingencies

Stockholders' equity:
    Preferred stock-par value $.01 per share; 100,000        --              --
        shares authorized; none issued
    Common stock-par value $.01 per share;                   57              59
        15,000,000 shares authorized; 5,715,167
        and 5,878,567 shares issued and
        outstanding at June 28, 2003 and
        December 28, 2002, respectively
    Additional paid-in capital                            1,626           2,081
    Accumulated earnings                                  2,995           2,461
                                                         ------           -----
          Total stockholders' equity                      4,678           4,601
                                                         ------           -----
          Total liabilities and stockholders' equity     $5,248          $5,133
                                                         ======          ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                        Thirteen         Thirteen        Twenty-six       Twenty-six
                                       weeks ended     weeks ended      weeks ended       weeks ended
                                      June 28, 2003   June 29, 2002    June 28, 2003     June 29, 2002
                                      -------------   -------------    -------------     -------------
Net sales                                 $5,080          $5,111           $9,594           $8,824
Cost of sales                              3,424           3,426            6,349            5,799
                                           -----           -----            -----            -----
        Gross profit                       1,656           1,685            3,245            3,025
                                           -----           -----            -----            -----

Operating expenses:
   Selling                                   500             530              983              937
   Marketing                                 195              85              376              173
   Research and development                  111              84              243              200
   General and administrative                402             346              737              657
                                             ---             ---              ---              ---
                                           1,208           1,045            2,339            1,967
                                           -----           -----            -----            -----

Operating income                             448             640              906            1,058

Interest income                                3               6                5               13
                                            ----            ----             ----              ---
Income before income taxes                   451             646              911            1,071

Income taxes                                 186             272              377              441
                                             ---             ---              ---              ---

Net income                                  $265            $374             $534             $630
                                            ====            ====             ====             ====

Weighted average common shares
  outstanding:
        Basic                              5,719           6,093            5,775            6,079
                                           =====           =====            =====            =====
        Diluted                            6,696           7,101            6,745            7,021
                                           =====           =====            =====            =====

Net income per share:
        Basic                              $0.05           $0.06             $0.09           $0.10
                                           =====           =====             =====           =====
        Diluted                            $0.04           $0.05             $0.08           $0.09
                                           =====           =====             =====           =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)



                                                     Twenty-six      Twenty-six
                                                       weeks           weeks
                                                       ended           ended
                                                   June 28, 2003   June 29, 2002
                                                   -------------   -------------

Cash flows from operating activities, net                $617          $(239)

Cash flows from investing activities                      (48)           116

Cash flows from financing activities, net                (457)          (420)
                                                        -----          -----
        Net change in cash and equivalents                112           (543)

Cash and equivalents at beginning of period             2,234          2,329
                                                        -----          -----

Cash and equivalents at end of period                   2,346          1,786
                                                        =====          =====

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                            $318           $472
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

Note 2:   Basis of Presentation

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the twenty-six week period ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

          The Company operates on a fiscal year which ends on the Saturday closest to December 31.

Note 3:   Inventories

          The composition of inventories is as follows:

                                          June 28, 2003        December 28, 2002
                                          -------------        -----------------

          Finished products                   $387                     $576
          Raw materials and packaging          353                      238
                                               ---                      ---
                                              $740                     $814
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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)


        The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen         Thirteen       Twenty-six       Twenty-six
                                                       Weeks           Weeks            Weeks            Weeks
                                                       Ended           Ended            Ended            Ended
                                                   June 28, 2003   June 29, 2002    June 28, 2003    June 29, 2002
                                                   -------------   -------------    -------------    -------------
Numerator
   Net income-basic . . . . . . . . . . . . . .         $265            $374             $534            $630
                                                        ====            ====             ====            ====
   Net income-diluted . . . . . . . . . . . . .         $265            $374             $534            $630
                                                        ====            ====             ====            ====
Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . . .        5,719           6,093            5,775           6,079
                                                       -----           -----            -----           -----

Effect of dilutive securities
        Stock options . . . . . . . . . . . . .          977           1,008              970             942
                                                         ---           -----              ---             ---

   Denominator for diluted earnings per share          6,696           7,101            6,745           7,021
                                                       -----           -----            -----           -----
   Earnings per share
        Basic . . . . . . . . . . . . . . . . .        $0.05           $0.06             $0.09          $0.10
                                                       =====           =====             =====          =====
        Diluted . . . . . . . . . . . . . . . .        $0.04           $0.05             $0.08          $0.09
                                                       =====           =====             =====          =====



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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the thirteen and twenty-six weeks ended June 28, 2003 and the thirteen and twenty-six weeks ended June 29, 2002.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   Thirteen weeks ended      Twenty-six weeks ended
                                                     June 28,  June 29,       June 28,      June 29,
                                                   --------------------      -----------------------
                                                    2003         2002          2003           2002
                                                    ----         ----          ----           ----
Net income, as reported                             $265         $374          $534           $630

Stock-based employee compensation expense under
 fair value method, net of related tax effects        --           --            --             --
                                                   -----         ----          ----           ----

Pro forma net income                                $265         $374          $534           $630
                                                    ====         ====          ====           ====

Earnings per share:
        Basic, as reported                         $0.05        $0.06         $0.09          $0.10
                                                   =====        =====         =====          =====
        Basic, pro forma                           $0.05        $0.06         $0.09          $0.10
                                                   =====        =====         =====          =====
        Diluted, as reported                       $0.04        $0.05         $0.08          $0.09
                                                   =====        =====         =====          =====
        Diluted, pro forma                         $0.04        $0.05         $0.08          $0.09
                                                   =====        =====         =====          =====

Note 8: Contingent Liability

        The Company was recently served with a complaint by a candy manufacturer. The plaintiff has alleged that the Company breached its obligations in connection with the sale of certain candy bars manufactured by the manufacturer that were to be distributed by the Company within the United States and is seeking damages in the amount of $313,351, plus interest. The Company has counterclaimed, asserting among other things, that the manufacturer breached its obligations to the Company and caused damages to the Company. The litigation is in its early stages and no discovery has been conducted. The Company intends to vigorously defend this action and oppose all relief sought while seeking compensation on its counterclaims.

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

Results of Operations

Thirteen Weeks Ended June 28, 2003 Compared with Thirteen Weeks Ended June 29, 2002
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended June 28, 2003 were $5,080,000 compared to $5,111,000 for the thirteen weeks ended June 29, 2002. Our gross profit for the current quarter decreased by $29,000 and our gross profit percentage remained unchanged at 33% for both thirteen week periods.

We anticipate a continuing increase in sales for the balance of the current fiscal year due to the introduction of new products and expanded distribution. Such increase is dependent upon market acceptance of these products, for which no assurance can be given. In addition, we are continuing to make a major commitment to obtain additional shelf space for our products in large chain supermarkets. Competition for this space is intense and obtaining it will require us to increase spending for additional introductory allowances for the placement of these products. These costs will have a continuing negative impact on net dollar sales and our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases in paper and plastic packaging and raw materials, which increased our cost of good sold. We expect these costs to remain at their current high level for the foreseeable future. In particular, historically stable commodities such as oils, cocoa, vanilla and other flavors have recently experienced significant increases over the previous twelve months. In some cases, these increases have been in excess of 100%. Finally, there have been significant increases in co-packer fees. To offset these cost increases, we have instituted a series of price increases that will take effect beginning in the third quarter of this fiscal year. These increases should help our company to return to its historical gross margins and improve our overall profitability.

Selling expenses decreased by 6% to $500,000 for the current fiscal quarter compared with $530,000 for the comparable period in 2002. This decrease in the 2003 period was due primarily to lower freight and commission expenses generated by the constant level of sales.

Marketing expenses increased by $110,000 to $195,000 in the fiscal 2003 period due principally to increases in artwork and plates for new products ($17,000), point of sale material ($6,000), and promotions ($80,000). We believe that sales promotional activity with our customers is the most cost effective way to increase sales.

Research and development costs, which consist principally of salary expenses, increased to $111,000 for the thirteen weeks ended June 28, 2003 compared to $84,000 for the comparable period in 2002. This increase was mainly attributable to increased costs for payroll, lab supplies and equipment repairs.

General and administrative expenses increased to $402,000 for the current quarter compared with $346,000 for the comparable period in 2002 due primarily to an increase in payroll costs ($30,000), travel and entertainment expenses ($24,000) and computer costs ($5,000).

Interest income was $3,000 for the current fiscal quarter as compared with $6,000 for the comparable period in 2002. The decrease was primarily attributable to lower prevailing interest rates in 2003.

Twenty-Six Weeks Ended June 28, 2003 Compared with Twenty-Six Weeks Ended June 29, 2002
--------------------------------------------------------------------------------

Net sales for the twenty-six weeks ended June 28, 2003 were $9,594,000, an increase of $770,000, or 9%, from the sales level realized for the twenty-six weeks ended June 28, 2002. As a result of the increase in sales, our gross profit for the current period increased by $220,000, and our gross profit percentage remained unchanged at 34% for both twenty-six week periods.

Our cost of sales during the twenty-six week period continued to be adversely impacted by significant industry-wide price increases in paper and plastic packaging and raw materials, which increased our cost of goods sold. We expect these costs to remain at their current high level for the foreseeable future. In particular, historically stable commodities such as oils, cocoa, vanilla and other flavors have recently experienced significant increases over the previous twelve months. In some cases, these increases have been in excess of 100%. Finally, there have been significant increases in co-packer fees. To offset these cost increases, we have instituted a series of price increases that will take effect beginning in the third quarter of this fiscal year. These increases should help our company to return to its historical gross margins and improve our overall profitability.

Selling expenses increased 5% to $983,000 for the twenty-six weeks ended June 28, 2003 compared to $937,000 for the twenty-six weeks ended June 29, 2002. This increase in the 2003 period was due primarily to higher freight and commission expenses generated by the higher level of sales for the twenty-six weeks period.

Marketing expenses increased by $203,000 to $376,000 in the fiscal 2003 period due principally to increases in artwork and plates for new products ($36,000), point of sale material ($31,000), and promotions ($130,000). The company's policy is to expense packaging artwork and design costs as incurred as opposed to the expected life of the package. We believe that sales promotional activity with our customers is the most cost effective way to increase sales.

Research and development costs, which consist principally of salary expenses, increased to $243,000 for the twenty-six weeks ended June 28, 2003 compared to $200,000 for the comparable period in 2002. This increase was mainly attributable to increased costs for payroll, lab supplies and equipment repairs.

General and administrative expenses increased to $737,000 for the current period compared with $657,000 for the comparable period in 2002 due primarily to an increase in salary and related payroll tax and fringe benefit expenses, travel and entertainment expenses and computers costs.

Interest income was $5,000 for the current fiscal quarter as compared with $13,000 for the comparable period in 2002. The decrease was primarily attributable to lower prevailing interest rates in 2003.

Income before income tax decreased by $160,000 to $911,000 for the twenty-six weeks ended June 28, 2003 compared to the twenty-six weeks ended June 29, 2002 resulting in a decrease in income tax expense of $64,000.

Liquidity and Capital Resources

As of June 28, 2003, we had approximately $2.35 million in cash and equivalents and our working capital was approximately $4.4 million. Inventories decreased by $74,000, reflecting an improvement in inventory turn. The increase in accounts receivable at June 28, 2003 was primarily the result of greater sales recorded in the six months of 2003 compared to the end of fiscal year 2002. Our cash flow from operating activities was $617,000 for the six months ended June 28, 2003. Net cash used in investing activities of $48,000 for the six months ended June 28, 2003 reflect recent improvements to our Cranford facility. Net cash used in financing activities was $457,000 for the six months ended June 28, 2003, which funds were primarily used for stock repurchases.

On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. This program was increased subsequently, with the latest increase authorized by our Board of Directors in April 2003, increasing the repurchase program to one million shares. From December 29, 2002 through June 28, 2003 we purchased an 195,400 shares at a cost of $505,000, bringing our total purchases to 821,400 shares at a total cost of $1,955,000 or $2.38 per share.

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

Item 3.   Controls and Procedures
          -----------------------

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in the company's internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 2.   Legal Proceedings
          -----------------

Our company was recently served with a complaint by a candy manufacturer. The plaintiff has alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the manufacturer that were to be distributed by us within the United States and is seeking damages in the amount of $313,351, plus interest. We have counterclaimed, asserting among other things, that the manufacturer breached its obligations to us and caused us damages. The litigation is in its early stages and no discovery has been conducted. We intend to vigorously defend this action and oppose all relief sought while seeking compensation on its counterclaims.

Item 4.   Submission of Matters to a Vote of Shareholders
          -----------------------------------------------

               During the thirteen week period ended June 28, 2003, we held our Annual Meeting of Shareholders.

               At the meeting, held on June 4, 2003, our shareholders voted for:

               1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2003 Annual Meeting of Shareholders.

                                            For           Against      Abstained
                                            ---           -------      ---------
               David Mintz               5,331,612         33,859          -
               Aron Forem                5,332,212         33,259          -
               Reuben Rapoport           5,331,712         33,759          -
               Franklyn Snitow           5,332,212         33,259          -
               Jeremy Wiesen             5,332,212         33,259          -

               2. The ratification of the appointment of Wiss & Company LLP to examine the Company's accounts for 2003.

                                            For           Against      Abstained
                                            ---           -------      ---------
                                         5,343,203         13,010         9,258

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)     Exhibits

3.1*           Certificate of Incorporation, as amended through February 1986.

3.1.1**        March 1986 Amendment to Certificate of Incorporation.

3.2*           By-laws.

4.1***         Copy of the Registrant's Amended 1993 Stock Option Plan.

31.1 Certification by Chief Executive Officer Pursuant Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1           Certification  by  Chief  Executive  Officer  Pursuant  to
               Section  906 of the Sarbanes-Oxley Act of 2002.


32.2           Certification   by  Chief  Financial   Officer  Pursuant
               Section  906  of  the Sarbanes-Oxley Act of 2002.

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


Date: August 18, 2003