Form 10QSB
period 2003-09-27
TOFUTTI BRANDS INC
filed 2003-11-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
---  of 1934 for the quarterly period ended September 27, 2003

___ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____to ____

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

Yes  X  No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

        As of November 7, 2003 the Issuer had 5,743,667 shares of Common Stock, par value $.01, outstanding.

        Transitional Small Business Disclosure Format (check one):

                                   Yes __No X

                               TOFUTTI BRANDS INC.


                                      INDEX


                                                                        Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.  Condensed Balance Sheets - September 27, 2003
            (Unaudited) and December 28, 2002 (Audited)                  3

         Condensed Statements of Income - (Unaudited) - Thirteen and
            Thirty-nine week periods ended September 27, 2003 and
            September 28, 2002                                           4

         Condensed Statements of Cash Flows -
            (Unaudited) - Thirty-nine week periods
            ended September 27, 2003 and September 28, 2002              5

         Notes to Condensed Financial Statements -(Unaudited)            6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10


Item 3   Controls and Procedures                                        14


Part II - Other Information:

Item 2.  Legal Proceedings                                              15

Item 4.  Submission of Matters to a Vote of Shareholders                15

Item 6.  Exhibits and Reports on Form 8-K                               15

         Signatures                                                     17

                         PART I - FINANCIAL INFORMATION
Item 1.
                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                      (000's omitted except for share data)

                                                            September 27,       December 28,
                                                                2003                2002
                                                             (Unaudited)          (Audited)
                                                             -----------          ---------
Assets
Current assets:
    Cash and equivalents                                        $2,331              $2,234
    Accounts receivable (net of allowance for doubtful
      accounts of $388 and $340, respectively)                   1,794               1,369
    Inventories                                                    743                 814
    Prepaid expenses                                                25                  15
    Deferred income taxes                                          343                 485
                                                                 -----                 ---
          Total current assets                                   5,236               4,917
Fixed assets (net of accumulated depreciation $2)                   46                  --
Other assets                                                       216                 216
                                                                  ----                 ---
          Total assets                                          $5,498              $5,133
                                                                ======              ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                       $  564                $ 75
    Accrued compensation                                            --                 375
    Income taxes payable                                           111                  82
                                                                  ----                 ---
          Total current liabilities                                675                 532

Commitments and contingencies

Stockholders' equity:
    Preferred stock-par value $.01 per share; 100,000               --                  --
      shares authorized; none issued
    Common stock-par value $.01 per share;                          57                  59
      15,000,000 shares authorized; 5,710,867 and
      5,878,567 shares issued and outstanding at
      September 27, 2003 and December 28, 2002,
      respectively
    Additional paid-in capital                                   1,613               2,081
    Accumulated earnings                                         3,153               2,461
                                                                ------               -----
          Total stockholders' equity                             4,823               4,601
                                                                ------               -----
          Total liabilities and stockholders' equity            $5,498              $5,133
                                                                ======              ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                                 (000's omitted)


                                        Thirteen         Thirteen        Thirty-nine      Thirty-nine
                                       weeks ended      weeks ended      weeks ended      weeks ended
                                     Sept. 27, 2003   Sept. 28, 2002   Sept. 27, 2003   Sept. 28, 2002
                                     --------------   --------------   --------------   --------------

Net sales                                 $4,960           $4,491          $14,555         $13,315
Cost of sales                              3,493            3,140            9,844           8,939
                                           -----            -----          -------           -----
        Gross profit                       1,467            1,351            4,711           4,376
                                           -----            -----            -----           -----
Operating expenses:
   Selling                                   549              470            1,532           1,408
   Marketing                                 137              136              513             309
   Research and development                  156               96              398             296
   General and administrative                356              275            1,093             931
                                           -----              ---            -----             ---
                                           1,198              977            3,536           2,944
                                           -----              ---            -----           -----
Operating income                             269              374            1,175           1,432
Interest income                                1                6                6              19
                                            ----             ----            -----            ----
Income before income taxes                   270              380            1,181           1,451
Income taxes                                 112              148              489             589
                                            ----              ---            -----             ---
Net income                                $  158             $232           $  692            $862
                                          ======             ====           ======            ====

Weighted average common shares
   outstanding:
        Basic                              5,714            6,099            5,757           6,085
                                          ======            =====           ======           =====
        Diluted                            6,761            7,153            6,753           7,065
                                          ======            =====           ======           =====
Net income per share:
        Basic                              $0.03            $0.04            $0.12           $0.14
                                           =====            =====            =====           =====
        Diluted                            $0.02            $0.03            $0.10           $0.12
                                           =====            =====            =====           =====






            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (000's omitted)



                                               Thirty-nine        Thirty-nine
                                                  weeks              weeks
                                                  ended              ended
                                              Sept. 27, 2003     Sept. 28, 2002
                                              --------------     --------------

Cash flows from operating activities, net           $632              $763

Cash flows from investing activities                 (48)              116

Cash flows from financing activities, net           (487)             (468)
                                                   -----             -----
        Net change in cash and equivalents            97               411

Cash and equivalents at beginning of period        2,234             2,329
                                                   -----             -----

Cash and equivalents at end of period              2,331             2,740
                                                   =====             =====

Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
        Taxes                                      $ 318              $750
                                                   =====              ====





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

Note 2:        Basis of Presentation

               The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirty-nine week period ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

               The Company operates on a fiscal year which ends on the Saturday closest to December 31.

Note 3:        Inventories

               The composition of inventories is as follows:

                                        September 27, 2003   December 28, 2002
                                        ------------------   -----------------

          Finished products                     $483                 $576
          Raw materials and packaging            260                  238
                                                 ---                  ---
                                                $743                 $814
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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)

               The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen         Thirteen       Thirty-nine      Thirty-nine
                                                       Weeks           Weeks            Weeks            Weeks
                                                       Ended           Ended            Ended            Ended
                                                  Sept. 27, 2003   Sept. 28, 2002   Sept. 27, 2003   Sept. 28, 2002
                                                  --------------   --------------   --------------   --------------
Numerator
   Net income-basic . . . . . . . . . . . . . .        $158             $232             $692            $862
                                                       ====             ====             ====            ====
   Net income-diluted . . . . . . . . . . . . .        $158             $232             $692            $862
                                                       ====             ====             ====            ====
Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . . .       5,714            6,099            5,757           6,085
                                                      -----            -----            -----           -----
Effect of dilutive securities
        Stock options . . . . . . . . . . . . .       1,047            1,054              996             980
                                                      -----            -----           ------           -----
   Denominator for diluted earnings per share         6,761            7,153            6,753           7,065
                                                      -----            -----            -----           -----
   Earnings per share
        Basic . . . . . . . . . . . . . . . . .       $0.03            $0.04            $0.12           $0.14
                                                      =====            =====            =====           =====
        Diluted . . . . . . . . . . . . . . . .       $0.02            $0.03            $0.10           $0.12
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

               Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the thirteen and thirty-nine weeks ended September 27, 2003 and the thirteen and thirty-nine weeks ended September 28, 2002.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                                 (000's omitted)

               For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  Thirteen weeks ended      Thirty-nine weeks ended
                                                 ----------------------     ------------------------
                                                 Sept. 27,    Sept. 28,     Sept. 27,      Sept. 28,
                                                   2003         2002          2003           2002
                                                   ----         ----          ----           ----
Net income, as reported                            $ 158        $ 232         $ 692          $ 862

Stock-based employee compensation expense
under fair value method, net of related tax
effects                                               --           --            --             --
                                                    ----         ----          ----           ----

Pro forma net income                                $158         $232          $692           $862
                                                    ====         ====          ====           ====
Earnings per share:
        Basic, as reported                         $0.03        $0.04         $0.12          $0.14
                                                   =====        =====         =====          =====
        Basic, pro forma                           $0.03        $0.04         $0.12          $0.14
                                                   =====        =====         =====          =====
        Diluted, as reported                       $0.02        $0.03         $0.10          $0.12
                                                   =====        =====         =====          =====
        Diluted, pro forma                         $0.02        $0.03         $0.10          $0.12
                                                   =====        =====         =====          =====

Note 8:        Contingent Liability

               The Company was recently served with a complaint by a candy manufacturer. The plaintiff has alleged that the Company breached its obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by the Company within the United States. The candy manufacturer is seeking damages in the amount of $313 plus interest. The Company has counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to the Company and caused damages to the Company. The litigation is in its early stages and no discovery has been conducted. The Company intends to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

Note 9:        Subsequent Event

               In view of the strong financial condition of the Company, the Company's Board of Directors on October 13, 2003 authorized a transaction with David Mintz, Chairman of the Board of Directors, Chief Executive Officer and President, whereby Mr. Mintz surrendered 300,000 of his options in consideration of the payment to him of $358, an amount equal to the difference of 75% of the closing market price of the Company's common stock on that date ($3.15) less the exercise price of such options.

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

Results of Operations

Thirteen Weeks Ended September 27, 2003 Compared with Thirteen Weeks Ended September 27, 2002
--------------------------------------------------------------------------

Net sales for the thirteen weeks ended September 27, 2003 were $4,960,000 compared to $4,491,000 for the thirteen weeks ended September 28, 2002. Our gross profit for the current quarter increased by $116,000 and our gross profit percentage was 30% compared to 33% for the 2002 period.

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

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases in paper and plastic packaging and raw materials, which increased our cost of good sold. We expect these costs to remain at their current high level for the foreseeable future. In particular, historically stable commodities such as oils, cocoa, vanilla and other flavors have recently experienced significant increases over the previous twelve months. In some cases, these increases have been in excess of 100%. Finally, there have been significant increases in co-packer fees. To offset these cost increases, we have instituted a series of price increases effective in the fourth quarter of this fiscal year. However, the major impact of these increases will not be felt until the beginning of 2004. These increases should help our company return to its historical gross margins and improve our overall profitability.

Selling expenses increased by 17% to $549,000 for the current fiscal quarter compared with $470,000 for the comparable period in 2002. This increase in the 2003 period was due primarily to higher freight, commission and trade show expenses generated by the increased level of sales.

Marketing expenses remained relatively unchanged at $137,000 in the fiscal 2003 period. We believe that sales promotional activity with our customers is the most cost effective way to increase sales.

Research and development costs, which consist principally of salary expenses, increased to $156,000 for the thirteen weeks ended September 27, 2003 compared to $96,000 for the comparable period in 2002. This increase was mainly attributable to increased costs for payroll and lab supplies.

General and administrative expenses increased to $356,000 for the current quarter compared with $275,000 for the comparable period in 2002 due primarily to an increase in payroll costs, travel and repair costs and entertainment expenses, computer costs, and building maintenance and repair costs.

Interest income was $1,000 for the current fiscal quarter as compared with $6,000 for the comparable period in 2002. The decrease was primarily attributable to lower prevailing interest rates in 2003.

Thirty-Nine Weeks Ended September 27, 2003 Compared with Thirty-Nine Weeks Ended September 28, 2002
--------------------------------------------------------------------------------

Net sales for the thirty-nine weeks ended September 27, 2003 were $14,555,000, an increase of $1,240,000, or 9%, from the sales level realized for the thirty-nine weeks ended September 28, 2002. As a result of the increase in sales, our gross profit for the current period increased by $335,000, and our gross profit percentage was 32% compared to 34% for the 2002 period.

Our cost of sales during the thirty-nine week period continued to be adversely impacted by significant industry-wide price increases in paper and plastic packaging and raw materials, which increased our cost of good sold.

Selling expenses increased 9% to $1,532,000 for the thirty-nine weeks ended September 27, 2003 compared to $1,408,000 for the thirty-nine weeks ended September 28, 2002. This increase in the 2003 period was due primarily to higher freight ($87,000) and commission ($20,000) expenses generated by the higher level of sales for the thirty-nine week period.

Marketing expenses increased by $204,000 to $513,000 in the fiscal 2003 period due principally to increases in artwork and plates for new products ($55,000), point of sale material ($31,000), and promotions ($100,000). The company's policy is to expense packaging artwork and design costs as incurred as opposed to the expected life of the package. Point of sale materials are expensed as purchased and not amortized.

Research and development costs, which consist principally of salary expenses, increased to $398,000 for the thirty-nine weeks ended September 27, 2003 compared to $296,000 for the comparable period in 2002. This increase was mainly attributable to increased costs for payroll ($69,000) and lab supplies ($26,000).

General and administrative expenses increased to $1,093,000 for the current period compared with $931,000 for the comparable period in 2002 due primarily to an increase in payroll costs ($84,000), travel and entertainment expenses ($23,000), computer costs ($10,000) and building maintenance and repair ($24,000).

Interest income was $6,000 for the current fiscal quarter as compared with $19,000 for the comparable period in 2002. The decrease was primarily attributable to lower prevailing interest rates in 2003.

Income before income tax decreased by $270,000 to $1,181,000 for the thirty-nine weeks ended September 27, 2003 compared to the thirty-nine weeks ended September 28, 2002 resulting in a decrease in income tax expense of $100,000.

Liquidity and Capital Resources

As of September 27, 2003, we had approximately $2.3 million in cash and equivalents and our working capital was approximately $4.3 million. Inventories decreased by $71,000 reflecting an improvement in inventory turn. The increase in accounts receivable at September 27, 2003 was primarily the result of greater sales recorded in the nine months of 2003 compared to the end of fiscal year 2002. Our cash flow from operating activities was $632,000 for the nine months ended September 27, 2003. Net cash used in investing activities of $48,000 for the nine months ended September 27, 2003 reflect the costs associated with recent improvements to our Cranford facility. Net cash used in financing activities was $487,000 for the nine months ended September 27, 2003, which funds were primarily used for stock and option repurchases.

On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. This program was increased subsequently, with the latest increase authorized by our Board of Directors in April 2003, increasing the repurchase program to one million shares. From December 29, 2002 through September 27, 2003 we purchased 199,700 shares at a cost of $518,000, bringing our total purchases to 825,700 shares at a total cost of $1,968,000 or $2.38 per share.

In view of the strong financial condition of the company, our Board of Directors on October 13, 2003 authorized us to enter into a transaction with David Mintz, our Chairman of the Board of Directors, Chief Executive Officer and President, whereby Mr. Mintz surrendered 300,000 of his options in consideration of the payment to him of $358,110, an amount equal to the difference of 75% of the closing market price of our common stock on that date ($3.15) less the exercise price of such options.

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

Item 3.    Controls and Procedures
           -----------------------

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.


Item 2.    Legal Proceedings
           -----------------

Our company was recently served with a complaint by a candy manufacturer. The plaintiff has alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer is seeking damages in the amount of $313,351, plus interest. We have counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The litigation is in its early stages and no discovery has been conducted. We intend to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

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

3.1*           Certificate of Incorporation, as amended through February 1986.

3.1.1**        March 1986 Amendment to Certificate of Incorporation.

3.2*           By-laws.

4.1***         Copy of the Registrant's Amended 1993 Stock Option Plan.

31.1 Certification by Chief Executive Officer Pursuant Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2           Certification by Chief Financial Officer Pursuant to Section 302
               (a) of the  Sarbanes-Oxley  Act of 2002.

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


Date: November 12, 2003