Form 10KSB
period 2003-12-27
TOFUTTI BRANDS INC
filed 2004-03-26
CIK 730349

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 27, 2003

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

                             Yes  x  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $19,014,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 23, 2004 was $11,073,000.

As of March 23, 2004, the Registrant had 5,894,867 shares of Common Stock, par value $.01, outstanding.

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

        During 2003, we introduced several new products. In frozen desserts, we came out with WAVE CUTIES in three flavors: blueberry, strawberry or chocolate sauce blended with creamy vanilla TOFUTTI between two vanilla wafers. We also introduced the JAZZY CUTIE which consists of vanilla TOFUTTI filling between a vanilla and a chocolate wafer. TOFUTTI DELIGHTS are no sugar added, chocolate coated stick novelties in a multi-flavored pack box. They are a low-carb product similar in appearance to our Chocolate Fudge Treats.

        In 2003 we introduced new versions of BETTER THAN CREAM CHEESE and SOUR SUPREME made without hydrogenated fat and potassium sorbate. These products are for those individuals who are concerned about trans fatty acids.

        During 2003, we decided to focus more on our core business of non-dairy frozen dessert and cheese products. Accordingly, we discontinued a number of products that did not fit into our long term plans. Specifically, we eliminated our candy and nut products, certain flavors of our

BETTER THAN CREAM CHEESE and SOUR SUPREME, slow-moving frozen dessert items, and a number of frozen food products. We believe that the elimination of these products, when coupled with our new product introductions, will greatly enhance the visibility of our remaining products which should result in the reduction of slower moving inventory and translate into additional shelf space and ultimately greater sales.

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

Frozen Desserts

    o Premium TOFUTTI(R) nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer eight flavors of premium, hard frozen TOFUTTI in pints: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch, Better Pecan(R), and Mint Chocolate Chip. Premium TOFUTTI soft serve mix is available in three flavors: Vanilla, Chocolate, and Peanut Butter. Tofutti in three gallon bulk cans is available in Vanilla, Chocolate Supreme and Vanilla Almond Bark.

    o LOW FAT TOFUTTI offers the calorie-conscious consumer a creamy dessert that is 98% fat free and has less than 120 calories per serving. Sold nationally in pints, LOW FAT TOFUTTI is offered in a number of flavors including Chocolate Fudge, Coffee Marshmallow, and Vanilla Fudge.

    o NO SUGAR ADDED TOFUTTI pints offer the diet or sugar conscious consumer a nondairy frozen dessert with the taste and texture of premium TOFUTTI and the calories and fat of our low fat product. With its low carb count, it is ideal for people on the

        Atkins diet. Available in Strawberry and Chocolate flavors, NO SUGAR ADDED TOFUTTI pints are sold in select supermarkets.

    o TOFUTTI SUPER SOY SUPREME(TM), made with organic cane juice crystals and with no gluten added, is sold in health food stores and select supermarkets for those individuals looking for a delicious tasting, nondairy frozen dessert without refined sugar or artificial sweeteners. It is available in 500 ml (17 oz.) containers and comes in two flavors:
        Bella Vanilla(TM) and New York, New York Chocolate(TM).

    o TOFUTTI CUTIES(R), the Company's best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Peanut Butter, Mint Chocolate Chip, Wild Berry, or Coffee filling between two chocolate wafers. Being half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, our TOTALLY VANILLA TOFUTTI Cutie is vanilla TOFUTTI between two vanilla wafers. Using the same vanilla wafers, we have also introduced the WAVE CUTIETM in three different flavors - blueberry, strawberry and chocolate sauces blended with creamy vanilla TOFUTTI. Last, but not least is the JAZZY CUTIETM, which consists of vanilla TOFUTTI between a vanilla and chocolate wafer.

    o No sugar added TOFUTTI CUTIES not only have the same great taste and health benefits of our regular Vanilla CUTIES, but combine a creamy no sugar added vanilla filling with a crispy, great tasting no sugar added wafer. A low carb product, they are an ideal snack for individuals on the Atkins diet.

    o TOFUTTI TOO-TOO'S are frozen dessert cookie sandwiches combining creamy and delicious premium vanilla TOFUTTI and chocolate chips with a round, chocolate chip cookie.

    o TOTALLY FUDGE POPS(R), CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS(TM) have only 30 calories per bar. Both TREATS are ideal for anyone on either a low fat or low carb diet.

    o TOFUTTI DELIGHTS(TM) are no sugar added stick novelties shaped just like TREATS, each one covered in a thick, dark chocolate coating. A multi-pack product, each box of DELIGHTS comes with three different centers- vanilla, chocolate or strawberry. They are available in select supermarkets and health food stores and are an ideal snack for those individuals on a low carb diet.

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

Nondairy Cheese Products

    o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Smoked Salmon, Garlic & Herb, Garden Veggie, Creamed Spinach and Broccoli Cheddar. The plain version is also available in 30 lb. bulk boxes. The product is sold in many health food stores and select supermarkets around the country.

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

    o For consumers concerned with their fat and calorie intake, TOFUTTI now offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME with no partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar, no preservatives, and are available in most health food stores.

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

MARKETING AND DISTRIBUTION

        TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, most of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net sales. Certain key domestic accounts and all international accounts are handled directly by us.

        Since mid-2003, Eskimo Pie Frozen Distribution, Inc., a wholly-owned subsidiary of CoolBrands International, Inc., has been the distributor of our frozen desserts in the New York metropolitan area, as well our distributor in the Southern New Jersey-Philadelphia area, Maryland, Delaware and Northern Virginia and in the Southeastern United States including Florida. Eskimo Pie became our distributor in these areas as a result of the sale of the distribution assets of Nestle Ice Cream Company, LLC, or NICC, our distributor since May 2001, to CoolBrands. NICC, formerly known as Haagen Dazs, had also been our distributor of frozen desserts in the Southeastern United States for the last twelve years.

        Total sales to Eskimo Pie/NICC in the New York metropolitan area were $1,244,000 or 7% of sales in 2003 as compared to $1,102,000 or 6% of sales in 2002 to NICC. We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Denver, Detroit, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Richmond, San Francisco, Seattle and Tampa.

        We distribute our products through forty-two distributors in the national health food market. Our sales to health food distributors in 2003 were $10,541,000, or 55% of total sales, as compared to $9,112,000, or 52% of sales, in 2002. In 2003, sales to Trader Joe's, a West Coast based health food supermarket chain, were $4,221,000, or 22% of sales, as compared to $3,647,000, or 21% of sales, in 2002. Overall, West Coast sales were $5,033,000, or 26% of our sales, in 2003, as compared to $4,854,000, or 28% of sales, in 2002. Our sales in Florida decreased to $1,831,000, or 10% of sales, in 2003 compared to $1,899,000, or 11% of sales, in 2002. Total sales in the Midwest increased to $1,681,000, or 9% of sales, in 2003 as compared to $1,666,000, or 9% of sales, in 2002, while sales in New England, another important market for us, increased to $2,320,000, or 12%of sales, as compared to sales of $2,243,000, or 13%, in 2002. We continue to have a strong presence in the kosher market, with sales of $1,299,000, or 7% of sales, in 2003, as compared with sales of $1,196,000, or 7% of sales, in 2002.

        During 2003, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Canada, England, Israel, Mexico, and Panama. Our distributor in England is our master distributor for all of Europe and sells our products to approximately ten other European countries. Sales to foreign distributors decreased to $1,586,000, or 8% of sales, in 2003, as compared to $1,840,000, or 11% of sales, in 2002. Our international sales were negatively impacted by unfavorable economic conditions in some of the countries where we sell our products. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

        We expect the favorable sales trend in the preceding sales categories to continue in 2004.

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

RESEARCH AND DEVELOPMENT

        All of our products are developed internally in our own laboratory. During the last two years, David Mintz, Chief Executive Officer, and Reuben Rapoport, our former Director of Product Development, have devoted substantial time and effort to the development of new products and the reformulation of our current products. In 2003 and 2002, our research and development expenses were $552,000 and $437,000, respectively. These amounts do not include any portion of Mr. Mintz's salary.

PRODUCTION

        All of our products are manufactured by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. We currently utilize nine co-packers, including one in the United Kingdom, a decrease from eleven co-packers in the previous year. This decrease is a result of consolidation and the discontinuation of some products. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer.

        We do not have any written production agreements with our co-packers and do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of our contract manufacturers decide to terminate their relationships with us.

        In order to protect our formulas, we have entered into confidentiality arrangements with our contract manufacturers and their employees. All Tofutti employees, including officers, sign similar confidentiality agreements. There can be no assurance that such confidentiality arrangements can or will be maintained, or that our trade secrets, know-how and marketing ability cannot be obtained by others, or that others do not now possess similar or even more effective capabilities.

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

EMPLOYEES

        On December 27, 2003 we employed twelve persons on a full-time basis compared with eleven persons as of December 28, 2002. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

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

        Reliance on Independent Distributors. We believe that we have no outstanding risk factors in the sale and distribution of our products and feel that the business associated with our current primary distributor, Eskimo Pie Frozen Distribution, Inc., can be easily transferred to another distributor if necessary.

        Recent Growth in Sales and Earnings. In 2003, our net sales increased 8% to $19,014,000 from $17,499,000 in 2002. The successful introduction of innovative products on a periodic basis has become increasingly important to our sales growth. Accordingly, the future degree of market acceptance of any of our new products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

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

        Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 72), Chief Executive Officer and Steven Kass (age 52), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

        Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,634,440 shares of common stock representing approximately 45% of the outstanding shares, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

        We are Subject to Risks Associated with International Operations. In 2003 approximately 8% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

Item 2. Description of Property.

        Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. In 2003 we completed renovations to our product development laboratory and offices in the facility. We currently have no plans to enter into a long-term lease agreement for the facility.

Our rent expense was $74,000 in 2003. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3. Legal Proceedings.

        Our company was served with a complaint by a candy manufacturer in June, 2003. The plaintiff has alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer is seeking damages in the amount of $308,798, plus interest. We have counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The litigation is in its discovery phase. The current trial date is September 1, 2004. While we feel that the complaint is without merit, there can be no assurance that a legal finding favorable to us will be entered. We intend to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                         High             Low
-------------                         -----           -----
March 30, 2002...............         $2.24            $1.98
June 29, 2002................          3.50             2.00
September 28, 2002...........          3.10             2.00
December 28, 2002............          3.05             2.50
March 29, 2003...............          2.65             2.45
June 28, 2003................          2.88             2.35
September 27, 2003...........          3.32             2.80
December 27, 2003............          3.18             2.75

        As of March 23, 2004, there were approximately 680 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 2,900 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

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

        Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized at such time as goods are shipped from production facilities or outside warehouses as evidenced by signed shipping documents. Our normal shipping terms are FOB shipping point.

        Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience We use a combination of percentage of sales, specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable. Any changes in our assumptions relating to the collectability of our accounts receivable, may affect our financial position and results of operations.

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

Results of Operations

Fifty-two Weeks Ended December 27, 2003 Compared with Fifty-two Weeks Ended December 28, 2002
--------------------------------------------------------------------------------

        Net sales for the fifty-two weeks ended December 27, 2003 were $19,014,000, an increase of $1,515,000, or 8 %, from the sales level realized for the fifty-two weeks ended December 28, 2002. Based on recent sales trends, we expect continued sales increases in our frozen dessert and food product lines and in most customer categories.

        Our gross profit in 2003 increased by $309,000, or 5%, due primarily to the sales increase, while our gross profit percentage decreased slightly to 33% in 2003 as compared to 34% in 2002. Our gross profit percentage continues to be adversely affected by start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. Additionally, the entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. In order to improve the gross profit percentage, we initiated a series of price increases that commenced in the fourth quarter of 2003 that will be completed by the beginning of the second quarter 2004. Although we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2004, our gross profit percentage will not improve materially due to manufacturing start-up costs and promotional allowances associated with the planned introduction of new products.

        Selling expenses increased $151,000, or 7%, to $2,192,000 for the current fiscal year from $2,041,000 in the 2002 period. This increase was caused primarily by a $101,000 increase in freight and a $35,000 increase in commissions. The increased freight expense, a variable expense, is attributable to the increase in sales and the increased cost of fuel. We do not anticipate a significant reduction in the cost of shipping in the foreseeable future. The increase in commissions expense is directly related to the increase in sales. We anticipate that with the exception of freight and commission expenses, which are variable to sales, all other selling expenses in 2004 should remain relatively consistent with our expenses in 2003.

        Marketing expenses increased by $88,000 in 2003 to $601,000. This increase is primarily attributable to an $83,000 increase in expenses for artwork and plates, a $14,000 increase in public relations expense and an $11,000 increase in magazine advertising expense. The increase in these expenses was partially offset by a $27,000 reduction in expenses associated with promotions. We expect marketing expenses to remain consistent with 2003 expenses or increase modestly in 2004.

        Research and development expenses increased to $552,000 in 2003 as compared to $437,000 in 2002. The increase was due mainly to an increase in payroll costs of approximately $50,000 and lab costs and supplies of $47,000. Our management expects that research and development costs will continue at a slightly higher level in 2004.

        General and administrative expenses were $1,838,000 for the 2003 period as compared with $1,465,000 for the comparable period in 2002, an increase of $373,000 or 25%. The $373,000 increase was due primarily to increases in payroll of $250,000, professional fees and outside services of $11,000, general insurance of $17,000, travel and entertainment of $37,000, data processing supplies of $26,000 and building maintenance of $26,000.

        Operating income decreased by $418,000 to $1,131,000 in 2003 as compared with $1,549,000 in 2002 as a result of increases in operating expenses.

        Interest income was $15,000 for the fifty-two week period ended December 27, 2003 as compared with interest income of $30,000 for the fifty-two week period ended December 28, 2002. The decrease in interest income was primarily attributable to the lower interest rates available for investment of our funds. We anticipate that despite a consistent level of cash balances our interest income will not improve given the current level of interest rates.

        Income taxes for the current fiscal period were $760,000, or 66% of taxable income, compared to $640,000, or 41% of taxable income, in 2002. The increase in the effective 2003 tax rate was due to an adjustment in the deferred tax asset account as a result of a revaluation of taxable reserves and allowances according to current IRS rules and regulations. We expect that our tax rate in 2004 will revert to our historical rate of approximately 40%.

Liquidity and Capital Resources

        At December 27, 2003, our working capital was $4,038,000, a decrease of $347,000 from December 28, 2002. Our current and quick acid test ratios, both measures of liquidity, were 4.8 and 3.8, respectively, at December 27, 2003 compared to 9.2 and 6.7 at December 28, 2002. At December 27, 2003, accounts receivable increased by $139,000 to $1,508,000 from December 28, 2002, reflecting an increase in sales. At December 27, 2003, inventories decreased to $774,000 in 2003 compared to $814,000 in 2002. Prepaid expenses decreased slightly by $15,000 to $0 at December 27, 2003 from December 28, 2002. At December 27, 2003, we had prepaid income taxes of $55,000 as a result of an overpayment to the State of New Jersey. Our deferred tax asset decreased by $265,000 to $220,000 at December 27, 2003 from $485,000 at December 28, 2002 reflecting an adjustment in the valuation and reserve accounts for calculating income taxes. At December 27, 2003, accounts payable and accrued expenses and accrued compensation increased $396,000 and $125,000, respectively, from December 28, 2002. Income taxes payable at December 27, 2003 increased slightly to $105,000 from $82,000 at December 28, 2002, also reflecting an adjustment in the valuation and reserve accounts for calculating income taxes.

        On September 18, 2000, our Board of Directors authorized the repurchase of 250,000 shares of our common stock at prevailing market prices. During fiscal 2000 we repurchased 122,400 shares of common stock at a total cost of $247,000. On May 21, 2001, our Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. During 2001 we purchased an additional 204,000 shares for $436,000. During 2002 we purchased an additional 299,600 shares at a cost of $767,000.

        On January 2, 2003, our Board of Directors authorized the repurchase of an additional 250,000 shares of common stock. From December 29, 2002 through December 27, 2003, we purchased an additional 234,700 shares at a cost of $599,000, bringing our total purchases through December 27, 2003 to 860,700 shares at a total cost of $2,049,000 or $2.38 per share. During the period December 28, 2003 through March 23, 2004, we purchased an additional 130,900 shares at a cost of $470,000, bringing cumulative totals to date to 991,600 shares at a total cost of $2,519,000 or $2.54 per share. On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares.

        In view of the strong financial condition of the company, our Board of Directors on October 17, 2003 authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his options in consideration of the payment to him of $358,000, an amount equal to the difference of 75% of the closing market price of our common stock on that date ($3.45) less the exercise price of such options. In October 2003, $358,000 was paid to Mr. Mintz.

        On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered an additional 300,000 of his options in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324,000 was paid to Mr. Mintz.

        We do not have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we will be able to fund our operations during 2004 from current resources.

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

Off-Balance Sheet Arrangements

        None.

Item 7. Financial Statements.

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

Notes to Financial Statements................................................F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Tofutti Brands Inc.

     We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 27, 2003 and December 28, 2002, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 27, 2003 and December 28, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/Wiss & Company
                                            WISS & COMPANY, LLP

Livingston, New Jersey

March 18, 2004

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                                December 27,       December 28,
                                                                   2003               2002
                                                                ------------       ------------
Assets
Current assets:

     Cash and equivalents                                        $2,557             $2,234
     Accounts receivable, net of allowance for doubtful
        accounts of $149 and $340, respectively                   1,508              1,369
     Inventories                                                    774                814
     Prepaid expenses                                                --                 15
     Prepaid income taxes                                            55                 --
     Deferred income taxes                                          220                485
                                                                    ---             ------
                Total current assets                              5,114              4,917

Fixed assets (net of accumulated amortization of $5)                 43                 --
Other assets                                                         16                216
                                                                     --             ------
                                                                 $5,173             $5,133
                                                                 ======             ======

Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable and accrued expenses                         $471                $75
     Accrued officers' compensation                                 500                375
     Income taxes payable                                           105                 82
                                                                    ---             ------
                  Total current liabilities                       1,076                532
                                                                  -----             ------

Commitment and Contingency
Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                      --                 --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,709,867 shares at  December 27,
         2003 and 5,878,567 shares at December 28, 2002              57                 59
     Additional paid-in capital                                   1,193              2,081
     Retained earnings                                            2,847              2,461
                                                                  -----             ------
                 Total stockholders' equity                       4,097              4,601
                                                                  -----             ------
                 Total liabilities and stockholders' equity      $5,173             $5,133
                                                                 ======             ======


                       See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)

                                                  Fifty-two weeks          Fifty-two weeks
                                                       ended                    ended
                                                 December 27, 2003        December 28, 2002
                                                 -----------------        -----------------
Net sales                                               $19,014                 $17,499
Cost of sales                                            12,700                  11,494
                                                         ------                  ------
          Gross profit                                    6,314                   6,005
                                                          -----                 -------
Operating expenses:
  Selling                                                 2,192                   2,041
  Marketing                                                 601                     513
  Research and development                                  552                     437
  General and administrative                              1,838                   1,465
                                                          -----                   -----
                                                          5,183                   4,456
                                                          -----                   -----
Operating income                                          1,131                   1,549
Interest income                                              15                      30
                                                         ------                  ------
Income before income tax                                  1,146                   1,579
Income taxes                                                760                     641
                                                            ---                  ------
Net income                                                 $386                    $938
                                                           ====                   =====
Weighted average common shares outstanding:
   Basic                                                  5,744                   6,056
                                                          =====                 =======
   Diluted                                                6,556                   6,878
                                                          =====                 =======
Net income per share:
   Basic                                                  $0.07                   $0.15
                                                          =====                 =======
   Diluted                                                $0.06                   $0.14
                                                          =====                 =======


                       See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (000's omitted except for share data)

                                         Common Stock             Treasury Stock        Additional                      Total
                                      ---------------------      -----------------       Paid-In       Retained     Stockholders'
                                       Shares         Amount      Shares     Amount       Capital       Earnings         Equity
                                       ------         ------      ------     ------       -------       --------         ------

Balances, December 29, 2001           6,091,267         $61       18,100      $(38)       $3,156         $1,523          $4,702
Issuance of Common Stock                105,000           1           --        --            77             --              78
Purchase of Treasury Stock                   --          --      299,600      (767)           --             --            (767)
Retirement of Treasury Stock           (317,700)         (3)    (317,700)      805          (802)            --              --
Purchase of Options                          --          --           --        --          (350)            --            (350)
Net Income                                   --          --           --        --            --            938             938
                                      ---------         ---     --------      ----        ------            ---             ---
Balances, December 28, 2002           5,878,567          59           --        --         2,081          2,461           4,601
Issuance of Common Stock                 66,000           1           --        --            66             --              67
Purchase of Treasury Stock             (234,700)         --      234,000      (599)           --             --            (599)
Retirement of Treasury Stock                 --          (3)    (234,000)     (599)         (596)            --              --
Purchase of Options                          --          --           --        --          (358)            --            (358)
Net Income                                   --          --           --        --            --            386             386
                                       --------         ---     --------       ---        ------           ----             ---
Balances, December 27, 2003           5,709,867         $57           --        --        $1,193         $2,847          $4,097
                                      =========         ===     ========      ====        ======         ======          ======







                       See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                    Fifty-two          Fifty-two
                                                                   weeks ended        weeks ended
                                                                   December 27,      December 28,
                                                                       2003              2002
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $386               $938
   Adjustments to reconcile net income to net
    cash flows from operating activities:
   Amortization                                                          5                 --
   Provision for bad debts                                              65                 60
   Deferred taxes                                                      265                 (7)
   Change in assets and liabilities:
       Accounts receivable                                            (204)                32
       Inventories                                                      40                  2
       Prepaid expenses                                                 15                 (5)
       Prepaid income taxes                                            (55)                --
       Accounts payable and accrued expenses                           521                (80)
       Income taxes payable                                             23               (105)
                                                                       ---              -----
   Net cash flows from operating activities                          1,061                835
                                                                     -----              -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of insurance policy                              200                 --
   Purchase of fixed assets                                            (48)               109
                                                                       ----             -----
   Net cash flows from investing activities                            152                109
                                                                       ---              -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                             67                 78
   Purchase of treasury stock                                         (599)              (767)
   Purchase of options                                                (358)              (350)
                                                                      -----           -------
   Net cash flows from financing activities                           (890)            (1,039)
                                                                      ----            -------
NET CHANGE IN CASH AND EQUIVALENTS                                     323                (95)
CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD                         2,234              2,329
                                                                     -----             ------
CASH AND EQUIVALENTS, AT END OF PERIOD                              $2,557             $2,234
                                                                    ======             ======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                  $525              $ 750
                                                                      ====            =======

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 27, 2003 and December 28, 2002.

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

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 27, 2003 is limited.

During the years ended December 27, 2003 and December 28, 2002, the Company derived approximately 92% and 89% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to two customers representing 22% and 14% of net sales during 2003 and 21% and 13% of net sales during 2002.

Cash and Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company periodically reviews inventories and establishes reserves for obsolescence. Management feels that risk beyond the established reserve is limited.

Fixed Assets - Fixed assets consist of leasehold improvements. Amortization is provided by charges to income using the straight-line method over the useful life of ten years.

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

                                                                    Year Ended        Year Ended
                                                                   December 27,      December 28,
                                                                       2003              2002
                                                                   ------------      ------------
  Net Income, numerator, basic and diluted computation                $386               $938
  Weighted average shares - denominator basic computation            5,744              6,056
  Effect of dilutive stock options                                     812                822
                                                                       ---                ---
  Weighted average shares, as adjusted - denominator
     diluted computation                                             6,556              6,878
                                                                     -----              -----
  Net Income per share:
  Basic                                                              $0.07             $ 0.15
                                                                     =====             ======
  Diluted                                                            $0.06             $ 0.14
                                                                     =====             ======

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company discloses pro forma net income and earnings per share as if the fair value method had been applied.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:

                                                            Dec. 27,   Dec. 28,
                                                             2003       2002
                                                             ----       ----
          Net income available for common stockholders:
             As reported                                      $386       $938
             Pro forma                                         386        938
          Basic earnings per share:
             As reported                                      $0.07      $0.15
             Pro forma                                         0.07       0.15
          Diluted earnings per share:
             As reported                                      $0.06      $0.14
             Pro forma                                         0.06       0.14

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash and equivalents, accounts receivable, accounts payable, accrued expenses and income taxes payable as of December 27, 2003 and December 28, 2002 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments or because the interest rates approximate market rates of interest.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $24 and $46 during the years ended December 27, 2003 and December 28, 2002, respectively.

Reclassifications - Certain amounts previously recorded have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

NOTE 2: INVENTORIES

Inventories consist of the following:

                                             December 27,       December 28,
                                                2003                2002
                                                ----                ----
Finished products                                532                $576
Raw materials and packaging                      242                 238
                                                 ---                 ---
                                                $774                $814
                                                ====                ====




NOTE 3: OTHER ASSETS

On October 17, 1994, the Company's Board of Directors adopted a resolution wherein the Corporation was authorized to purchase a $1,000 split dollar insurance plan on the life of the Company's Chairman and President, David Mintz. The purpose of this transaction was to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would otherwise might have necessitated a sale of the stock. This might have had the negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, the Company was guaranteed to receive a complete refund of all its premiums paid plus interest at 4%. As of December 28, 2002, the $200 balance receivable under this contract was completely secured by the guaranteed cash surrender value of the policy and

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

the assets in a related party trust created specifically to generate payment to the Company in the event of termination of the policy prior to the death of the insured.

Under the Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, the Company ceased making any payments under the policy, subject to future guidance as to the legality of such payments. On December 24, 2003 Mr. Mintz purchased the insurance policy from the Company for $208, which represented all previous premiums paid by the Company plus interest of 4% per annum.

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

The following is a summary of stock option activity from December 29, 2001 to December 27, 2003:

                                          INCENTIVE OPTIONS            NON-QUALIFIED OPTIONS
                                     ---------------------------       ---------------------
                                                        Weighted                   Weighted
                                                         Average                   Average
                                                        Exercise                   Exercise
                                     Shares            Price ($)      Shares      Price ($)
                                     ------            ---------      ------      ---------
Outstanding and exercisable at
December 29, 2001                     2,107,000          $0.96         186,000       $1.047
Granted in 2002                              --             --              --          --
Exercised in 2002                       (55,000)          0.742        (50,000)       0.738
Purchased and retired in 2002          (480,000)          0.802             --          --
Expired in 2002                              --             --         (20,000)       0.938
                                       --------         -------        -------       -----
Outstanding and exercisable at
December 28, 2002                     1,572,000           1.016        116,000        1.199
Granted in 2003                              --             --              --          --

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


Exercised in 2003                       (29,000)        100            (37,000)       1.04
Purchased and retired in 2003          (300,000)          1.17              --          --
Expired in 2003                          12,000           1.06              --          --
                                       --------         -------        -------       -----
Outstanding and exercisable at
December 27, 2003                     1,231,000          $0.96          79,000       $1.27
                                      =========          =====          ======       =====


There were no stock options granted during 2003 and 2002.

The following table summarizes information about stock options outstanding at December 27, 2003:

                                        Weighted Average          Weighted
      Range of           Number          Remaining Life            Average
   Exercise Prices     Outstanding         (in years)          Exercise Price
   ---------------     -----------         ----------          --------------

   $0.6875--0.9375       425,000              3.3                   $0.75
  $1.0625 - 1.1688       865,000              2.4                   $1.11
        $1.90             20,000              2.4                   $1.90

NOTE 5: COMMITMENT

The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company's lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $74 in 2003. The Company's management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 6: CONTINGENCY

The Company was served with a complaint by a candy manufacturer in June, 2003. The plaintiff has alleged that the Company breached its obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by the Company within the United States. The candy manufacturer is seeking damages in the amount of $309, plus interest. The Company has counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to the Company and caused it damages. The litigation is in its discovery phase. The current trial date is September 1, 2004. While the Company feels that the complaint is without merit, there can be no assurance that a legal finding favorable to it will be entered. The Company intends to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

NOTE 7: INCOME TAXES

The components of income tax expense (benefit) for the years ended December 27, 2003 and December 28, 2002 are as follows:

                                       Dec. 27,    Dec. 28,
                                        2003         2002
                                        ----         ----
        Current:
                 Federal                $386         $502
                 State                   109          146
                                         ---          ---
                                         495          648
                                         ---          ---
        Deferred:
                 Federal                 206           (6)
                 State                    59           (1)
                                          --          ---
                                         265           (7)
                                         ---          ---
        Total income tax expense        $760         $641
                                        ====         ====

Deferred tax asset at December 27, 2003 and December 28, 2002 are as follows:

                                                            Dec. 27, Dec. 28,
                                                              2003    2002
                                                              ----    ----

        Allowance for doubtful accounts                       $75      $80
        Accruals and reserves                                 145      405
                                                              ---      ---
        Deferred tax asset                                   $220     $485
                                                             ====     ====


A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the years ended December 27, 2003 and December 28, 2002 follows:

                                                             Dec. 27,  Dec. 28,
                                                               2003     2002
                                                               ----     ----

        Income tax expense computed at federal statutory
           rate                                                $390     $537
        Permanent and other items                               317      (12)
        State income taxes, net of federal income tax
           benefit                                               69       92
                                                                 --     ----
                                                               $760     $641
                                                               ====     ====

NOTE 8: RELATED PARTY

The Board of Directors on October 17, 2003 authorized a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his options in consideration of the payment to him of $358, an amount equal to the difference of 75% of the closing market price of our common stock on that

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

date ($3.45) less the exercise price of such options. In October 2003, $358 was paid to Mr. Mintz.

On January 12, 2004, the Board of Directors authorized a transaction with David Mintz whereby Mr. Mintz surrendered an additional 300,000 of his options in consideration of the payment to him of $324, an amount equal to the difference of 75% of the average closing price of the Company's common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324 was paid to Mr. Mintz.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A. Controls and Procedures.

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

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Our directors and executive officers are:

Name                            Age      Position
----                            ---      --------
David Mintz.................     72      Chairman of the Board of Directors,
                                         Chief Executive Officer
Steven Kass.................     52      Chief Financial Officer, Secretary and
                                         Treasurer
Joseph Fischer..............     64      Director
Aaron Forem ................     49      Director
Reuben Rapoport.............     73      Director
Franklyn Snitow.............     57      Director
Jeremy Wiesen...............     61      Director

        David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981.

        Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

        Joseph Fischer was appointed to our Board of Directors in March 2004. He has been the principal in FMM Investments, which manages private portfolios, since 1992. Prior to that and since 1982, Mr. Fischer was the Controller of the Swingline Division of American Brands Inc.

        Aaron Forem has been a director since 2000. He is the president of Wuhl Shafman Lieberman Corp., located in Newark, New Jersey, which is one of the largest produce wholesalers in the Northeast United States. He has been president of Wuhl Shafman Lieberman Corp. since 1980.

        Reuben Rapoport, our former Director of Product Development who retired in April 2003, has been a director since July 1983.

        Franklyn Snitow has been a director since 1987. He has been a partner in the New York City law firm of Snitow & Cunningham, our general counsel, since 1985.

        Jeremy Wiesen has been a director since 1999. He has been an Associate Professor of Business Law and Accounting at the Leonard N. Stern School of Business, New York University since 1972. He was a member of the board of directors of Mego Mortgage Corporation from November 1996 through March 1998 and was previously a director and officer of our company from June 1983 through January 1986.

        All directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors All of the executive officers devote their full time to our operations.

Employment Agreements

        There are currently no employment agreements between us and any of our officers.

Family Relationships

        There are no family relationships between any of our directors and executive officers.

Involvement in Legal Proceedings

        To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in one of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

        The Audit Committee of the Board of Directors is comprised of Messrs. Fischer, Forem and Wiesen. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Joseph Fisher is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2003 all persons subject to these reporting requirements filed the required reports on a timely basis.

Code of Ethics

        We have adopted a Code of Ethics for Executive and Financial Officers. This code of ethics applies to our chief executive officer, chief financial officer, corporate controller and other finance organization employees. We also adopted a Code of Conduct, which applies to all of our employees. The Code of Ethics and the Code of Conduct are publicly available on our website at www.tofutti.com and printed copies are available upon request. If we make any substantive amendments to the Code of Ethics or the Code of Conduct or grant any waivers, including any implicit waiver, from a provision of these codes to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on our website.

Item 10. Executive Compensation.

        The following table sets forth information concerning the total compensation during the last three fiscal years for our executive officers whose total salary in fiscal 2003 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                     Annual         Long-Term
                                                  Compensation     Compensation
                                                  ------------     ------------
                                                                    Securities
                                                                    Underlying
Name and Principal Position              Year      Salary ($)      Options (#)
---------------------------              ----      ----------      -----------
David Mintz,                             2003      $ 603,000(1)         --
Chief Executive Officer                  2002        500,000(2)         --
  and Chairman of the Board              2001        500,000(3)         --
Steven Kass,                             2003        275,000(1)         --
Chief Financial Officer,                 2002        250,000(2)         --
  Secretary and Treasurer                2001        250,000(3)         --
---------------

(1) Includes bonuses of $350,000 and $150,000 for Messrs. Mintz and Kass, respectively, accrued at year end and paid on or about January 16, 2004.

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

        On October 17, 1994, our Board of Directors adopted a resolution wherein we were authorized to purchase a $1,000,000 split dollar insurance plan on the life of a member of David Mintz's family. Mr. Mintz is our Chairman and Chief Executive Officer. The purpose of this transaction was to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would have otherwise necessitated a sale of the stock. The sale of such stock might have a negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, we are guaranteed to receive a complete refund of all the premiums paid plus interest at 4%. As of December 28, 2002, the balance receivable under this contract of $200,000 was completely secured by the guaranteed cash surrender value of the policy and the assets in a related party trust created specifically to generate payment to us in the event of termination of the policy prior to the death of the insured.

        Under the Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not be able to make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, we ceased making any payments under the policy subject to future guidance as to the legality of such payments. Such guidance was not forthcoming and in December 2003, Mr.

Mintz purchased the insurance policy from us for $208,000, which represented all previous premiums paid by our company plus interest of 4% per annum.

        Mr. Snitow has not received any cash remuneration for his service as a director in the last three years. Mr. Forem has not received any cash remuneration for his service in the last two years. In 2003, Mr. Wiesen received $1,000 for his services as director.

STOCK OPTIONS

        Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

        The following table provides information concerning stock options held in 2003 by each of the executive officers named above in the Summary Compensation Table.

                                                AGGREGATED OPTION EXERCISES IN LAST
                                           FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                             ---------------------------------------------------------------------------------
                                                            Number of Shares          Value of Unexercised
                               Shares                     Underlying Unexercised       in the Money Options
                             Acquired on     Value            Options at FY-End (#)      at FY-End ($)
Name                         Exercise(#)   Realized ($)   Exercisable/Unexercisable  Exercisable/Unexercisable
----                         -----------   ------------   -------------------------  -------------------------
David Mintz,                     --           $ --            300,000(E)                   $564,000(E)(1)
Chief Executive Officer
  and Chairman of the
  Board
Steven Kass,                     --            --             795,000(E)                    1,740,000(E)(1)
  Chief Financial Officer,
  Secretary and Treasurer

-----------------------
(E)  Exercisable options
(1) Calculated by subtracting option exercise price from year-end market price of $3.05 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 23, 2004 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                                   Amount of
                                   Beneficial             Percent of
Name                               Ownership(1)           Class(2)
----                               ------------           --------
David Mintz................         2,634,000               44.7%
Steven Kass................           795,000 (3)           11.9%
Reuben Rapoport............            90,000                1.5 %
Jeremy Wiesen..............            64,400 (4)            1.1%
Franklyn Snitow............            47,200                *
Aaron Forem................            20,000                *
Joseph Fischer.............                --               --
All Executive Officers and
Directors as a group (6 persons)    3,651,040(5)          54.4%

--------------

*       Less than 1%.

        The address of Messrs. Mintz, Kass, Fischer, Rapoport and Wiesen is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each person listed above has sole voting and/or investment power of the shares attributed to him.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 23, 2004 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)     Based on 5,894,867 shares issued and outstanding as of March 23, 2004.
        (3) Issuable upon the exercise of 795,000 currently exercisable stock options. (4) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.

(5) Includes 815,000 shares issuable upon the exercise of currently exercisable stock options.

Item 12. Certain Relationships and Related Transactions.

        In view of the strong financial condition of our company, the Board of Directors on October 17, 2003 authorized a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his options in consideration of the payment to him of $358,000, an amount equal to the difference of 75% of the closing market price of our common stock on that date ($3.45) less the exercise price of such options. In October 2003, $358,000 was paid to Mr. Mintz.

        On October 17, 1994, our Board of Directors adopted a resolution wherein we were authorized to purchase a $1 million plan on the life of our Chairman and President. The purpose of this transaction was to provide the Mintz estate with funds sufficient to pay any estate taxes levied upon the transfer of Mr. Mintz's Tofutti stock, which would otherwise have necessitated a sale of the stock which might have had the negative effect of significantly decreasing the market price of the stock to the detriment of other shareholders. Upon the death of the family member or termination of the policy prior to death, we were guaranteed to receive a complete refund of all premiums paid plus interest at 4%. As of December 28, 2002, the $200,000 balance receivable under this contract was completely secured by the guaranteed cash surrender value of the policy and the assets in a related party trust created specifically to generate payment to us in the event of termination of the policy prior to the death of the insured.

        Under the Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, we ceased making any payments under the policy, subject to future guidance as to the legality of such payments. On December 24, 2003, we sold the policy to Mr. Mintz for $208,000 which represented all previous premiums paid by us plus interest of 4% per annum.

        On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered an additional 300,000 of his options in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324,000 was paid to Mr. Mintz.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1*       Certificate of Incorporation.

3.1.1**    March 1986 Amendment to Certificate of Incorporation.

3.2*       By-laws of Registrant.

4.1***     Copy of the Registrant's Amended 1993 Stock Option Plan.

23.1       Consent of WISS & COMPANY, LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1       Certification by Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification by Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 14. Principal Accountant Fees and Services.

Fees Paid to Independent Public Accountants

        The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants.

                                              Year Ended December 31,
                              -------------------------------------------------
                                        2003                    2002
                              -----------------------   -----------------------
       Services Rendered          Fees    Percentages    Fees      Percentages
    ---------------------     ---------   -----------    -----     -----------
    Audit (1)............       $31,000       100%      $28,500       100%
    Audit-related (2)....            --        --            --        --
    Tax (3)..............            --        --            --        --
    Other................            --        --            --        --
                                   ----      ----          ----       ----
    Total ...............       $31,000       100%      $28,500       100%
                                =======      ====       =======       ====

--------------
(1) Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

(2) Audit-related fees relate to assurance and associated services that traditionally are performed by the independent accountant, including: attest services that are not required by statute or regulation; accounting consultation and audits in connection with mergers, acquisitions and divestitures; employee benefit plans audits; and consultation concerning financial accounting and reporting standards.

(3) Tax fees relate to services performed by the tax division for tax compliance, planning, and advice.

Pre-Approval Policies and Procedures

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Wiss & Company LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)

                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 26, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/Aaron Forem
--------------
Aaron Forem
Director

/s/Reuben Rapoport
------------------
Reuben Rapoport
Director

/s/Franklyn Snitow
------------------
Franklyn Snitow
Director

/s/Jeremy Wiesen
----------------
Jeremy Wiesen
Director

---------------
Joseph Fischer
Director

                                  EXHIBIT INDEX

Exhibit

3.1*             Certificate of Incorporation, as amended through February 1986.
3.1.1**          March 1986 Amendment to Certificate of Incorporation.
3.2*             By-laws of the Registrant.
4.1***           Copy of the Registrant's Amended 1993 Stock Option Plan.
23.1             Consent of WISS & COMPANY, LLP.
31.1             Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2             Certification by Chief Financial Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1             Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
32.2             Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

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