Form 10QSB
period 2004-03-27
TOFUTTI BRANDS INC
filed 2004-05-11
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X    Quarterly report under Section 13 or 15(d) of the Securities  Exchange Act
---   of 1934 for the quarterly period ended March 27, 2004

      Transition report under Section 13 or 15(d) of the Exchange Act for
---   the transition period from ___ to ___


Commission file number:  1-9009

                               Tofutti Brands Inc.
        -----------------------------------------------------------------
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

Yes  X  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 7, 2004 the Issuer had 5,721,967 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                   Yes__ No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                          Page
                                                                          ----

Part I - Financial Information:

Item 1.  Condensed Balance Sheets - March 27, 2004
           (Unaudited) and December 27, 2003 (Audited)                      3

         Condensed Statements of Income -
           (Unaudited) - Thirteen Week Periods ended March 27, 2004
           and March 29, 2003                                               4

         Condensed Statements of Cash Flows -
           (Unaudited) - Thirteen Week Periods ended March 27, 2004
           and March 29, 2003                                               5

         Notes to Condensed Financial Statements -
           (Unaudited) 6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

Item 3.  Controls and Procedures                                           16

Part II - Other Information:

Item 2.  Legal Proceedings                                                 17

Item 4.  Submission of Matters to a Vote of Shareholders                   17

Item 6.  Exhibits and Reports on Form 8-K                                  17

         Signatures                                                        19

                         PART I - FINANCIAL INFORMATION
Item 1.
                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                     March 27,       December 27,
                                                                       2004              2003
                                                                    (Unaudited)        (Audited)
                                                                    -----------        ---------
   Assets
   Current assets:
       Cash and equivalents                                            $1,497          $2,557
       Accounts receivable (net of allowance
           for doubtful accounts of $165 and $149, respectively)        1,574           1,508
       Inventories                                                        578             774
       Prepaid expenses                                                    10              --
       Prepaid income taxes                                                71              55
       Deferred income taxes                                              226             220
                                                                          ---             ---
                  Total current assets                                  3,956           5,114
       Fixed assets(net of accumulated amortization
           of $6 and $5, respectively                                      42              43
   Other assets                                                            16              16
                                                                           --              --
                  Total assets                                         $4,014          $5,173
                                                                       ======          ======

   Liabilities and Stockholders' Equity

   Current liabilities:
       Accounts payable and accrued expenses                             $396            $471
       Accrued officers' compensation                                      --             500
       Income taxes payable                                               105             105
                                                                          ---             ---
                  Total current liabilities                               501           1,076
                                                                          ---           -----

   Commitments and contingency                                             --              --

   Stockholders' equity:
   Preferred stock - par value $.01 per share;
           authorized 100,000 shares, none issued                          --              --
   Common stock- par value $.01 per share;
           authorized 15,000,000 shares, issued and
           outstanding 5,753,967 at March 27, 2004
           and 5,709,867 shares at December 27, 2003                       58              57
       Additional paid-in capital                                         554           1,193
       Accumulated earnings                                             2,901           2,847
                                                                        -----           -----
                  Total stockholders' equity                            3,513           4,097
                                                                        -----           =====
                  Total liabilities and stockholders' equity           $4,014          $5,173
                                                                       ======          ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                   Thirteen         Thirteen
                                                    weeks             weeks
                                                    ended             ended
                                               March 27, 2004     March 29, 2003
                                               --------------     --------------

Net sales                                           $3,992            $4,514
Cost of sales                                        2,838             2,925
                                                     -----             -----
        Gross profit                                 1,154             1,589
                                                     -----             -----
Operating expenses:
    Selling                                            474               483
    Marketing                                          122               181
    Research and development                            93               132
    General and administrative                         366               335
                                                       ---               ---
                                                     1,055             1,131
                                                     -----             -----
Operating income                                        99               458

Interest income                                          1                 2
                                                       ---               ---
Income before income taxes                             100               460

Income taxes                                            46               191
                                                       ---               ---
Net income                                             $54              $269
                                                       ===              ====

Weighted average common shares outstanding:
    Basic                                            5,758             5,723
                                                     =====             =====
    Diluted                                          6,344             6,792
                                                     =====             =====

Net income per share:
    Basic                                            $0.01             $0.05
                                                     =====             =====
    Diluted                                          $0.01             $0.04
                                                     =====             =====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                 Thirteen        Thirteen
                                                   weeks           weeks
                                                    ended          ended
                                               March 27, 2004   March 29, 2003
                                               --------------   --------------

  Cash flows from operating activities, net        $(422)          $191

  Cash flows from investing activities                --             --

  Cash flows from financing activities, net         (638)          (406)
                                                   ------          -----
        Net change in cash and equivalents        (1,060)          (215)

  Cash and equivalents at beginning of period      2,557          2,234
                                                   -----          -----

  Cash and equivalents at end of period           $1,497         $2,019
                                                  ======         ======

  Supplemental cash flow information:
             Income taxes paid                       $65           $108
                                                     ===           ====











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

Note 2: Basis of Presentation

        The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year.

        The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3: Inventories

        The composition of inventories is as follows:

                                                  March 27,     December 27,
                                                    2004            2003
                                                    ----            ----
                 Finished products                  $351            $532
                 Raw materials and packaging         227             242
                                                     ---             ---
                                                    $578            $774

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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        The following table sets forth the computation of basic and diluted earnings per share:

                                                         Thirteen Weeks      Thirteen Weeks
                                                             Ended                Ended
                                                         March 27, 2004      March 29, 2003
                                                         --------------      --------------
      Numerator
        Net income-basic...........................           $54                 $ 269
                                                              ===                 =====
        Net income-diluted.........................           $54                 $ 269
                                                              ===                 =====

      Denominator
        Denominator for basic earnings per share
           weighted average shares ................          5,758                5,723
                                                             -----                -----
        Effect of dilutive securities
           stock options...........................            586                1,069
                                                               ---                -----
        Denominator for diluted earnings per share.          6,344                6,792
                                                             -----                -----

        Earnings per share
          Basic....................................          $0.01                $0.05
                                                             =====                =====
          Diluted..................................          $0.01                $0.04
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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the thirteen weeks ended March 27, 2004 and the thirteen weeks ended March 29, 2003.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      Thirteen weeks ended
                                                       March 27, March 29,
                                                     ----------------------
                                                     2004            2003
                                                     ----            ----
Net income, as reported                            $   54          $  269

Stock-based employee compensation expense
under fair value method, net of related tax
effects                                                --              --
                                                    -----           -----
Pro forma net income                               $   54          $  269
                                                   ======          ======

Earnings per share:
        Basic, as reported                          $0.01           $0.05
                                                    =====           =====
        Basic, pro forma                            $0.01           $0.05
                                                    =====           =====
        Diluted, as reported                        $0.01           $0.04
                                                    =====           =====
        Diluted, pro forma                          $0.01           $0.04
                                                    =====           =====

Note 8: Contingency

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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the "Risk Factors" section in this quarterly report on Form 10-QSB.

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


Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized at such time as goods are
                                       10
shipped from production facilities or outside warehouses as evidenced by signed shipping documents. Our normal shipping terms are FOB shipping point.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales, specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable. Any changes in our assumptions relating to the collectability of our accounts receivable may affect our financial position and results of operations.

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

Results of Operations

Thirteen Weeks Ended March 27, 2004 Compared with Thirteen Weeks Ended March 29, 2003
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended March 27, 2004 were $3,992,000, a decrease of $522,000, or 12%, from the sales level realized for the thirteen weeks ended March 29, 2003. There were several factors for this sales decrease. First, our shipping schedule was adversely affected during the first week of the quarter due to the loss of shipping days when the extended New Year's holiday was celebrated by our trucking companies. There was no such impact on sales in the first week of the first quarter of fiscal 2003. Second, sales to several of our major customers were significantly lower than in the corresponding quarter in 2003. Sales to our major customers fluctuate widely from quarter to quarter and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding quarter of the next fiscal year. Since these accounts are still purchasing the same products as they were last year, we believe that over the remainder of the year their sales will approximate their historical levels. The third reason for our sales decline is that we discontinued certain unprofitable products and product lines starting at the end 2003 and no longer have the benefit of their sales. We believe that discontinuing these products will benefit our company in the long-term. We believe that for the balance of the year our sales will return to last year's levels.

As a result of the decrease in sales, our gross profit in the current period decreased by $435,000, or 27% to $1,154,000. Our gross profit percentage also decreased to 29% for the period ending March 27, 2004, compared to 35% for the period ending March 29, 2003. Most of our sales decline this quarter was in frozen dessert products, which have a higher gross margin than our refrigerated and other food products. We also disposed of certain discontinued products at prices far below their normal prices, which negatively impacted our gross profit. Additionally, because of the major commitment we are making to obtain additional shelf space for our products in large chain supermarkets, and as this space is limited and demand for it very competitive, this required us to increase spending for additional introductory allowances for the placement of these products. These current and future costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. To offset these significant cost increases, we instituted a series or price increases during the first quarter of this year which will be fully implemented by the end of the second quarter of 2004. We have also begun, without compromising quality and taste, replacing higher cost ingredients with functionally similar items at significant cost savings. Although these substitutions will be ongoing throughout the year, we do not anticipate any material savings from these substitutions until the start of the fourth quarter of this year. We anticipate that the positive combination of sales price increases and ingredient cost decreases will help improve our gross margin by the end of this year.

Selling expenses decreased slightly by 2% to $474,000 for the current fiscal quarter compared with $483,000 for the comparable period in 2003. This decrease was due primarily to a reduction in sales in the first quarter of 2004.

Marketing expenses decreased by $59,000 to $122,000 in the fiscal 2004 period due principally to reductions in point of sale material expenses of $25,000 and promotions expenses of $29,000.

Research and development costs, which consist principally of salary expenses, decreased to $93,000 for the thirteen weeks ended March 27, 2004 compared to $132,000 for the comparable period in 2003. This decrease was mainly attributable to decreased costs for payroll and lab supplies.

General and administrative expenses increased to $366,000 for the current quarter compared with $335,000 for the comparable period in 2003 due primarily to an increase in professional fees of $36,000. The increase in professional fees was due to legal fees for pending litigation. See Note 8 to the Condensed Financial Statements.
                                       12

Interest income was $1,000 for the current fiscal quarter as compared with $2,000 for the comparable period in 2003. The decrease was primarily attributable to a combination of lower cash deposits and prevailing interest rates in 2004.

The reduction of income tax expense in the first quarter of 2004 to $46,000 from $191,000 in the first quarter of 2003 reflects our lower operating profit in 2004.

Liquidity and Capital Resources

As of March 27, 2004, we had approximately $1.5 million in cash and equivalents and our working capital was approximately $3.5 million. As a result of the payment of the bonuses that were accrued in 2003, we recorded negative cash flow from operating activities of $422,000 for the three months ended March 27, 2004. Net cash used in financing activities, which was $638,000 for the three months ended March 27, 2004, consisted of stock repurchases of $507,000 and $324,000 paid to David Mintz upon surrender of his options, offset by $193,000 in proceeds from the exercise of stock options.

From September 18, 2000 through December 27, 2003, we purchased 860,700 shares at a cost of $2,583,000. During the period December 28, 2003 through March 27, 2004, we purchased an additional 140,900 shares at a cost of $507,000, bringing cumulative totals to date to 1,001,600 shares purchased at a total cost of $3,090,000 or $3.09 per share. On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares.

From March 28, 2004 through May 3, 2004, we purchased an additional 32,000 shares for $115,000, bringing the total of shares purchased to date to 1,033,600 shares for $3,205,000, or $3.10 per share.

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

Our capital requirements are dependent on many factors, including market acceptance of our products, as well as our marketing and sales activities. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for stock repurchases. We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We believe that we have sufficient funds to complete the stock repurchase program as currently authorized and to fund our operations during the remainder of 2004 from our current resources.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements. In addition, we have no unconsolidated special purpose financing or partnership entities that are likely to create material contingent obligations.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments, including obligations of discontinued operations, as of March 27, 2004.

Contractual Obligations                                 Payments due by Period
------------------------------------  ----------------------------------------------------------
                                                 less than                             more than
                                       Total       1 year    1-3 Years    3-5 Years     5 years
                                      ------     ---------   ---------    ---------    ---------
Long-term debt obligations.....         $ -         $ -         $ -          $ -          $ -
Capital (finance) lease obligations       -           -           -            -            -
Operating lease obligations....           -           -           -            -            -
Purchase obligations...........           -           -           -            -            -
                                     ------       -----       -----        -----        -----
Total..........................         $ -         $ -         $ -          $ -          $ -


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

Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 47% of the outstanding shares, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

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

Item 3. Controls and Procedures
        -----------------------

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls or other factors which could significantly affect internal controls subsequent to the date we carried out the evaluation. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

3.1*             Certificate of Incorporation, as amended through February 1986.

3.1.1**          March 1986 Amendment to Certificate of Incorporation.

3.2*             By-laws.

4.1***           Copy of the Registrant's Amended 1993 Stock Option Plan
31.1             Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2             Certification by Chief Financial Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1             Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
32.2             Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2004