Form 10KSB/A
period 2003-12-27
TOFUTTI BRANDS INC
filed 2004-06-22
CIK 730349

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

As of March 23, 2004, the Registrant had 5,894,867 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format      Yes ___ No  x.

                                Explanatory Note

         This Amendment No. 1 on Form 10-KSB/A of Tofutti Brands Inc. for the fiscal year ended December 27, 2003 is being filed solely to (i) correct a typographical error in the Statements of Changes in Stockholders' Equity table in the financial statements and in Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and (ii)clarify the information provided for certain non-Employee Directors in "Item 10. Executive Compensation." For the convenience of the reader the entire document is being refiled.

         Other than as expressly set forth above, this Form 10-KSB/A, and the exhibits filed herewith, does not, and does not purport to, amend, update or restate the information in the Form 10-KSB or reflect any events that have occurred after the Form 10-KSB was filed.

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

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (000's omitted except for share data)

                                         Common Stock             Treasury Stock        Additional                      Total
                                      ---------------------      -----------------       Paid-In       Retained     Stockholders'
                                       Shares         Amount      Shares     Amount       Capital       Earnings         Equity
                                       ------         ------      ------     ------       -------       --------         ------

Balances, December 29, 2001           6,091,267         $61       18,100      $(38)       $3,156         $1,523          $4,702
Issuance of Common Stock                105,000           1           --        --            77             --              78
Purchase of Treasury Stock                   --          --      299,600      (767)           --             --            (767)
Retirement of Treasury Stock           (317,700)         (3)    (317,700)      805          (802)            --              --
Purchase of Options                          --          --           --        --          (350)            --            (350)
Net Income                                   --          --           --        --            --            938             938
                                      ---------         ---     --------      ----        ------            ---             ---
Balances, December 28, 2002           5,878,567          59           --        --         2,081          2,461           4,601
Issuance of Common Stock                 66,000           1           --        --            66             --              67
Purchase of Treasury Stock             (234,700)         --      234,000      (599)           --             --            (599)
Retirement of Treasury Stock                 --          (3)    (234,000)      599          (596)            --              --
Purchase of Options                          --          --           --        --          (358)            --            (358)
Net Income                                   --          --           --        --            --            386             386
                                       --------         ---     --------       ---        ------           ----             ---
Balances, December 27, 2003           5,709,867         $57           --        --        $1,193         $2,847          $4,097
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

        Mr. Snitow has not received any cash remuneration for his service as a director in the last three years. In 2002 and 2003, Mr. Wiesen received $2,500 and $1,000, respectively, for his services as director. In 2002, Mr. Forem donated his $1,000 fee for services as director to charity and did not receive any cash remuneration in 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 23, 2004 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                                   Amount of
                                   Beneficial             Percent of
Name                               Ownership(1)           Class(2)
----                               ------------           --------
David Mintz................         2,634,440               44.7%
Steven Kass................           795,000 (3)           11.9%
Reuben Rapoport............            90,000                1.5 %
Jeremy Wiesen..............            64,400 (4)            1.1%
Franklyn Snitow............            47,200                *
Aaron Forem................            20,000                *
Joseph Fischer.............                --               --
All Executive Officers and
Directors as a group (6 persons)    3,651,040(5)          54.4%

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 22, 2004.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)

                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on June 22, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial Officer


--------------
Aaron Forem
Director

/s/Reuben Rapoport
------------------
Reuben Rapoport
Director


------------------
Franklyn Snitow
Director

/s/Jeremy Wiesen
----------------
Jeremy Wiesen
Director

/s/Joseph Fischer
-----------------
Joseph Fischer
Director

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