Form 10QSB
period 2004-06-26
TOFUTTI BRANDS INC
filed 2004-08-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X    Quarterly report under Section 13 or 15(d) of the Securities  Exchange Act
---   of 1934 for the quarterly period ended June 26, 2004

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

                                  Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 6, 2004 the Issuer had 5,636,867 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                   Yes__ No X

                                      TOFUTTI BRANDS INC.

                                             INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.        Condensed Balance Sheets - June 26, 2004
                 (Unaudited) and December 27, 2003 (Audited)                 3

               Condensed Statements of Income -
                 (Unaudited) - Thirteen and Twenty-Six Week Periods
                 ended June 26, 2004 and June 28, 2003                       4

               Condensed Statements of Cash Flows -
                 (Unaudited) - Twenty-Six Week Periods ended June 26, 2004
                 and June 28, 2003                                           5

               Notes to Condensed Financial Statements -
                 (Unaudited)                                                 6

Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of  Operations          10

Item 3.        Controls and Procedures                                      16

Part II - Other Information:

Item 2.        Legal Proceedings                                            17

Item 4.        Submission of Matters to a Vote of Shareholders              17

Item 6.        Exhibits and Reports on Form 8-K                             18

               Signatures                                                   19

                         PART I - FINANCIAL INFORMATION
Item 1.
                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                    June 26,        December 27,
                                                                      2004              2003
                                                                   (Unaudited)        (Audited)
                                                                   -----------        ---------
   Assets
   Current assets:
       Cash and equivalents                                         $1,709             $2,557
       Accounts receivable (net of allowance
           for doubtful accounts of $184 and $149, respectively)     1,679              1,508
       Inventories                                                     542                774
       Prepaid expenses                                                  7                 --
       Prepaid income taxes                                            182                 55
       Deferred income taxes                                           220                220
                                                                     -----                ---
                  Total current assets                               4,339              5,114
       Fixed assets(net of accumulated amortization
           of $7 and $5, respectively)                                  41                 43
   Other assets                                                         16                 16
                                                                    ------                 --
                  Total assets                                      $4,396             $5,173
                                                                    ======             ======

   Liabilities and Stockholders' Equity

   Current liabilities:
       Accounts payable and accrued expenses                           740               $471
       Accrued officers' compensation                                    -                500
       Income taxes payable                                            255                105
                                                                       ---                ---
                  Total current liabilities                            995              1,076
                                                                       ---              -----

   Commitments and contingency                                          --                 --

   Stockholders' equity:
   Preferred stock - par value $.01 per share;
           authorized 100,000 shares, none issued                       --                 --
   Common stock- par value $.01 per share;
           authorized 15,000,000 shares, issued and
           outstanding 5,636,867 at June 26, 2004
           and 5,709,867 shares at December 27, 2003                    56                 57
       Additional paid-in capital                                      162              1,193
       Accumulated earnings                                          3,183              2,847
                                                                     -----              -----
                  Total stockholders' equity                         3,401              4,097
                                                                    ------              -----
                  Total liabilities and stockholders' equity        $4,396             $5,173
                                                                    ======             ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                        Thirteen         Thirteen        Twenty-six       Twenty-six
                                       weeks ended     weeks ended      weeks ended       weeks ended
                                      June 26, 2004   June 28, 2003    June 26, 2004     June 28, 2003
                                      -------------   -------------    -------------     -------------
Net sales                                $5,149           $5,080          $9,141            $9,594
Cost of sales                             3,444            3,424           6,283             6,349
                                          -----            -----           -----             -----
        Gross profit                      1,705            1,656           2,858             3,245
                                          -----            -----           -----             -----
Operating expenses:
   Selling                                  505              500             979               983
   Marketing                                142              195             264               376
   Research and development                 136              111             229               243
   General and administrative               457              402             822               737
                                          -----              ---           -----               ---
                                          1,240            1,208           2,294             2,339
                                          -----            -----           -----             -----
Operating income                            465              448             564               906
Interest income                               3                3               4                 5
Income before income taxes                  468              451             568               911
Income taxes                                204              186             232               377
                                            ---              ---            ----               ---
Net income                                 $264             $265            $336              $534
                                           ====             ====            ====              ====
Weighted average common
  shares outstanding:
        Basic                             5,702            5,719           5,727             5,775
                                          =====            =====           =====             =====
        Diluted                           6,296            6,696           6,313             6,745
                                          =====            =====           =====             =====
Net income per share:
        Basic                             $0.05            $0.05           $0.06             $0.09
                                          =====            =====           =====             =====
        Diluted                           $0.04            $0.04           $0.05             $0.08
                                          =====            =====           =====             =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                  Twenty-six       Twenty-six
                                                     weeks            weeks
                                                     ended            ended
                                                  June 26, 2004   June 28, 2003
                                                  -------------   -------------

  Cash flows from operating activities, net       $   184             $617

  Cash flows from investing activities                  -              (48)

  Cash flows from financing activities, net        (1,032)            (457)
                                                   ------            -----
        Net change in cash and equivalents           (848)            (112)

  Cash and equivalents at beginning of period       2,557            2,234
                                                    -----            -----

  Cash and equivalents at end of period            $1,709           $2,346
                                                   ======           ======

  Supplemental cash flow information:
             Income taxes paid                       $205             $318
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

Note 2:  Basis of Presentation

        The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year.

        The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:  Inventories

        The composition of inventories is as follows:

                                                 June 26,      December 27,
                                                   2004            2003
                                                   ----            ----

                 Finished products                 $336            $532
                 Raw materials and packaging        206             242
                                                    ---             ---
                                                   $542            $774

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

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        The following table sets forth the computation of basic and diluted earnings per share:

                                                   Thirteen         Thirteen        Twenty-six       Twenty-six
                                                     Weeks           Weeks            Weeks            Weeks
                                                     Ended           Ended            Ended            Ended
                                                 June 26, 2004   June 28, 2003    June 26, 2004    June 28, 2003
                                                 -------------   -------------    -------------    -------------
Numerator
   Net income-basic . . . . . . . . . . . . .      $264               $265              $232           $534
                                                   ====               ====              ====           ====
                                                   $264               $265              $336           $534
                                                   ====               ====              ====           ====
Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . .     5,702              5,719             5,727          5,775
                                                  -----              -----             -----          -----
Effect of dilutive securities
        Stock options . . . . . . . . . . . .       594                977               586            970
                                                    ---                ---               ---            ---
   Denominator for diluted earnings per share     6,296              6,696             6,313          6,745
                                                  -----              -----             -----          -----
   Earnings per share
        Basic . . . . . . . . . . . . . . . .     $0.05              $0.05             $0.06          $0.09
                                                  =====              =====             =====          =====
        Diluted . . . . . . . . . . . . . . .     $0.04              $0.04             $0.05          $0.08
                                                  =====              =====             =====          =====



Note 7: Stock-Based Compensation

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized under its stock-based compensation plans. Equity securities issued to non-employees, if and when issued, are accounted for at fair market value. Further, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair market value of accounting for stock-based employee compensation and amends prior disclosure guidance. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for such compensation and the effects of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years ending after December 15, 2002. No such employee compensation was issued during or after 2002.

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the thirteen and twenty-six weeks ended June 26, 2004 and the thirteen and twenty-six weeks weeks ended June 28, 2003.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  Thirteen weeks ended       Twenty-six weeks ended
                                                  June 26,    June 27,       June 26,      June 28,
                                                  --------------------       ----------------------
                                                   2004         2003          2004           2003
                                                   ----         ----          ----           ----
Net income, as reported                             $264         $265          $336           $534
Stock-based employee compensation expense
under fair value method, net of related tax
effects                                               --           --            --             --
                                                    ----        -----          ----           ----
Pro forma net income                                $264         $265          $336           $534
                                                    ====         ====          ====           ====
Earnings per share:
        Basic, as reported                         $0.05        $0.05         $0.06          $0.09
                                                   =====        =====         =====          =====
        Basic, pro forma                           $0.05        $0.05         $0.06          $0.09
                                                   =====        =====         =====          =====
        Diluted, as reported                       $0.04        $0.04         $0.05          $0.08
                                                   =====        =====         =====          =====
        Diluted, pro forma                         $0.04        $0.04         $0.05          $0.08
                                                   =====        =====         =====          =====

Note 8: Contingency

        The Company was served with a complaint by a candy manufacturer in June 2003. The plaintiff has alleged that the Company breached its obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by the Company within the United States. The candy manufacturer is seeking damages in the amount of $309, plus interest. The Company has counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to the Company and caused it damages. The litigation is in its discovery phase and the trial is set to begin around September 1, 2004. While the Company feels that the complaint is without merit, there can be no assurance that a legal finding favorable to it will be entered. The Company intends to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

                               TOFUTTI BRANDS INC.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2003 contained in our 2003 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements.

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

Results of Operations

Thirteen  Weeks  Ended June 26, 2004  Compared  with  Thirteen  Weeks Ended June
28,2003
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended June 26, 2004 were $5,149,000, an increase of $69,000, or 1% from the sales level realized for the thirteen weeks ended June 28, 2003. As a result of the increase in sales, our gross profit increased by $49,000 to $1,705,000. Our gross profit percentage was unchanged at 33% for both the 2004 and 2003 periods. Despite the higher sales figure, our gross margin and percentage have not improved for several reasons. First, during the current period, we disposed of certain discontinued products at prices far below their normal prices, which negatively impacted our gross profit. Additionally, because of the major commitment we are making to obtain additional shelf space for our products in large chain supermarkets, and as this space is limited and demand for it very competitive, this required us to increase spending for additional introductory allowances for the placement of these products. These current and future costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. To offset these significant cost increases, we instituted a series of price increases during the first half of this year which should improve our profitability during the remainder of 2004. We have also begun, without compromising quality and taste, replacing higher cost ingredients with functionally similar items at significant cost savings. Although these substitutions will be ongoing throughout the year, we do not anticipate any material savings from these substitutions until the start of the fourth quarter of this year. We anticipate that the positive combination of sales price increases and ingredient cost decreases will help improve our gross margin by the end of this year.

Selling expenses increased slightly to $505,000 for the current fiscal quarter compared with $500,000 for the comparable period in 2003, due to the slight increase in sales in the current quarter.

Marketing expenses decreased by $53,000 to $142,000 in the fiscal 2004 period due principally to reductions in public relations, point of sale material and promotion expenses.

Research and development costs, which consist principally of salary expenses, increased to $136,000 for the thirteen weeks ended June 26, 2004 compared to $111,000 for the comparable period in 2003. This increase was mainly attributable to lab costs and supplies.

General and administrative expenses increased to $457,000 for the current quarter compared with $402,000 for the comparable period in 2003 primarily due to an increase in professional fees. The increase in professional fees was due to legal fees associated with our pending litigation. See Note 8 to the Condensed Financial Statements.

Bonuses are discretionary and are granted with the approval of our Board of Directors. Since we have not met expected results for the thirteen weeks ended June 26, 2004, no accrual for bonus compensation was made.

Interest income was unchanged at $3,000 for the current quarter.

The increase in income tax expense in the second quarter of 2004 to $204,000 from $186,000 in the second quarter of 2003 reflects our slightly higher operating profit in 2004.

Twenty-Six Weeks Ended June 26, 2004 Compared with Twenty-Six Weeks Ended June 28, 2003
--------------------------------------------------------------------------------

Net sales for the twenty-six weeks ended June 26, 2004 were $9,141,000 compared with $9,594,000 for the twenty-six weeks ended June 28, 2003, a decrease of 5%. There were several factors for this sales decrease which took place in the first quarter of this fiscal year. First, our shipping schedule was adversely affected during the first week of the period due to the loss of shipping days when the extended New Year's holiday was celebrated by our trucking companies. There was no such impact on sales in the first week of the corresponding period in fiscal 2003. Second, sales to several of our major customers were significantly lower than in the corresponding period in 2003. Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. Since these accounts are still purchasing the same products as they were last year, we believe that over the remainder of the year their sales will approximate their historical levels. The third reason for our sales decline is that we discontinued certain unprofitable products and product lines starting at the end 2003 and no longer have the benefit of their sales. We believe that discontinuing these products will benefit our company in the long-term. We believe that for the balance of the year our sales will return to last year's levels.

Our gross profit for the current period decreased by $387,000 and our gross profit percentage decreased from 34% in 2003 to 31% in 2004. Our cost of sales during the period continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. Additionally, because of the major commitment we are making to obtain additional shelf space for our products in large chain supermarkets, and as this space is limited and demand for it very competitive, this required us to increase spending for additional introductory allowances for the placement of these products. These current and future costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations.

Selling expenses decreased slightly to $979,000 for the twenty-six weeks ended June 26, 2004 compared with $983,000 for the comparable period in 2003, due to the decrease in sales in the current period.

Marketing expenses decreased by $112,000 to $264,000 in the fiscal 2004 period due principally to reductions in artwork, public relations, point of sale material and promotion expenses.

Bonuses are discretionary and are granted with the approval of our Board of Directors. Since we have not met expected results for the twenty-six weeks ended June 26, 2004, no accrual for bonus compensation was made.

Research and development costs, which consist principally of salary expenses, decreased to $229,000 for the twenty-six weeks ended June 26, 2004 compared to $243,000 for the comparable period in 2003. This decrease was mainly attributable to a reduction in payroll costs.

General and administrative expenses increased by $85,000 to $822,000 for the current period compared with $737,000 for the comparable period in 2003 primarily to an increase in professional fees. The increase in professional fees was due to legal fees associated with our pending litigation. See Note 8 to the Condensed Financial Statements.

Interest income decreased slightly to $4,000 for the twenty-six weeks ended June 26, 2004 compared to $5,000 for the twenty-six weeks ended June 28, 2003.

The reduction of income tax expense in the twenty-six weeks ended June 26, 2004 to $232,000 from $377,000 in the twenty-six weeks ended June 28, 2003 reflects our lower operating profit in 2004.

Liquidity and Capital Resources

As of June 26, 2004, we had approximately $1.7 million in cash and equivalents and our working capital was approximately $3.4 million. As a result of the our stock repurchase program, we had a negative cash flow for the twenty-six weeks ended June 26, 2004 of $848,000. Net cash used in financing activities, which was $1,032,000 for the six months ended June 26, 2004, consisted of stock repurchases of $900,000 and $324,000 paid to David Mintz upon surrender of his options, offset by $192,000 in proceeds from the exercise of stock options.

From September 18, 2000 through December 27, 2003, we purchased 860,700 shares of our common stock at a cost of $2,583,000. During the period December 28, 2003 through June 26, 2004, we purchased an additional 258,000 shares at a cost of $900,000, bringing cumulative totals to date to 1,118,700 shares purchased at a total cost of $3,483,000 or $3.11 per share. On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments, including obligations of discontinued operations, as of June 26, 2004.


Contractual Obligations                                 Payments due by Period
-----------------------------------   ----------------------------------------------------------
                                                 less than                             more than
                                       Total       1 year    1-3 Years    3-5 Years     5 years
                                      ------     ---------   ---------    ---------    ---------
Long-term debt obligations.....         $ -         $ -         $ -          $ -          $ -
Capital (finance) lease obligations       -           -           -            -            -
Operating lease obligations....           -           -           -            -            -
Purchase obligations...........           -           -           -            -            -
                                        ---         ---         ---         ----          ---
Total..........................         $ -         $ -         $ -          $ -          $ -

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "outlook" and "estimate" as well as similar words and phrases signify forward-looking statements. Tofutti's forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

    o Competitive Environment. The frozen dessert and health food markets are highly competitive. The ability to successfully introduce innovative products on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets.

    o Our Operating Results Vary Quarterly and Seasonally. We have often recognized a slightly greater portion of revenues in the second and third quarter of the year and in the last month, or even weeks, of a quarter. Our expense levels are substantially based on our expectations for future revenues and are therefore relatively fixed in the short-term. If revenue levels fall below expectations, our quarterly results are likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses varies with its revenues. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts. Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors. In such event, it is likely that the price of our common stock would be materially adversely affected.

    o Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 73), Chief Executive Officer and Steven Kass (age 53), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

Item 3.        Controls and Procedures

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

Item 2.        Legal Proceedings


        Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff has alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer is seeking damages in the amount of $308,798, plus interest. We have counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The litigation is in its discovery phase and the trial is set to begin around September 1, 2004. While we feel that the complaint is without merit, there can be no assurance that a legal finding favorable to us will be entered. We intend to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

Item 4.        Submission of Matters to a Vote of Shareholders

               During the thirteen week period ended June 26, 2004, we held our Annual Meeting of Shareholders.

               At the meeting, held on June 3, 2004, our shareholders voted for:

               1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2005 Annual Meeting of Shareholders.

                                            For           Against
                                            ---           -------
               David Mintz               5,220,498        107,151
               Joseph Fischer            5,220,998        106,651
               Aron Forem                5,220,998        106,651
               Reuben Rapoport           5,220,348        107,301
               Franklyn Snitow           5,220,998        106,651
               Jeremy Wiesen             5,220,848        106,801

               2. The ratification of the appointment of Wiss & Company LLP to examine the Company's accounts for the fiscal year ending January 1, 2005.

                                            For           Against      Abstained
                                            ---           -------      ---------
                                         5,230,528         18,135        78,986

               3. Approval of the adoption of the Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.

                           For           Against      Abstained      Not Voted
                           ---           -------      ---------      ---------
                        3,139,833        196,692        13,635      1,977,489



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

Date: August 12, 2004