Form 10QSB
period 2004-09-25
TOFUTTI BRANDS INC
filed 2004-11-12
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X    Quarterly report under Section 13 or 15(d) of the Securities  Exchange Act
---   of 1934 for the quarterly period ended September 25, 2004

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

                                  Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 5, 2004 the Issuer had 5,636,867 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                   Yes__ No X

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

        Item 1.   Condensed Balance Sheets - September 25, 2004
                  (Unaudited) and December 27, 2003 (Audited)                  3

                        Condensed Statements of Income -
                        (Unaudited) - Thirteen and Thirty-nine week periods
                        ended September 25, 2004   and September 27, 2003      4

                        Condensed Statements of Cash Flows -
                        (Unaudited) - Thirty-nine week periods ended September
                        25, 2004 and September 27, 2003                        5

                        Notes to Condensed Financial Statements -
                        (Unaudited)                                            6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of  Operations              10

        Item 3.   Controls and Procedures                                     16

Part II - Other Information:

        Item 2.   Legal Proceedings                                           17

        Item 4.   Submission of Matters to a Vote of Shareholders             17

        Item 6.   Exhibits and Reports on Form 8-K                            17

                  Signatures                                                  19

                         PART I - FINANCIAL INFORMATION
Item 1.
                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                 September 25,     December 27,
                                                                     2004              2003
                                                                  (Unaudited)        (Audited)
                                                                  -----------        ---------
   Assets
   Current assets:
       Cash and equivalents                                         $2,163             $2,557
       Accounts receivable (net of allowance
           for doubtful accounts of $201 and $149, respectively)     1,566              1,508
       Inventories                                                     580                774
       Prepaid expenses                                                 18                 --
       Prepaid income taxes                                             88                 55
       Deferred income taxes                                           258                220
                                                                   -------                ---
                  Total current assets                               4,673              5,114
       Fixed assets(net of accumulated amortization
           of $8 and $5, respectively)                                  40                 43
   Other assets                                                         16                 16
                                                                    ------                ---
                  Total assets                                      $4,729             $5,173
                                                                    ======             ======

   Liabilities and Stockholders' Equity
   Current liabilities:
       Accounts payable and accrued expenses                        $1,036               $471
       Accrued officers' compensation                                   --                500
       Income taxes payable                                            105                105
                                                                    ------                ---
                  Total current liabilities                          1,141              1,076
                                                                    ------              -----

   Commitments and contingency                                          --                 --

   Stockholders' equity:
   Preferred stock - par value $.01 per share;
           authorized 100,000 shares, none issued                       --                 --
   Common stock- par value $.01 per share;
            authorized 15,000,000 shares, issued and
           outstanding 5,636,867 shares at September 25, 2004
           and 5,709,867 shares at December 27, 2003                    56                 57
       Additional paid-in capital                                      162              1,193
       Accumulated earnings                                          3,370              2,847
                                                                    ------              -----
                  Total stockholders' equity                         3,588              4,097
                                                                    ------              =====
                  Total liabilities and stockholders' equity        $4,729             $5,173
                                                                    ======             ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                       Thirteen         Thirteen        Thirty-nine       Thirty-nine
                                      weeks ended      weeks ended      weeks ended       weeks ended
                                    Sept. 25, 2004   Sept. 27, 2003    Sept. 25, 2004   Sept. 27, 2003
                                    --------------   --------------    --------------   --------------
Net sales                               $4,730            $4,960         $13,871            $14,555
Cost of sales                            3,203             3,493           9,486              9,844
                                         -----             -----           -----              -----
        Gross profit                     1,527             1,467           4,385              4,711
                                         -----             -----           -----              -----

Operating expenses:
   Selling                                 548               549           1,527              1,532
   Marketing                                90               137             354                513
   Research and development                142               156             371                398
   General and administrative              400               356           1,222              1,093
                                         -----             -----           -----              -----
                                         1,180             1,198           3,474              3,536
                                         -----             -----           -----              -----

Operating income                           347               269             911              1,175
Interest income                             --                 1               4                  6
                                           ---               ---             ---              -----
Income before income taxes                 347               270             915              1,181
Income taxes                               160               112             392                489
                                          ----              ----             ---                ---
Net income                                $187              $158            $523               $692
                                          ====              ====            ====               ====
Weighted average common
   shares outstanding:
        Basic                            5,637             5,714           5,700              5,757
                                         =====             =====           =====              =====
        Diluted                          6,204             6,761           6,281              6,753
                                         =====             =====           =====              =====
Net income per share:
        Basic                            $0.03             $0.03           $0.09              $0.12
                                         =====             =====           =====              =====
        Diluted                          $0.03             $0.02           $0.08              $0.10
                                         =====             =====           =====              =====


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                      Thirty-nine        Thirty-nine
                                                                         weeks              weeks
                                                                         ended              ended
                                                                    Sept. 25, 2004     Sept. 27, 2003
                                                                    --------------     --------------
         Cash flows from operating activities, net                      $   638            $  632

         Cash flows from investing activities                                --               (48)

         Cash flows from financing activities, net                       (1,032)             (487)
                                                                         ------              ----
               Net change in cash and equivalents                          (394)               97

         Cash and equivalents at beginning of period                      2,557             2,234
                                                                          -----             -----

         Cash and equivalents at end of period                           $2,163             2,331
                                                                         ======             =====

         Supplemental cash flow information:
                    Income taxes paid                                      $425            $  318
                                                                           ====            ======











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

Note 2:  Basis of Presentation

        The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 25, 2004 are not necessarily indicative of the results to be expected for the full year.

        The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:  Inventories

        The composition of inventories is as follows:

                                                      September 25, December 27,
                                                          2004         2003
                                                          ----         ----

                 Finished products                       $400          $532
                 Raw materials and packaging              180           242
                                                          ---           ---
                                                         $580          $774
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


        The following table sets forth the computation of basic and diluted earnings per share:

                                                   Thirteen         Thirteen       Thirty-nine      Thirty-nine
                                                     Weeks           Weeks            Weeks            Weeks
                                                     Ended           Ended            Ended            Ended
                                                Sept. 25, 2004   Sept. 27, 2003   Sept. 25, 2004   Sept. 27, 2003
                                                --------------   --------------   --------------   --------------
Numerator
   Net income-basic . . . . . . . . . . . . .     $ 187              $ 158             $ 523          $ 692
                                                  =====              =====             =====          =====
Denominator
   Denominator for basic earnings per share
       Weighted average shares  . . . . . . .     5,637              5,714             5,700          5,757
Effect of dilutive securities
        Stock options . . . . . . . . . . . .       567              1,047               581            996
                                                    ---              -----             -----            ---
   Denominator for diluted earnings per share     6,204              6,761             6,281          6,753
                                                  -----              -----             -----          -----
   Earnings per share
        Basic . . . . . . . . . . . . . . . .     $0.03              $0.03             $0.09          $0.12
                                                  =====              =====             =====          =====
        Diluted . . . . . . . . . . . . . . .     $0.03              $0.02             $0.08          $0.10
                                                  =====              =====             =====          =====

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)


Note 6: Stock-Based Compensation

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

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the thirteen and thirty-nine weeks ended September 25, 2004 and the thirteen and thirty-nine weeks ended September 27, 2003.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                               TOFUTTI BRANDS INC.
               Notes to Condensed Financial Statements (continued)
                                   (Unaudited)
                    (in thousands, except per share figures)


                                                  Thirteen weeks ended      Thirty-nine weeks ended
                                                  Sept. 25,   Sept. 27,      Sept. 25,     Sept. 27,
                                                  ---------   ---------      ---------     ---------
                                                   2004         2003          2004           2003
                                                   ----         ----          ----           ----
Net income, as reported                            $ 187        $ 158         $ 523          $ 692
Stock-based employee compensation expense
under fair value method, net of related tax
effects                                               --           --            --             --
                                                   -----        -----         -----          -----
Pro forma net income                               $ 187        $ 158         $ 523           $692
                                                   =====        =====         =====           ====
Earnings per share:
        Basic, as reported                         $0.03        $0.03         $0.09          $0.12
                                                   =====        =====         =====          =====
        Basic, pro forma                           $0.03        $0.03         $0.09          $0.12
                                                   =====        =====         =====          =====
        Diluted, as reported                       $0.03        $0.02         $0.08          $0.10
                                                   =====        =====         =====          =====
        Diluted, pro forma                         $0.03        $0.02         $0.08          $0.10
                                                   =====        =====         =====          =====

Note 7: Contingency

        The Company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that the Company breached its obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by the Company within the United States. The candy manufacturer is seeking damages in the amount of $309, plus interest. The Company has counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to the Company and caused it damages. Discovery has been completed and a non-binding arbitration hearing has been tentatively scheduled for later this year. While the Company feels that the complaint is without merit, there can be no assurance that a legal finding favorable to it will be entered. The Company intends to continue to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

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

Results of Operations

Thirteen Weeks Ended September 25, 2004 Compared
with Thirteen Weeks Ended September 27, 2003
-------------------------------------------------

Net sales for the thirteen weeks ended September 25, 2004 were $4,730,000, a decrease of $230,000, or 5% from the sales level realized for the thirteen weeks ended September 27, 2003. The reduction in sales for the quarter was principally related to the loss of business in Florida and the southeastern United States in August and September arising from problems caused by the severe weather those areas experienced and attendant transportation problems. To a lesser extent, the reduction in sales reflects our decision to discontinue certain unprofitable products and product lines starting at the end of 2003, so we no longer have the benefit of their sales. Our gross profit for the thirteen weeks ended September 25, 2004 increased by $60,000 to $1,527,000, resulting in a gross profit percentage of 32% compared to 30% in the 2003 period.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. To offset these significant cost increases, we instituted a series of price increases during the first half of this year which should improve our profitability during the remainder of 2004 and has, in fact, accounted for the improvement in our gross profit percentage in the third quarter. We have also begun replacing higher cost ingredients with functionally similar items at significant cost savings. Although these substitutions will be ongoing throughout the year, we do not anticipate any material savings from these substitutions until the start of the fourth quarter of this year. We anticipate that the positive combination of sales price increases and ingredient cost decreases will help improve our gross margin by the end of this year.

Selling expenses decreased slightly to $548,000 for the current fiscal quarter compared with
                                       11

$549,000 for the comparable period in 2003. There were no significant differences in individual expense categories.

Marketing expenses decreased by $47,000 to $90,000 in the fiscal 2004 period due principally to reductions in promotion expenses and artwork and plate expenses. The decrease in artwork and plate expenses in the 2004 period reflects that in the third quarter of 2003 these expenses were greater because of work associated with the introduction of new products. The cost of artwork and plates usually precedes the introduction of new products by at least several months.

Research and development costs, which consist principally of salary expenses, decreased to $142,000 for the thirteen weeks ended September 25, 2004 compared to $156,000 for the comparable period in 2003. This decrease was mainly attributable to lower payroll costs.

General and administrative expenses increased to $400,000 for the current quarter compared with $356,000 for the comparable period in 2003 primarily due to an increase in professional fees. The increase in professional fees was due to legal fees associated with our pending litigation. See Note 8 to the Condensed Financial Statements.

Bonuses are discretionary and are granted with the approval of our Board of Directors. Since we have not met expected results in 2004, no accrual for bonus compensation was made.

The increase in income tax expense in the third quarter of 2004 to $160,000 from $112,000 in the third quarter of 2003 reflects our slightly higher operating profit in 2004.

Thirty-nine Weeks Ended September 25, 2004 Compared
with Thirty-nine Weeks Ended September 27, 2003
----------------------------------------------------

Net sales for the thirty-nine weeks ended September 25, 2004 were $13,871,000 compared with $14,555,000 for the thirty-nine weeks ended September 27, 2003, a decrease of 5%. There were several factors for this sales decrease which took place in the first and third quarters of this fiscal year. First, our shipping schedule was adversely affected during the first week of the first quarter due to the loss of shipping days when the extended New Year's holiday was celebrated by our trucking companies. There was no such impact on sales in the first week of the corresponding period in fiscal 2003. Second, sales to several of our major customers were significantly lower than in the corresponding period in 2003. Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. Since these accounts are still purchasing the same products as they were last year, we believe that over the remainder of the year their sales will approximate their historical levels. The third reason for our sales decline is that we discontinued certain unprofitable products and product lines starting at the end 2003 and no longer have the benefit of their sales, and we believe that discontinuing these products will benefit our company in the long-term. The fourth reason for the decline in sales occurred in the third quarter of the thirty-nine week period. The reduction in sales for the third quarter was directly related to the loss of business in Florida and the southeastern United States in August and September due to problems caused by the severe weather those areas experienced and attendant transportation problems. We believe that for the balance of the year our sales will return to last year's levels.

Our gross profit for the current period decreased by $326,000 and our gross profit percentage decreased from 33% in 2003 to 32% in 2004. Our cost of sales during the period continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. Additionally, because of the major commitment we are making to obtain additional shelf space for our products in large chain supermarkets, and as this space is limited and demand for it very competitive, this required us to increase spending for additional introductory allowances for the placement of these products. These current and future costs will have a continuing negative impact on our gross profit percentage as we expense these costs as incurred against sales and not over the expected life of these authorizations.

Selling expenses decreased slightly to $1,527,000 for the thirty-nine weeks ended September 25, 2004 compared with $1,532,000 for the comparable period in 2003. There were no significant differences in individual expense categories.

Marketing expenses decreased by $159,000 to $354,000 in the fiscal 2004 period principally to reductions in promotion expenses and artwork and plate expenses. The decrease in artwork and plate expenses in the 2004 period reflects that in the 2003 period these expenses were greater because of work associated with the introduction of new products. The cost of artwork and plates usually precedes the introduction of new products by at least several months.

Bonuses are discretionary and are granted with the approval of our Board of Directors. Since we have not met expected results for the thirty-nine weeks ended September 25, 2004, no accrual for bonus compensation was made.

Research and development costs, which consist principally of salary expenses, decreased to $371,000 for the thirty-nine weeks ended September 25, 2004 compared to $398,000 for the comparable period in 2003. This decrease was mainly attributable to a reduction in payroll costs.

General and administrative expenses increased by $129,000 to $1,222,000 for the current period compared with $1,093,000 for the comparable period in 2003 primarily to an increase in professional fees. The increase in professional fees was due to legal fees associated with our pending litigation. See Note 8 to the Condensed Financial Statements.

The reduction of income tax expense in the thirty-nine weeks ended September 25, 2004 to $392,000 from $489,000 in the thirty-nine weeks ended September 27, 2003 reflects our lower operating profit in 2004.

Liquidity and Capital Resources

As of September 25, 2004, we had approximately $2.2 million in cash and equivalents and our working capital was approximately $3.5 million. As a result of the our stock repurchase program, we had a negative cash flow for the thirty-nine weeks ended September 25, 2004 of $394,000. Net cash used in financing activities, which was $1,032,000 for the nine months ended September 25, 2004, consisted of stock repurchases of $900,000 and payment to David Mintz upon surrender of his options of $324,000, which was offset by $192,000 in proceeds from the exercise of his stock options.

From September 18, 2000 through December 27, 2003, we purchased 860,700 shares of our common stock at a cost of $2,583,000. During the period December 28, 2003 through September 25, 2004, we purchased an additional 258,000 shares at a cost of $900,000, bringing cumulative totals to date to 1,118,700 shares purchased at a total cost of $3,483,000 or $3.11 per share. On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments, including obligations of discontinued operations, as of September 25, 2004.


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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

Item 2. Legal Proceedings

        Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer is seeking damages in the amount of $308,798, plus interest. We have counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. Discovery has been completed and a non-binding arbitration hearing has been tentatively scheduled for later this year. While we feel that the complaint is without merit, there can be no assurance that a legal finding favorable to us will be entered. We intend to continue to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

        We have been notified that a former employee has threatened to bring an action against our company alleging discrimination and unlawful termination. We are currently investigating the allegation, but no action has been initiated as yet.


Item 4. Submission of Matters to a Vote of Shareholders

               None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1*           Certificate of Incorporation, as amended through February 1986.

3.1.1**        March 1986 Amendment to Certificate of Incorporation.

3.2*           By-laws.

4.1***         Copy of the Registrant's Amended 1993 Stock Option Plan.

4.2****        Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option
               Plan.

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

**** Filed as Appendix B to the Registrant's Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

(b) Reports on Form 8-K:

        An 8-K bearing the cover date of August 12, 2004 with respect to a press release regarding the Registrant's earnings for the thirteen and twenty-six week periods ended June 26, 2004 was filed on August 12, 2004.

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

Date: November 12, 2004