Form 10KSB
period 2005-01-01
TOFUTTI BRANDS INC
filed 2005-04-08
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended January 1, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                    Issuer's telephone number (908) 272-2400

              Securities registered under Section 12(b) of the Act:

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

                             Yes [X]        No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $19,188,000

     The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on April 1, 2005 was $9,122,000.

     As of April 1, 2005, the Registrant had 5,636,867 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

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

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1. Description of Business.

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

        During 2004, we introduced two new frozen dessert products: TOFUTTI KIDS(TM) and TOFUTTI REWARD BARS(TM) . TOFUTTI KIDS is a fruit ice novelty item designed for and targeted towards the children's market, and the REWARD BAR is an unique upscale chocolate coated stick novelty.

        Beginning in 2003 and continuing throughout 2004, we have focused on our core business of non-dairy frozen dessert and cheese products. Accordingly, we discontinued a number of products that did not fit into our long term plans, both in terms of market acceptance and profitability. Specifically, we eliminated our candy and nut products, certain flavors of our BETTER THAN CREAM CHEESE and SOUR SUPREME, slow-moving frozen dessert items, and a number of frozen food products. Although the elimination these products adversely affected our sales in 2004, we believe that the elimination of these products, when coupled with our new product introductions, will greatly enhance the visibility of our remaining products and should result in increased inventory turnover and translate into additional shelf space and ultimately greater sales.

        We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered office and principal executive offices are located at 50 Jackson Drive, Cranford, New Jersey 07016, our telephone number is 908-272-2400 and our email address is info@tofutti.com. Our address on the Internet is www.tofutti.com. The information on our website is not incorporated by reference into this annual report.

STRATEGY

        Our objective is to be a leading provider of nondairy, soy-based food products, primarily frozen desserts and soy-cheese products, to supermarkets and health food stores in the United States and abroad. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or lactose to these markets. We focus our marketing efforts towards those consumers who find our products essential to their everyday diets because of health and lifestyle reasons. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of nondairy, soy-based parve kosher products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

        We offer a broad product line of nondairy soy-based products. Our products include frozen desserts, nondairy cheeses and spreads, other frozen food products and several dry grocery items.

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

   o TOFUTTI CHEESECAKE SUPREME PINTS, available in three flavors, contain rich, creamy premium vanilla TOFUTTI with a taste of our dairy free BETTER THAN CREAM CHEESE(R) added to give it a cheesecake flavor, and are swirled with either a blueberry, strawberry, or chocolate sauce.

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

   o TOFUTTI DELIGHTS(TM) are no sugar added stick novelties shaped just like TREATS, each one covered in a thick, dark chocolate coating. A multi-pack product, each box of DELIGHTS comes with three different centers--vanilla, chocolate or strawberry. They are available in select supermarkets and health food stores and are an ideal snack for those individuals on a low carb diet.

   o TOFUTTI KIDS(TM) , a new frozen dessert treat aimed at the children's market, are bullet-shaped stick novelties made with creamy premium vanilla TOFUTTI with a taste of our dairy free BETTER THAN CREAM CHEESE added to give them a cheesecake flavor, surrounded with real fruit ice. A multi-pack product, they come in strawberry, orange, and lime flavors in each package.

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

   o An upscale product with a unique shape, TOFUTTI REWARD BARS(TM) are an exciting new stick novelty with a center of premium vanilla TOFUTTI with a Wildberry sauce swirl, surrounded by a heavy, deep, rich chocolate coating which gives the product the taste of a rich chocolate candy bar.

Nondairy Cheese Products

   o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Smoked Salmon, Garlic & Herb, and Garden Veggie. The plain version is also available in 30 lb. bulk boxes. The product is sold in many health food stores and select supermarkets around the country.

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

   o For consumers concerned with their fat and calorie intake, TOFUTTI also offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME with no partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar, no preservatives, and are available in most health food stores.

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

MARKETING AND DISTRIBUTION

        TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, most of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic accounts and all international accounts are handled directly by us.

        We currently distribute all of our products by common carrier or by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities we either ship direct to our customers or we ship to outside public storage facilities from which our customers are able to pick-up products. Use of outside storage facilities allows us to provide our customers with products in a timely fashion in Canada and several key locations in the United States.

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

        Total sales to Eskimo Pie in the New York metropolitan area were $1,013,000, or 5% of sales, in 2004 as compared to $1,244,000, or 7% of sales, in 2003 to Eskimo Pie/NICC. We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Denver, Detroit, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Richmond, San Francisco, Seattle and Tampa.

        In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country. We distribute our products through forty-three distributors in the national health food market. Our sales to health food distributors in 2004 were $10,132,000, or 53% of total sales, as compared to $10,541,000, or 55% of sales, in 2003. In 2004, sales to Trader Joe's, a West Coast based health food supermarket chain, were $4,042,000, or 21% of sales, as compared to $4,221,000, or 22% of sales, in 2003. Overall, West Coast sales were $5,484,000, or 29% of our sales, in 2004, as compared to $5,033,000, or 26% of sales, in 2003. Sales in Florida, one of our major geographical markets, were adversely impacted by the severe hurricane season in August and September of 2004. Despite the difficult conditions, our sales in Florida increased to $1,843,000, or 10% of sales, in 2004 compared to $1,831,000, or 10% of sales, in
2003. Total sales in the Midwest increased to $1,838,000, or 10% of sales, in 2004 as compared to $1,681,000, or 9% of sales, in 2003, while sales in New England, another important market for us, increased to $2,795,000, or 15% of sales, as compared to sales of $2,320,000, or 12% of sales, in 2003. We continue to have a strong presence in the kosher market, with sales of $1,129,000, or 6% of sales, in 2004, as compared with sales of $1,299,000, or 7% of sales, in 2003.

        During 2004, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Canada, England, Israel, Mexico, and Panama. Our distributor in England is our master distributor for all of Europe and sells our products to approximately ten other European countries. Sales to foreign distributors increased to $1,909,000, or 10% of sales, in 2004, as compared to $1,586,000, or 8% of sales, in 2003. Our international sales were positively impacted by more favorable economic conditions in some of the countries where we sell our products and a weaker U.S. dollar. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

        We expect the favorable sales trend in the preceding sales categories to continue in 2005 and anticipate an improvement in those categories where there was a decline in sales from 2003 to 2004.

COMPETITION

        TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts. We believe that we are a leader in the nondairy frozen dessert product market and have the most complete line of nondairy frozen dessert products. Other soy-based frozen dessert products are presently being sold in both soft serve and hard frozen form throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition from both nondairy and dairy competitive products marketed by companies with significantly greater resources than we have. We believe that we are able to compete effectively due to our ability to offer an array of non-dairy frozen dessert and other food products that contain no butterfat, cholesterol or lactose and are 100% milk-free, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

        All of our products are developed internally in our own laboratory. During the last two years, David Mintz, our Chief Executive Officer, has devoted a substantial amount of time and effort to the development of new products and the reformulation of our current products. In 2004 and 2003, our research and development expenses were $477,000 and $552,000, respectively. These amounts do not include any portion of Mr. Mintz's salary, and since they cannot be directly associated with any specific customers, they are considered part of operating expenses. All product development costs are expensed as incurred.

PRODUCTION

        We believe that all of our products are made under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; and random testing by outside independent laboratories to ensure that our internal quality control procedures and guidelines are being properly followed.

        All of our products are manufactured by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. We currently utilize eight co-packers, including one in the United Kingdom, a decrease from nine co-packers in the previous year. This decrease is a result of consolidation and the discontinuation of some products. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer.

        In October 2004, H.P. Hood, the parent company of Kemps Foods, Inc. announced it was closing Kemps' Lancaster, PA facility. This facility has produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility will close in July 2005. We are in the process of relocating the production of our frozen dessert products and anticipate no problems in doing so. We are taking steps to build inventory to maintain our current levels of sales service during the transition period. Although we may incur some non-recurring transitional expenses, we do not expect them to have a material impact on our operation.

        We do not have any written production agreements with our co-packers and do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of our contract manufacturers decide to terminate their relationships with us.

        In order to protect our formulas, we have entered into confidentiality arrangements with our contract manufacturers and certain of their employees. All of our employees, including officers, sign similar confidentiality agreements. There can be no assurance that such confidentiality arrangements can or will be maintained, or that our trade secrets, know-how and marketing ability cannot be obtained by others, or that others do not now possess similar or even more effective capabilities.

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

TRADEMARKS AND PATENTS

        We have registered our trademark, TOFUTTI(R), and other trademarks for our frozen desserts and other products in the United States and approximately thirty-six foreign countries. We believe our trademarks are an important means of establishing consumer recognition for our products and we will vigorously oppose any unauthorized use of our trademarks. We are not currently involved in any trademark litigation.

        Although we believe that our formulas and processes are proprietary, we have not sought patent protection for such technology. Instead, we are relying on the complexity of our technology, on trade secrecy laws and on confidentiality agreements. We believe that our technology has been independently developed and does not infringe the patents of others.

GOVERNMENT REGULATION

        Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to "standard of identity" requirements, which are promulgated at either the Federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required.

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

        Food manufacturing facilities are subject to inspections by various safety, health and environmental regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. Our Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and Environmental Health Services. We believe that we and our distributors and co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

        On January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

        The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of "Trans Fatty Acids" in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule will be effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. We are in the process of revising our labels to comply with the final rules.

        New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and financial condition.

        We are currently in the process of reviewing these new regulations and have already begun to change our existing packaging to ensure compliance. Our new product packaging has incorporated these rule changes. We expect to be fully compliant as required and do not anticipate any material adverse effect on our business.

EMPLOYEES

        On January 1, 2005 we employed nine persons on a full-time basis compared with twelve persons as of December 27, 2003. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

RISK FACTORS

        Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our common stock. If any of the following risks actually occurs, our business prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment.

        Reliance on Independent Distributors. The success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

        Continuing Need to Introduce New Products. The successful introduction of innovative products on a periodic basis has become increasingly important to our sales growth. Accordingly, the future degree of market acceptance of any of our new products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

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

        Dependence on Key Customers. During the years ended January 1, 2005 and December 27, 2003, Trader Joe's, a West Coast based health food supermarket chain, accounted for 21% and 22% of our net sales, respectively, and Eskimo Pie, our East Coast frozen dessert distributor, accounted for 11% and 14% of our net sales, respectively. The loss of a substantial portion of our sales to either of these customers would have a material adverse affect on our company.

        Dependence on Key Suppliers. During the years ended January 1, 2005 and December 27, 2003, we purchased approximately 64% and 66% of our finished goods, respectively, from Kemps Foods and we purchased 15% and 13% of our finished goods, respectively, from Franklin Foods. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

        Product Liability Suits, if Brought, Could Have a Material Adverse Effect on Our Business. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food products, we are subject to the risk of claims for product liability. We maintain general product liability and umbrella insurance coverages and generally require that our co-packers maintain product liability insurance with us as a co-insured. Similarly, most of our customers require us to name them as additional insureds as well.

        Our Operating Results Vary Quarterly and Seasonally. We have often recognized a slightly greater portion of revenues in the second and third quarter of the year and in the last month, or even weeks, of a quarter. Our expense levels are substantially based on our expectations for future revenues and are therefore relatively fixed in the short-term. If revenue levels fall below expectations, our quarterly results are likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenues. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts. Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors. In such event, it is likely that the price of our common stock would be materially adversely affected.

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

        We are Subject to Risks Associated with International Operations. In 2004 approximately 10% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

        Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and AMEX Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest such resources as necessary to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our operating results and business prospects.

        The Implementation of SFAS No. 123R, which will Require Us to Record Compensation Expense in Connection with Equity Share Based Compensation as of the First Quarter of 2006, may Reduce Our Profitability. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while SFAS No. 123(R) requires, as of the third quarter of 2005, all share-based payments to employees to be recognized based on their fair values. SFAS No. 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The adoption of SFAS No. 123R may have a significant effect on our results of operations in the future, depending on whether stock options are issued in 2006 that meet the relevant criteria. In addition, such adoption could also limit our ability to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

        Our Stock Price is Subject to Volatility. The market price of our common stock has been subject to fluctuations in the past and may be subject to wide fluctuations in the future in response to announcements concerning us or our competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, general market conditions in the industry, developments in the financial markets and other factors.

        We Do Not Intend to Pay Cash Dividends. Our policy is to retain earnings, if any, for use in our business and, for this reason, we do not intend to pay cash dividends on our shares of common stock in the foreseeable future.

Item 2. Description of Property.

        Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. In 2003 we completed renovations to our product development laboratory and offices in the facility. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $74,000 in 2004. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3. Legal Proceedings.

        Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer is seeking damages in the amount of $308,798, plus interest. We have counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. Discovery has been completed and non-binding mediation and arbitration hearings have been held. A motion for summary judgment by the plaintiff was denied by the trial judge on February 18, 2005. The trial for this matter began on April 4, 2005. While we believe that the complaint is without merit, there can be no assurance that a legal finding favorable to us will be entered. We intend to continue to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on our counterclaims.

        We were notified at the end of 2004 that a former employee intended to bring an action against our company alleging discrimination and unlawful termination. During the first quarter of 2005 the parties resolved this matter through mediation. The expense associated with this settlement has been provided for in our income statement for fiscal 2004.

        We believe that we have made adequate provision for these matters in the fiscal 2004 financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the final quarter of the 2004 fiscal year.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                         High              Low
-------------                       ---------         -----
March 29, 2003...............         $2.65            $2.45
June 28, 2003................          2.88             2.35
September 27, 2003...........          3.32             2.80
December 27, 2003............          3.18             2.75
March 27, 2004...............          4.10             2.91
June 26, 2004................          4.27             3.00
September 25, 2004...........          3.08             2.84
January 1, 2005..............          3.54             2.95

        As of April 1, 2005, there were approximately 670 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 2,904 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i)the product has been shipped and we have no significant remaining obligations; (ii)persuasive evidence of an arrangement exists;
(iii)the price to the buyer is fixed or determinable; and (iv)collection is probable. We record as deductions against sales all trade discounts and allowances that occur in the ordinary course of business, when the sales occur.

        Freight Out Expense. We record freight out expense as a selling expense. Freight billed to customers is included in revenues. During fiscal 2004, our freight out expense was $1,172,000 as compared to $1,042,000 in fiscal 2003.

        Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not accrue interest on accounts receivable past due.

        Allowance for Inventory Obsolescence. We are required to state our inventories at the lower of cost or market price. We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to loss of specific customers or changes in customers' requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers' purchasing requirements to change. These changes could affect our ability to sell our inventory; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

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

Results of Operations

Fifty-Three Weeks Ended January 1, 2005 Compared with Fifty-Two Weeks Ended December 27, 2003

        Net sales for the fifty-three weeks ended January 1, 2005 (fiscal 2004) were $19,188,000, an increase of $174,000, or 1%, from the sales level realized for the fifty-two weeks ended December 27, 2003 (fiscal 2003). Based on recent sales trends, we expect continued sales increases in our frozen dessert and food product lines and in most customer categories.

        We were able to report increased sales in fiscal 2004 due to record sales of approximately $5.3 million in the fourth quarter of fiscal 2004 compared to sales of approximately $4.5 million in the fourth quarter of fiscal 2003. The improved fourth quarter results, which include one additional week in fiscal year 2004 as compared to fiscal year 2003, offset reductions in sales in the first and third quarters of fiscal 2004. In the first quarter of fiscal 2004, sales were affected because our shipping schedule was adversely affected due to the loss of shipping days when the extended New Year's holiday was celebrated by our trucking companies and because we discontinued certain unprofitable products and product lines starting at the end 2003 and no longer had the benefit of their sales in fiscal 2004. In addition, sales to several of our major customers were significantly lower than in the corresponding period in fiscal 2003. Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. In the third quarter of fiscal 2004, our sales were negatively impacted due to the loss of business in Florida and the southeastern United States in August and September as a result of problems caused by the severe weather those areas experienced and attendant transportation problems.

        Our gross profit in fiscal 2004 increased by $214,000, or 3%, due primarily to the slight sales increase and improved product mix, while our gross profit percentage increased slightly to 34% in fiscal 2004 as compared to 33% in fiscal 2003. Our gross profit percentage continues to be adversely affected by start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. Additionally, the entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. In order to improve the gross profit percentage, we initiated a series of price increases that was completed by the end of 2004. Although we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2005, our gross profit percentage will not improve materially due to manufacturing start-up costs at our new frozen dessert facility and promotional allowances associated with the planned introduction of new products. We also expect ingredient costs for certain key items to continue at their current high levels.

        Selling expenses increased $133,000, or 6%, to $2,352,000 for fiscal 2004 from $2,192,000 in fiscal 2003. This increase was caused primarily by a $130,000 increase in freight expense and a $33,000 increase in commissions, which was partially offset by a decline in trade show expense of $18,000. The increased freight expense, a variable expense, is attributable to the increase in sales and the increased cost of fuel. We do not anticipate a significant reduction in the cost of shipping in the foreseeable future as world oil prices are at record highs and show no signs of abating in the foreseeable future. The increase in commissions expense is directly related to the increase in sales. We anticipate that with the exception of freight and commission expenses, which are variable to sales, all other selling expenses in 2005 should remain relatively consistent with our expenses in 2004.

        Marketing expenses decreased by $80,000 in fiscal 2004 to $521,000 as compared to fiscal 2003. This decrease is primarily attributable to a $26,000 decrease in expenses for artwork and plates, a $25,000 decrease in public relations expense and an $25,000 decrease in promotion expenses. We expect marketing expenses to remain consistent with fiscal 2004 expenses or increase modestly in fiscal 2005.

        Product development expenses decreased to $477,000 in fiscal 2004 as compared to $552,000 in fiscal 2003. The decrease was due mainly to a decrease in payroll costs of approximately $61,000. Our management expects that product development costs will increase slightly in fiscal 2005.

        General and administrative expenses were $2,159,000 for fiscal 2004 as compared with $1,838,000 for fiscal 2003, an increase of $321,000 or 18%. The $321,000 increase was due primarily to an increase of $393,000 in provisions for legal matters and professional fees which was partially offset by slight declines in payroll, travel and entertainment and building maintenance and repairs. We anticipate that increases in professional fees and outside services, which include legal and accounting fees, will continue in fiscal 2005 primarily associated with the costs required for us to become compliant with the provisions of The Sarbanes-Oxley Act.

        Operating income decreased by $85,000 to $1,046,000 in fiscal 2004 as compared with $1,131,000 in fiscal 2003 as a result of increases in operating expenses due primarily to the expected costs of the litigation we are currently involved in.

        Interest income was $5,000 for the fifty-three week period ended January 1, 2005 as compared with interest income of $15,000 for the fifty-two week period ended December 27, 2003. The decrease in interest income was primarily attributable to the lower interest rates available for investment of our funds. We anticipate that despite a consistent level of cash balances our interest income will not improve given the current level of interest rates.

        Income taxes for the current fiscal period were $444,000, or 42% of taxable income, compared to $760,000, or 66% of taxable income, in fiscal 2003. The higher effective rate in fiscal 2003 was due to an adjustment in the deferred tax asset account as a result of a revaluation of taxable reserves and allowances. We believe that our effective tax rate will continue to approximate our historical tax rate of 40-42% during fiscal 2005.

Compliance with Section 404 of Sarbanes-Oxley Act

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 30, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

        Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

Liquidity and Capital Resources

        At January 1, 2005, our working capital was $3,618,000, a decrease of $420,000 from December 27, 2003. Our current and quick acid test ratios, both measures of liquidity, were 3.0 and 2.1, respectively, at January 1, 2005 compared to 4.8 and 3.8 at December 27, 2003. At January 1, 2005, accounts receivable increased by $106,000 to $1,614,000 from December 27, 2003, reflecting the increase in sales. The average number of days needed to collect our receivables in fiscal 2004 was 30 days as compared to 28 days in fiscal 2003. At January 1, 2005, inventories increased to $792,000 compared to $774,000 in 2003. At January 1, 2005, accounts payable and accrued expenses increased by $220,000, reflecting the additional accrual for the expected costs of litigation.

        Our cash flow from operations generated $675,000 in fiscal 2004 as compared to generating $1,061,000 in fiscal 2003. We used cash flows of $1,033,000 and $890,000 in financing activities during fiscal years 2004 and 2003, respectively.

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

        On January 2, 2003, our Board of Directors authorized the repurchase of an additional 250,000 shares of common stock. From December 29, 2002 through December 27, 2003, we purchased an additional 234,700 shares at a cost of $599,000, bringing our total purchases through December 27, 2003 to 860,700 shares at a total cost of $2,049,000 or $2.38 per share. On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares. During the period December 28, 2003 through January 1, 2005, we purchased an additional 258,000 shares at a cost of $887,000, bringing cumulative totals to date to 1,118,700 shares at a total cost of $3,419,000 or $3.05 per share. There were no stock purchases from January 2, 2005 to April 1, 2005.

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

        On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered an additional 300,000 of his options, which represented the balance of the options held by him, in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324,000 was paid to Mr. Mintz.

        We do not have any material capital commitments and contemplate no material capital expenditures in the foreseeable future. We do not currently have nor anticipate our obtaining a credit facility with any financial institution. We believe that we will be able to fund our operations during 2005 from current resources.

Inflation and Seasonality

        We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts during those periods.

Market Risk

        We invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates.


Off-Balance Sheet Arrangements

        None.

Item 7. Financial Statements.

                          Index to Financial Statements


Report of Independent Registered Public Accounting Firm...................F-1

Independent Auditors' Report..............................................F-2

Financial Statements:

Balance Sheets.............................................................F-3

Statements of Income.......................................................F-4

Statements of Changes in Stockholders' Equity..............................F-5

Statements of Cash Flows...................................................F-6

Notes to Financial Statements..............................................F-7

                [Letterhead of Amper, Politziner & Mattia, P.C.]


                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheet of Tofutti Brands Inc. as of January 1, 2005, and the related statements of income, changes in stockholders' equity and cash flows for the fifty-three weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of January 1, 2005, and the results of its operations and its cash flows for the fifty-three weeks then ended, in conformity with United States generally accepted accounting principles.



                                            AMPER, POLITZINER & MATTIA, P.C.
                                            /s/Amper, Politziner & Mattia, P.C.


Edison, New Jersey
March 30, 2005

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Tofutti Brands Inc.

        We have audited the accompanying balance sheet of Tofutti Brands Inc. as of December 27, 2003, and the related statements of income, changes in stockholders' equity and cash flows for the fifty-two weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 27, 2003, and the results of its operations and its cash flows for the fifty-two weeks then ended, in conformity with generally accepted accounting principles in the United States of America.



                                            /s/Wiss & Company, LLP



Livingston, New Jersey
March 18, 2004

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (000's omitted except for share and per share data)

                                                                January 1,        December 27,
                                                                   2005               2003
                                                                ----------        ------------
Assets
Current assets:
     Cash and equivalents                                        $2,199             $2,557
     Accounts receivable, net of allowance for doubtful
        accounts of $219 and $149, respectively                   1,614              1,508
     Inventories                                                    792                774
     Prepaid expenses                                                14                 --
     Prepaid income taxes                                            --                 55
     Deferred income taxes                                          593                220
                                                                  -----              -----
                Total current assets                              5,212              5,114

Fixed assets (net of accumulated amortization of
        $10 and $5)                                                  38                 43
Other assets                                                         16                 16
                                                                 ------             ------
                                                                 $5,266             $5,173
                                                                 ======             ======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                         $691               $471
     Accrued officers' compensation                                 500                500
     Income taxes payable                                           403                105
                                                                  -----              -----
                Total current liabilities                         1,594              1,076
                                                                  -----              -----

Commitment and Contingencies
Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                      --                 --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,636,867 shares at  January 1,
         2005 and 5,709,867 shares at December 27, 2003              56                 57
     Additional paid-in capital                                     162              1,193
     Retained earnings                                            3,454              2,847
                                                                  -----              -----
                Total stockholders' equity                        3,672              4,097
                                                                 ------             ------
                Total liabilities and stockholders' equity       $5,266             $5,173
                                                                 ======             ======



                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)

                                      Fifty-three weeks         Fifty-two weeks
                                            ended                    ended
                                        January 1, 2005        December 27, 2003
                                        ---------------        -----------------
Net sales                                  $19,188                 $19,014
Cost of sales                               12,660                  12,700
                                            ------                  ------
          Gross profit                       6,528                   6,314
                                             -----                   -----

Operating expenses:
  Selling                                    2,325                   2,192
  Marketing                                    521                     601
  Product development costs                    477                     552
  General and administrative                 2,159                   1,838
                                             -----                   -----
                                             5,482                   5,183
                                             -----                   -----

Operating income                             1,046                   1,131

Interest income                                  5                      15
                                             -----                   -----
Income before income taxes                   1,051                   1,146

Income taxes                                   444                     760
                                               ---                     ---

Net income                                    $607                    $386
                                              ====                    ====

Weighted average common shares
  outstanding:
   Basic                                     5,685                   5,744
                                             =====                   =====
   Diluted                                   6,263                   6,556
                                             =====                   =====

Net income per share:
   Basic                                     $0.11                   $0.07
                                             =====                   =====
   Diluted                                   $0.10                   $0.06
                                             =====                   =====


                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000's omitted except for share data)



                                           Common Stock             Treasury Stock       Additional                      Total
                                    --------------------------     ----------------       Paid-In       Retained      Stockholders'
                                        Shares         Amount      Shares     Amount       Capital       Earnings         Equity
                                        ------         ------      ------     ------     -----------    ---------     -------------
Balances, December 28, 2002            5,878,567        $ 59            --    $  --      $  2,081         $2,461          $4,601
Issuance of common stock upon
exercise of stock options                 66,000           1            --       --            66             --              67
Purchase of treasury stock              (234,700)         --       234,000     (599)           --             --            (599)
Retirement of treasury stock                  --          (3)     (234,000)     599          (596)            --              --
Purchase of options from officer              --          --            --       --          (358)            --            (358)
Net income for period ended
December 27, 2003                             --          --            --       --            --            386             386
                                       ---------        ----      --------    -----      ---------        ------          ------
Balances, December 27, 2003            5,709,867          57            --       --         1,193          2,847           4,097
Issuance of common stock upon
exercise of stock options                185,000           2            --       --           190             --             192
Purchase of treasury stock              (258,000)         --       258,000     (900)           --             --            (900)
Retirement of treasury stock                  --          (3)     (258,000)     900          (897)            --              --
Purchase of options from officer              --          --            --       --          (324)            --            (324)
Net income for period ended
January 1, 2005                               --          --            --       --            --            607             607
                                       ---------        ----      --------    -----      ---------        ------          ------
Balances, January 1, 2005              5,636,867        $ 56            --    $  --      $    162         $3,454          $3,672
                                       =========        ====      ========    =====      =========        ======          ======


                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                   Fifty-three        Fifty-two
                                                                   weeks ended       weeks ended
                                                                    January 1,       December 27,
                                                                       2005              2003
                                                                   -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  607             $  386
   Adjustments to reconcile net income to net
    cash flows provided by (used in)operating activities:
   Amortization                                                          5                  5
   Provision for bad debts                                              70                 65
   Deferred taxes                                                     (373)               265
   Change in assets and liabilities:
       Accounts receivable                                            (176)              (204)
       Inventories                                                     (18)                40
       Prepaid expenses and income taxes                                41                (40)
       Accounts payable and accrued expenses                           220                521
       Income taxes payable                                            298                 23
                                                                       ---              -----
   Net cash flows provided by operating activities                     674              1,061
                                                                       ---              -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of insurance policy                               --                200
   Purchase of fixed assets                                             --                (48)
                                                                        --                ---
   Net cash flows provided by investing activities                      --                152
                                                                        --                ---

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of  stock options                            192                 67
   Purchase of treasury stock                                         (900)              (599)
   Purchase of options from officer                                   (324)              (358)
                                                                      -----              -----
   Net cash flows used in financing activities                      (1,032)              (890)
                                                                    -------              -----

NET CHANGE IN CASH AND EQUIVALENTS                                    (358)               323

CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD                         2,557              2,234
                                                                     -----              -----
CASH AND EQUIVALENTS, AT END OF PERIOD                              $2,199             $2,557
                                                                    ======             ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                  $488               $525
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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on January 1, 2005, a fifty-three week fiscal year, and December 27 2003, a fifty-two week fiscal year.

Estimates and Uncertainties - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, litigation accruals, sales promotion accruals and inventory reserves. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers. Revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for promotional programs, manufacturers' charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. During the year, the Company's cash balance at a financial institution exceeded the FDIC limit of $100,000. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at January 1, 2005 is limited.

During the years ended January 1, 2005 and December 27, 2003, the Company derived approximately 90% and 92% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to two customers representing 21% and 11% of net sales during 2004 and 22% and 14% of net sales during 2003. The accounts receivable balance of one customer represented approximately 11% of total accounts receivable at January 1, 2005.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Accounts Receivable

The majority of the Company's accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not accrue interest on accounts receivable past due.

Cash and Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. The Company periodically reviews inventories and establishes reserves for obsolescence based on forecasted sales and market trend. Management feels that risk beyond the established reserve is limited.

The Company purchased approximately 64% and 66% of its raw products from one supplier and 15% and 13% of its finished goods from another supplier during the periods ended January 1, 2005 and December 27, 2005, respectively.

Fixed Assets - Fixed assets consist of leasehold improvements. Amortization is provided by charges to income using the straight-line method over the useful life of ten years.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets.

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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

                                                     Year Ended      Year Ended
                                                     January 1,     December 27,
                                                        2005            2003
                                                     ----------     ------------
Net Income, numerator, basic and diluted
   computation                                       $  607           $  386

Weighted average shares - denominator basic
   computation
                                                      5,685            5,744
Effect of dilutive stock options                        578              812
                                                        ---              ---
Weighted average shares, as adjusted - denominator
   diluted computation                                6,263            6,556
                                                      -----            -----
Net Income per share:
Basic                                                 $0.11            $0.07
                                                      =====            =====
Diluted                                               $0.10            $0.06
                                                      =====            =====


The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. In accordance with SFAS No. 123 (revised 2004) and SFAS No. 148, "Share Based Payment," the Company will begin to recognize compensation expense for stock options in the first quarter of 2006, if any such options are issued and meet the specified criteria.

As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company computes pro forma net income and earnings per share as if the fair value method had been applied. The pro forma net income and net income per share for the periods ended January 1, 2005 and December 27, 2003 would be substantially the same as the reported net income for those periods.

There were no stock options granted in fiscal 2003.

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash and equivalents, accounts receivable, and accounts payable payable as of January 1, 2005 and December 27, 2003 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses are included in selling expense and amounted to $1,172 and $1,042 during the years ended January 1, 2005 and December 27, 2003, respectively.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $50 and $24 during the years ended January 1, 2005 and December 27, 2003, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred.

Reclassifications - Certain amounts previously recorded have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. This change in accounting is not expected to materially impact our financial position. We have not completed the calculation of this impact. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which is an amendment to APB Opinion No. 29. It states that the exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management does not believe the adoption of this Statement will not have an effect on the financial statements.

On November 24, 2004, FASB issued SFAS No. 151, "Inventory Costs," which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will not have an effect on the financial statements.

We adopted FIN 46R in the period ended January 1, 2005, and it had no impact as the Company has no variable interest entity interests.

NOTE 2: INVENTORIES

Inventories consist of the following:

                                               January 1,        December 27,
                                                  2005               2003
                                               ----------        ------------
Finished products                                 $550               $532
Raw materials and packaging                        242                242
                                                   ---                ---
                                                  $792               $774
                                                  ====               ====


NOTE 3: STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the granting to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-qualified stock options to key employees and consultants. The 1993 Plan is currently administered by the Board of Directors, which determines the terms and conditions of the options granted under the 1993 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Options generally vest and are exercisable in cumulative installments of 33-1/3% or 50% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally five or ten years from the date of grant. A total of 2,900,000 shares have been reserved for issuance under the 1993 Plan. At January 1, 2005, 825,000 shares were subject to outstanding options and no additional shares are available for future grant.

The Company's shareholders adopted the 2004 Non-Employee Directors' Stock Option Plan (the "2004 Directors' Plan") on June 3, 2004. The purpose and intent of the 2004 Directors' Plan is to attract and retain the best available individuals as non-employee directors of the Company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board. All options granted under 2004 Directors' Plan are "nonstatutory stock options." The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors' Plan is 100,000 shares.

The following is a summary of stock option activity from December 28, 2002 to January 1, 2005:

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

                                           INCENTIVE OPTIONS           NON-QUALIFIED OPTIONS
                                      ---------------------------     ----------------------
                                                        Weighted                  Weighted
                                                        Average                   Average
                                                        Exercise                  Exercise
                                        Shares          Price ($)       Shares    Price ($)
                                      ----------        ---------      --------   ---------
Outstanding and exercisable at
December 28, 2002                     1,572,000           1.016        116,000        1.199
Granted in 2003                              --            --               --         --
Exercised in 2003                       (29,000)          1.00         (37,000)       1.04
Purchased and retired in 2003          (300,000)          1.17              --         --
Expired in 2003                          12,000           1.06              --         --
                                         ------           ----         -------        ----
Outstanding and exercisable at
December 27, 2003                     1,231,000           0.96          79,000        1.27
                                      =========           ====          ======        ====
Granted in 2004                              --            --           20,000        3.15
Exercised in 2004                      (126,000)          1.03         (59,000)       1.06
Purchased and retired in 2004          (300,000)          1.17              --          --
                                       ---------          ----         -------   ----   --
Outstanding at January 1, 2005          805,000           0.90          40,000        2.53
                                        =======           ====          ======        ====
Exercisable at January 1, 2005          805,000                         26,667
                                        =======                         ======


There were no stock options granted during 2003. In 2004, 20,000 non-qualified stock options were granted with a fair value at grant date of $3.04, using the following assumptions: Dividend rate - 0%, expected life - 5, risk free interest
- 3.89% and volatility - 26%.

The following table summarizes information about stock options outstanding at January 1, 2005:

                                          Weighted Average       Weighted
        Range of             Number       Remaining Life         Average             Number
     Exercise Prices      Outstanding       (in years)       Exercise Price       Exercisable
     ---------------      -----------       ----------       --------------       -----------
     $0.6875--0.9375        395,000            2.3                $0.73             395,000
         $1.0625            410,000            4.3                $1.0625           410,000
          $1.90              20,000            2.4                $1.90              20,000
          $3.15              20,000            4.6                $3.15               6,667
                             ------                                                   -----
                            845,000                                                 831,667
                            =======                                                 =======

NOTE 4: LEASES

The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company's lease

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $74 in 2004 and 2003. The Company's management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5: CONTINGENCIES

The Company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that the company breached its obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by it within the United States. The candy manufacturer is seeking damages in the amount of $308,798, plus interest. The Company has counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to it and caused it damages. Discovery has been completed and non-binding mediation and arbitration hearings have been held. A motion for summary judgment by the plaintiff was denied by the trial judge on February 18, 2005. The matter is scheduled to be heard at trial on April 4, 2005. While the Company believes that the complaint is without merit, there can be no assurance that a legal finding favorable to it will be entered. The Company intends to continue to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

The Company was notified at the end of 2004 that a former employee intended to bring an action against it alleging discrimination and unlawful termination. During the first quarter of 2005 the parties resolved this matter through mediation.

The expense associated with the above matters has been provided for in the Company's income statement for fiscal 2004.

NOTE 6: INCOME TAXES

The components of income tax expense (benefit) for the years ended January 1, 2005 and December 27, 2003 are as follows:

                                           Jan. 1, 2005      Dec. 27, 2003
                                           ------------      -------------
        Current:
                 Federal                       $624               $386
                 State                          192                109
                                                ---                ---
                                                816                495
                                                ---                ---
        Deferred:
                 Federal                       (316)               206
                 State                          (56)                59
                                               ----                 --
                                               (372)               265
                                               ----                ---
        Total income tax expense               $444               $760
                                               ====               ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Deferred tax asset at January 1, 2005 and December 27, 2003 follows:

                                                  Jan. 1,           Dec. 27,
                                                   2005               2003
                                                   ----               ----
        Allowance for doubtful accounts             $87               $75
        Inventory                                   154               145
        Accruals and reserves                       352                --
                                                    ---              ----
        Deferred tax asset                         $593              $220
                                                   ====              ====


A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the years ended January 1, 2005 and December 27, 2003 follows:

                                                            Jan. 1,     Dec. 27,
                                                             2005         2003
                                                             ----         ----
        Income tax expense computed at federal statutory
           rate                                              $357         $390
        Permanent and other items                              13          317
        State income taxes, net of federal income tax
           benefit                                             74           69
                                                               --           --
                                                             $444         $760
                                                             ====         ====

NOTE 7: RELATED PARTY TRANSACTIONS

The Board of Directors on October 17, 2003 authorized a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his options in consideration of the payment to him of $358, an amount equal to the difference of 75% of the closing market price of its common stock on that date ($3.45) less the exercise price of such options. In October 2003, $358 was paid to Mr. Mintz.

On January 12, 2004, the Board of Directors authorized a transaction with David Mintz whereby Mr. Mintz surrendered an additional 300,000 of his options, which represented the balance of the options held by him, in consideration of the payment to him of $324, an amount equal to the difference of 75% of the average closing price of the Company's common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324 was paid to Mr. Mintz.

The law firm of Snitow Kanfer Holtzer & Millus, LLP, of which a director of the Company, Franklyn Snitow, is a partner, represents the Company in its legal action against the candy manufacturer. During the fiscal years ended January 1, 2005 and December 27, 2003, the Company paid $47 and $9, respectively in legal fees to Snitow Kanfer Holtzer & Millus, LLP. At January 1, 2005, the balance owed the firm was $19.

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

Under The Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, the Company ceased making any payments under the policy, subject to future guidance as to the legality of such payments. On December 24, 2003, Mr. Mintz purchased the insurance policy from the Company for $208, which represented all previous premiums paid by the Company plus interest of 4% per annum.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Effective January 14, 2005, Wiss & Company, LLP, or Wiss, notified us that it would not stand for reappointment as our independent accountants. Wiss did not qualify their audit opinion for either of the past two fiscal years as to uncertainty, audit scope or accounting principles. There were no disagreements with Wiss on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in any of the two most recent fiscal years or any later interim period. None of the kinds of events listed in (A) or (B) of Item 304(a)(1)(iv) of Regulation S-B occurred during either of the Registrant's two most recent fiscal years or any later interim period. Wiss was asked to provide a letter addressed to the SEC stating that they agreed with the above statements. This letter was filed as Exhibit 16 to our Form8-K/A bearing a cover date of January 14, 2005 on January 25, 2005 in accordance with the requirements of Item 304 of Regulation S-B. On January 18, 2005, our Audit Committee appointed Amper, Politziner & Mattia, P.C. as our independent registered public accountants and on January 25, 2005, Amper, Politziner & Mattia, P.C. accepted the appointment as our independent registered public accountants.

Item 8A. Controls and Procedures.

        Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes to our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        All internal control systems no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Compliance with Section 404 of Sarbanes-Oxley Act

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 30, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

        Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.


Item 8B. Other Information.

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Our directors and executive officers are:

Name                             Age      Position
----                             ---      --------
David Mintz.................      73      Chairman of the Board of Directors,
                                          Chief Executive Officer
Steven Kass.................      53      Chief Financial Officer, Secretary and
                                          Treasurer
Joseph Fischer..............      65      Director
Aaron Forem ................      50      Director
Reuben Rapoport.............      75      Director
Franklyn Snitow.............      58      Director
Jeremy Wiesen...............      63      Director

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

        Aaron Forem has been a director since 2000. Since 1980, he has been the president of Wuhl Shafman Lieberman Corp., located in Newark, New Jersey, which is one of the largest produce wholesalers in the Northeastern United States.

        Reuben Rapoport, our former Director of Product Development who retired in April 2003, has been a director since July 1983.

        Franklyn Snitow has been a director since 1987. He has been a partner in the New York City law firm Snitow Kanfer Holtzer & Millus, LLP, our general counsel, since 1985.

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

Audit Committee Financial Expert

        The Audit Committee of the Board of Directors is comprised of Mr. Fischer, who serves as chairman, Mr. Forem and Mr. Wiesen. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Joseph Fischer is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2004 all persons subject to these reporting requirements filed the required reports on a timely basis, except that Mr. Snitow was late filing two Form 4s and Mr. Rapoport was late filing one Form 4.

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

Item 10. Executive Compensation.

        The following table sets forth information concerning the total compensation during the last three fiscal years for our executive officers whose total salary in fiscal 2004 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   Annual           Long-Term
                                                Compensation       Compensation
                                                ------------       ------------
                                                                    Securities
                                                                    Underlying
Name and Principal Position            Year      Salary ($)        Options (#)
---------------------------            ----      ----------        -----------
David Mintz,                           2004      $ 656,000(1)           --
Chief Executive Officer                2003        603,000(2)           --
  and Chairman of the Board            2002        500,000(2)           --
Steven Kass,                           2004       $277,000(1)           --
Chief Financial Officer,               2003        275,000(2)           --
  Secretary and Treasurer              2002        250,000(3)           --
---------------

(1) Includes bonuses of $350,000 and $150,000 for Messrs. Mintz and Kass, respectively, accrued at year end and paid on or about April 1, 2005.

(2) Includes bonuses of $350,000 and $150,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about January 16, 2004.

(3) Includes bonuses of $250,000 and $125,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about March 28, 2003.

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year.

        On January 27, 2005, our Board of Directors, based on the recommendation of the Compensation Committee, adopted a resolution increasing David Mintz's salary by $150,000 to $450,000 effective as of January 2, 2005.

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

        Mr. Snitow did not earn compensation for his service as a director in the last three years. In 2002, 2003 and 2004, Mr. Wiesen earned $2,500, $1,000 and $0, respectively, for his services as director. In 2002, Mr. Forem donated his $1,000 fee for services as director to charity and did not receive any earned compensation in 2003 or 2004. Mr. Fischer has not received any earned compensation for his service as a director since his appointment in March 2004.

STOCK OPTIONS

        Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

        The following table provides information concerning stock options held in 2004 by each of the executive officers named above in the Summary Compensation Table.


                                                              AGGREGATED OPTION EXERCISES IN LAST
                                                         FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                  -----------------------------------------------------------------------------------------
                                                                   Number of Shares Underlying       Value of Unexercised
                                  Shares                              Unexercised Options at         in the Money Options
                                  Acquired on      Value                    FY-End (#)                  at FY-End ($)
Name                              Exercise (#)     Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
----                              ------------     ------------     -------------------------     -------------------------
David Mintz,                            --              $ --                    --                              --
Chief Executive Officer
  and Chairman of the
  Board
Steven Kass,                            --                --                795,000(E)                     1,904,000(E)(1)
  Chief Financial Officer,
  Secretary and Treasurer

-----------------------
 (E)  Exercisable options
 (1) Calculated by subtracting option exercise price from year-end market price of $3.29 per share.



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of April 1, 2005 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                                     Amount of
                                     Beneficial         Percent of
Name                                Ownership(1)         Class(2)
----                                ------------        --------
David Mintz................         2,630,440             46.7%
Steven Kass................           795,000(3)          12.4%
Financial & Investment
Management Group, Ltd. ....           380,350(4)           6.8%
John V. Winfield...........           304,300(5)           5.4%
Reuben Rapoport............            90,000              1.6 %
Jeremy Wiesen..............            41,900              *
Franklyn Snitow............            24,000              *
Aaron Forem................            20,000(6)           *
Joseph Fischer.............                --              *
All Executive Officers and
Directors as a group (7 persons)    3,621,040(7)          56.1%

--------------

*       Less than 1%.

        The address of Messrs. Mintz, Kass, Fischer, Rapoport and Wiesen is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of April 1, 2005 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2)  Based on 5,636,867 shares issued and outstanding as of April 1, 2005.
(3)  Issuable upon the exercise of 795,000 currently exercisable stock options.
(4) Based on a Schedule 13 G filed by the Financial & Investment Management Group, Ltd., or the Group, filed February 1, 2005. The address of the Group is 111 Cass Street, Traverse City, MI 49684.
(5) Based on a Schedule 13 D filed by Mr.Winfield filed December 23, 2004. The address of Mr. Winfield is 820 Moraga Drive, Los Angeles, CA 90049.
(6) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.
(7) Includes 815,000 shares issuable upon the exercise of currently exercisable stock options.

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

        Under the Sarbanes-Oxley Act of 2002, public companies are prohibited from extending credit to any director or executive officer, or from renewing or extending existing loans. As a result, public companies have taken the view that they may not make annual premium payments on split dollar insurance plans, since they may be deemed to be prohibited loans. In 2003, we ceased making any payments under the policy, subject to future guidance as to the legality of such payments. On December 24, 2003, we sold the policy to Mr. Mintz for $208,000, which represented all previous premiums paid by us plus interest of 4% per annum.

        On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered an additional 300,000 of his options, which represented the balance of the options held by him, in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324,000 was paid to Mr. Mintz.

        The law firm of Snitow Kanfer Holtzer & Millus, LLP, of which one of directors, Franklyn Snitow, is a partner, represents us in our legal action against the candy manufacturer. During the fiscal years ended January 1, 2005 and December 27, 2003, we paid $47,000 and $9,000, respectively, in legal fees to Snitow Kanfer Holtzer & Millus, LLP.

Item 13. Exhibits.

3.1*       Certificate of Incorporation.

3.1.1**    March 1986 Amendment to Certificate of Incorporation.

3.1.2      June 1993 Amendment to Certificate of Incorporation.

3.2*       By-laws of Registrant.

4.1***     Copy of the Registrant's Amended 1993 Stock Option Plan.

4.2****    Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.

23.1       Consent of Amper, Politziner & Mattia, P.C.

23.2       Consent of WISS & COMPANY, LLP.

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

                                                       Year Ended
                                 ------------------------------------------------------
                                         January 1,                  December 27,
                                           2005                         2003
                                 --------------------------   -------------------------

          Services Rendered       Fees          Percentages    Fees         Percentages
       ---------------------     -------        -----------   -------       ------------
       Audit (1)............     $33,000           100%       $31,000          100%
       Audit-related (2)....          --            --             --            --
       Tax (3)..............          --            --             --            --
       Other................          --            --             --            --
                                 -------           ----       -------          ----
       Total ...............     $33,000           100%       $31,000          100%
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

Pre-Approval Policies and Procedures

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Amper, Politziner & Mattia, P.C. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2005.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)


                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer


        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 7, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer

/s/Aaron Forem
--------------
Aaron Forem
Director

/s/Reuben Rapport
-----------------
Reuben Rapoport
Director

/s/Franklyn Snitow
------------------
Franklyn Snitow
Director

/s/Jeremy Wiesen
----------------
Jeremy Wiesen
Director

/s/Joseph Fischer
-----------------
Joseph Fischer
Director

                                  EXHIBIT INDEX


Exhibit
-------

3.1*             Certificate of Incorporation, as amended through February 1986.
3.1.1**          March 1986 Amendment to Certificate of Incorporation.
3.1.2            June 1993 Amendment to Certificate of Incorporation.
3.2*             By-laws of the Registrant.
4.1***           Copy of the Registrant's Amended 1993 Stock Option Plan.
4.2****          Tofutti Brands Inc. 2004 Non Employee  Directors'  Stock Option
                 Plan.
23.1             Consent of Amper, Politziner & Mattia, P. C.
23.2             Consent of WISS & COMPANY, LLP.
31.1             Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2             Certification by Chief Financial Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1             Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
32.2             Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

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