Form 10QSB
period 2005-04-02
TOFUTTI BRANDS INC
filed 2005-05-17
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2005

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act for the
        transition period from [           ] to [              ]

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


Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 13, 2005 the Issuer had 5,638,867 shares of Common Stock, par value $.01, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

     Item 1. Financial Statements

             Condensed Balance Sheets - April 2, 2005
               (Unaudited) and January 1, 2005                                 3

             Condensed Statements of Income -
               (Unaudited) - Thirteen Week Periods ended April 2, 2005
               and March 27, 2004                                              4

             Condensed Statements of Cash Flows -
               (Unaudited) - Thirteen Week Periods ended April 2, 2005
               and March 27, 2004                                              5

             Notes to Condensed Financial Statements                           6

    Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of  Operations              10

    Item 3.  Controls and Procedures                                          17

Part II - Other Information:

    Item 1.  Legal Proceedings                                                19

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      19

    Item 3.  Defaults Upon Senior Securities                                  19

    Item 4.  Submission of Matters to a Vote of Shareholders                  19

    Item 5.  Other Information                                                19

    Item 6.  Exhibits                                                         19

             Signatures                                                       21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                               April 2, 2005     January 1, 2005
                                                               -------------     ---------------
                                                                (Unaudited)
Assets
Current assets:
     Cash and equivalents                                           $1,978           $2,199
     Accounts receivable (net of allowance
        for doubtful accounts of $237 and $219,
        respectively)                                                1,751            1,614
     Inventories                                                     1,024              792
     Prepaid expenses                                                    6               14
     Deferred income taxes                                             593              593
                                                                     -----              ---
                  Total current assets                               5,352            5,212
Fixed assets(net of accumulated depreciation
        of $11 and $10, respectively                                    37               38
Other assets                                                            16               16
                                                                        --               --
                  Total assets                                      $5,405           $5,266
                                                                    ======           ======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                            $873             $691
     Accrued officers' compensation                                    500              500
     Income taxes payable                                              285              403
                                                                       ---              ---
                  Total current liabilities                          1,658            1,594
                                                                     -----            -----

Commitments and contingencies                                           --               --

Stockholders' equity:
Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                         --               --
Common stock- par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,636,867 shares at April 2, 2005
         and January 2, 2005                                            56               56
     Additional paid-in capital                                        162              162
     Retained earnings                                               3,529            3,454
                                                                     -----            -----
                  Total stockholders' equity                         3,747            3,672
                                                                     -----            -----
                  Total liabilities and stockholders' equity        $5,405           $5,266
                                                                    ======           ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                 Thirteen           Thirteen
                                                  weeks               weeks
                                                  ended               ended
                                              April 2, 2005      March 27, 2004
                                              --------------     --------------
Net sales                                          $4,240           $3,992
Cost of sales                                       2,773            2,838
                                                    -----            -----
         Gross profit                               1,467            1,154
                                                    -----            -----
Operating expenses:
     Selling                                          499              474
     Marketing                                        235              122
     Research and development                         119               93
     General and administrative                       484              366
                                                      ---              ---
                                                    1,337            1,055
                                                    -----            -----
Operating income                                      130               99
Interest income                                         1                1
                                                      ---              ---
Income before income taxes                            131              100
Income taxes                                           55               46
                                                      ---              ---
Net income                                            $76              $54
                                                      ===              ===
Weighted average common shares outstanding:
     Basic                                          5,637            5,758
                                                    =====            =====
     Diluted                                        6,223            6,344
                                                    =====            =====
Net income per share:
     Basic                                          $0.01            $0.01
                                                    =====            =====
     Diluted                                        $0.01            $0.01
                                                    =====            =====

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                    Thirteen        Thirteen
                                                      weeks           weeks
                                                      ended           ended
                                                  April 2, 2005   March 27, 2004
                                                  -------------   --------------

   Cash flows from operating activities, net         $(221)          $(422)

   Cash flows from investing activities                 --              --

   Cash flows from financing activities, net            --            (638)
                                                      ----           -----
          Net change in cash and equivalents          (221)         (1,060)

   Cash and equivalents at beginning of period       2,199           2,557
                                                     -----           -----

   Cash and equivalents at end of period            $1,978          $1,497
                                                    ======          ======

   Supplemental cash flow information:
                 Income taxes paid                    $170             $65
                                                      ====             ===




            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)
Note 1:  Description of Business

         Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheets amounts as of January 1, 2005 have been derived from our audited financial statements. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in our accounting policies during the period ended April 2, 2005 from those in effect at January 1, 2005.

Note 3:  Inventories

         The composition of inventories is as follows:

                                                     April 2,       January 1,
                                                       2005           2005
                                                       ----           ----
                    Finished products                  $ 664          $550
                    Raw materials and packaging          360           242
                                                        ----          ----
                                                      $1,024          $792
                                                      ======          ====

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

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

Note 5:  Market Risk

         We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100 per account.

Note 6: Earnings Per Share

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

The following table sets forth the computation of basic and diluted earnings per share:

                                                Thirteen Weeks    Thirteen Weeks
                                                     Ended            Ended
                                                 April 2, 2005    March 27, 2004
                                                 -------------    --------------
  Numerator
    Net income-basic...........................        $76              $54
                                                       ===              ===
    Net income-diluted.........................        $76              $54
                                                       ===              ===

  Denominator
    Denominator for basic earnings per share
       weighted average shares ................      5,637            5,758
    Effect of dilutive securities
       stock options...........................        586              586
                                                       ---              ---
    Denominator for diluted earnings per share.      6,223            6,344
                                                     -----            -----

    Earnings per share
      Basic....................................      $0.01            $0.01
                                                     =====            =====
      Diluted..................................      $0.01            $0.01
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

         Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

         employee stock options under the fair value method of that Statement. No options were granted during the thirteen weeks ended April 2, 2005 and the thirteen weeks ended March 27, 2004.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  Thirteen weeks ended
                                            April 2, 2005    March 27, 2004
                                            -------------    --------------

Net income, as reported                      $  76                $  54

Stock-based employee compensation
expense under fair value method, net
of related tax effects                          30                   --
                                             -----                -----
Pro forma net income                         $  46                $  54
                                             =====                =====

Earnings per share:
         Basic, as reported                  $0.01                $0.01
                                             =====                =====
         Basic, pro forma                    $0.01                $0.01
                                             =====                =====
         Diluted, as reported                $0.01                $0.01
                                             =====                =====
         Diluted, pro forma                  $0.01                $0.01
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

Status of Transfer of Production Facilities

In October 2004, H.P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, PA facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility will close in July 2005. We are in the process of relocating the production of our frozen dessert products to H.P. Hood facilities in Massachusetts and Minnesota. To date, we have not encountered any material problems in the transfer of production to the new sites. We have taken steps to build inventory to maintain our current levels of sales service during the transition period. Although we may incur some non-recurring transitional expenses, we do not expect them to have a material impact on our operations.

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

Revenue Recognition. Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers. Revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and we have has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for promotional programs, manufacturers' charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Freight Out Expense. We record freight out expense as a selling expense. During the thirteen weeks ended April 2, 2004, our freight out expense was $254,000 as compared to $228,000 in the thirteen weeks ended March 27, 2004.

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not accrue interest on accounts receivable past due.

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

Results of Operations

Thirteen  Weeks Ended April 2, 2005 Compared with
Thirteen Weeks Ended March 27, 2004
-------------------------------------------------

Net sales for the thirteen weeks ended April 2, 2005 were $4,240,000, an increase of $248,000, or 6%, from the sales level realized for the thirteen weeks ended March 27, 2004. As a result of the increase in sales, our gross profit in the current period increased by $313,000, or 27%, to $1,467,000. Our gross profit percentage also increased to 35% for the period ending April 2, 2005 compared to 29% for the period ending March 27, 2004. Most of our sales increase this quarter was in frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In the 2004 period, we disposed of certain discontinued products at prices far below their normal prices, which negatively impacted our gross profit in 2004. In the first quarter of 2005, we benefited from the price increases instituted throughout 2004 which are now in full effect.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. To offset these significant cost increases, in 2004 we began, without compromising quality and taste, replacing higher cost ingredients with functionally similar items at significant cost savings.

Selling expenses increased by 5% to $499,000 for the current fiscal quarter compared with $474,000 for the comparable period in 2004. This increase was due primarily to increases in freight and commission expenses due to the increase in sales for the quarter.

Marketing expenses increased by $113,000 to $235,000 in the fiscal 2005 period due principally to increases in expenses for artwork and plates of $27,000 resulting from recently introduced new packaging, product promotions of $43,000, point of sale materials of $17,000 and magazine advertising of $29,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $119,000 for the thirteen weeks ended April 2, 2005 compared to $93,000 for the comparable period in 2004. This increase was mainly attributable to increased costs for lab supplies.

General and administrative expenses increased to $484,000 for the current quarter compared with $366,000 for the comparable period in 2004 due primarily to an increase in payroll costs of $77,000 and professional fees and outside services of $40,000.

Interest income was $1,000 for the current fiscal quarter as compared with $1,000 for the comparable period in 2004.

The increase in income tax expense in the first quarter of 2005 to $55,000 from $46,000 in the first quarter of 2004 reflects our greater operating profit in 2005.

Liquidity and Capital Resources

As of April 2, 2005, we had approximately $2.0 million in cash and equivalents and our working capital was approximately $3.7 million.

On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares. During the period December 28, 2003 through January 1, 2005, we purchased an additional 258,000 shares at a cost of $887,000, bringing cumulative totals to date to 1,118,700 shares at a total cost of $3,419,000 or $3.05 per share. We have not made any stock repurchases in 2005.

On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his options, which represented the balance of the options held by him, in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324,000 was paid to Mr. Mintz.

Our capital requirements are dependent on many factors, including market acceptance of our products, as well as our marketing and sales activities. We anticipate that our cash resources will be used primarily to fund our operating activities. We do not presently have any material capital commitments and contemplate no material capital expenditures in the foreseeable future.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of April 2, 2005, we did not have any contractual obligations or commercial commitments, including obligations of discontinued operations.

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

Dependence on Key Customers. During the years ended January 1, 2005 and December 27, 2003, Trader Joe's, a West Coast based health food supermarket chain, accounted for 21% and 22% of our net sales, respectively, and Eskimo Pie, our East Coast frozen dessert distributor, accounted for 11% and 14% of our net sales, respectively. During the thirteen week period ended April 2, 2005, Trader Joe's and Eskimo Pie accounted for 20% and 9% of our net sales, respectively. The loss of a substantial portion of our sales to either of these customers would have a material adverse affect on our company.

Dependence on Key Suppliers. During the years ended January 1, 2005 and December 27, 2003, we purchased approximately 64% and 66% of our finished goods, respectively, from Kemps Foods and we purchased 15% and 13% of our finished goods, respectively, from Franklin Foods. During the thirteen week period ended April 2, 2005 we purchased approximately 59% and 18% of our finished goods from Kemps Foods and Franklin Foods, respectively. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

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

     o    unexpecHted changes in regulatory requirements;

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

The Implementation of SFAS No. 123R, which will Require Us to Record Compensation Expense in Connection with Equity Share Based Compensation as of the First Quarter of 2006, may Reduce Our Profitability. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while SFAS No. 123(R) requires, as of the first quarter of 2006, all share-based payments to employees to be recognized based on their fair values. SFAS No. 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The adoption of SFAS No. 123R may have a significant effect on our results of operations in the future, depending on whether stock options are issued in 2006 that meet the relevant criteria. In addition, such adoption could also limit our ability to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Item 3.  Controls and Procedures
         -----------------------

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

Item 1.  Legal Proceedings
         -----------------

Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer was seeking damages in the amount of $308,798, plus interest. We counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The trial for this matter began on April 4, 2005 and during the trial both parties agreed to a settlement that did not have an immediate expense exposure for our company. The settlement called for our company to physically take possession of certain disputed inventory as of April 1, 2005. Although we will continue to sell the candy covered by our original agreement, there is no assurance that we will be able to sell all of the candy in our possession. In the event the candy becomes unsellable, we will have to write off the value of any candy left in inventory. Management does not believe that any such write-off will have a material adverse effect on our company.

We were notified at the end of 2004 that a former employee intended to bring an action against our company alleging discrimination and unlawful termination. During the first quarter of 2005 the parties resolved this matter through mediation. The expense associated with this settlement was provided for in our income statement for fiscal 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         None.

Item 3.  Default Upon Senior Securities
         ------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits
         --------

(a)   Exhibits

3.1      Certificate of Incorporation, as amended through February 1986.(1)

3.1.1    March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2    June 1993 Amendment to Certificate of Incorporation.(3)

3.2      By-laws.(1)

4.1      Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2      Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.(5)

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

--------------------

(1) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5) Filed as Appendix B to the Registrant's Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

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

                                          TOFUTTI BRANDS INC.
                                              (Registrant)



                                          /s/David Mintz
                                          --------------
                                          David Mintz
                                          President



                                          /s/Steven Kass
                                          --------------
                                          Steven Kass
                                          Chief Accounting and Financial Officer

Date: May 17, 2005