Form 10QSB
period 2005-07-02
TOFUTTI BRANDS INC
filed 2005-08-16
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2005

[ ]     Transition  report under  Section 13 or 15(d) of the  Exchange Act for
        the  transition period from [           ] to [              ]

                         Commission file number: 1-9009
                         ------------------------------

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


                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        As of August 10, 2005 the Issuer had 5,631,167 shares of Common Stock, par value $.01, outstanding.

        Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed Balance Sheets - July 2, 2005
                 (Unaudited) and January 1, 2005                              3

               Condensed Statements of Income -
                  Thirteen and Twenty-Six Week Periods
                 ended July 2, 2005 and June 26, 2004 (Unaudited)             4

               Condensed Statements of Cash Flows -
                 Thirteen and Twenty-Six Week Periods
                 ended July 2, 2005 and June 26, 2004 (Unaudited)             5

               Notes to Condensed Financial Statements                        6

Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            10

Item 3.        Controls and Procedures                                       16

PART II - OTHER INFORMATION:

Item 1.        Legal Proceedings                                             18

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds   18

Item 3.        Defaults Upon Senior Securities                               18

Item 4.        Submission of Matters to a Vote of Shareholders               18

Item 5.        Other Information                                             19

Item 6.        Exhibits                                                      19

               Signatures                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               TOFUTTI BRANDS INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               July 2, 2005    January 1, 2005
                                                               ------------    ---------------
                                                                (Unaudited)
ASSETS
Current assets:
    Cash and equivalents                                            $2,010        $2,199
    Accounts receivable (net of allowance
        for doubtful accounts of $255 and $219,
        respectively)                                                1,880         1,614
    Inventories                                                        995           792
    Prepaid expenses                                                     2            14
    Deferred income taxes                                              296           593
                                                                     -----           ---
               Total current assets                                  5,183         5,212
Fixed assets(net of accumulated depreciation
        of $12 and $10, respectively                                    36            38
Other assets                                                            16            16
                                                                        --            --
               Total assets                                         $5,235        $5,266
                                                                    ======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                           $1,023          $691
    Accrued officers' compensation                                      --           500
    Income taxes payable                                               196           403
                                                                       ---           ---
               Total current liabilities                             1,219         1,594
                                                                     -----         -----

Commitments and contingencies                                           --            --

Stockholders' equity:
Preferred stock - par value $.01 per share;
        authorized 100,000 shares, none issued                          --            --
Common stock- par value $.01 per share;
        authorized 15,000,000 shares, issued and
        outstanding 5,631,167 shares at July 2, 2005
        and 5,636,867 shares at January 1, 2005                         56            56
    Additional paid-in capital                                         144           162
    Retained earnings                                                3,816         3,454
                                                                     -----         -----
               Total stockholders' equity                            4,016         3,672
                                                                     -----         -----
               Total liabilities and stockholders' equity           $5,235        $5,266
                                                                    ======        ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                        Thirteen        Thirteen        Twenty-six        Twenty-six
                                       weeks ended     weeks ended      weeks ended       weeks ended
                                      July 2, 2005    June 26, 2004     July 2, 2005     June 26, 2004
                                      ------------    -------------     ------------     -------------
Net sales                                $5,091           $5,149          $9,331            $9,141
Cost of sales                             3,371            3,444           6,145             6,283
                                         ------           ------          ------            ------
        Gross profit                      1,720            1,705           3,186             2,858
                                         ------           ------          ------            ------
Operating expenses:
   Selling                                  556              505           1,055               979
   Marketing                                150              142             385               264
   Research and development                  90              136             209               229
   General and administrative               430              457             914               822
                                         ------           ------          ------            ------
                                          1,226            1,240           2,563             2,294
                                         ------           ------          ------            ------

Operating income                            494              465             623               564
Interest income                               1                3               3                 4
                                         ------           ------          ------            ------
Income before income taxes                  495              468             626               568

Income taxes                                208              204             263               232
                                         ------           ------          ------            ------

Net income                                 $287             $264            $363              $336
                                         ======           ======          ======            ======

Weighted average common
   shares outstanding:
        Basic                             5,635            5,702           5,636             5,727
                                         ======           ======          ======            ======
        Diluted                           6,219            6,296           6,219             6,313
                                         ======           ======          ======            ======

Net income per share:
        Basic                             $0.05            $0.05           $0.06             $0.06
                                         ======           ======          ======            ======
        Diluted                           $0.05            $0.04           $0.06             $0.05
                                         ======           ======          ======            ======



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                   Twenty-six       Twenty-six
                                                      weeks            weeks
                                                      ended            ended
                                                  July 2, 2005    June 26, 2004
                                                  ------------    -------------

 Cash flows from operating activities, net           $(171)             $184

 Cash flows from investing activities                   --                --

 Cash flows from financing activities, net             (18)           (1,032)
                                                      ----          --------
       Net change in cash and equivalents             (189)             (848)

 Cash and equivalents at beginning of period         2,199             2,557
                                                     -----             -----

 Cash and equivalents at end of period              $2,010            $1,709
                                                    ======            ======

 Supplemental cash flow information:
            Income taxes paid                         $170              $205
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

NOTE 2:  BASIS OF PRESENTATION

        The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheets amounts as of January 1, 2005 have been derived from our audited financial statements. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week and twenty-six week periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

        The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

        There were no changes in the Company's accounting policies during the period ended July 2, 2005 from those in effect at January 1, 2005.

NOTE 3:  INVENTORIES

        The composition of inventories is as follows:

                                                     July 2,        January 1,
                                                      2005            2005
                                                      ----            ----

                 Finished products                   $ 711            $550
                 Raw materials and packaging           284             242
                                                       ---            ----
                                                      $995            $792
                                                      ====            ====

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

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Thirteen        Thirteen       Twenty-six      Twenty-six
                                                   Weeks           Weeks           Weeks           Weeks
                                                   Ended           Ended           Ended           Ended
                                                July 2, 2005   June 26, 2004   July 2, 2005   June 26, 2004
                                                ------------   -------------   ------------   -------------
Numerator
  Net income-basic...........................       $287            $264            $363            $336
                                                    ====            ====            ====            ====
  Net income-diluted.........................       $287            $264            $363            $336
                                                    ====            ====            ====            ====
Denominator
  Denominator for basic earnings per share
     weighted average shares ................      5,635           5,702           5,636           5,727
  Effect of dilutive securities
     stock options...........................        584             594             583             586
                                                     ---             ---             ---             ---
  Denominator for diluted earnings per share.      6,219           6,296           6,219           6,313
                                                   -----           -----           -----           -----
  Earnings per share
    Basic....................................      $0.05           $0.05           $0.06           $0.06
                                                   =====           =====           =====           =====
    Diluted..................................      $0.05           $0.04           $0.06           $0.05
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

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

        Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those Statements. No options were granted during the thirteen and twenty-six weeks ended June 26, 2004 and July 2, 2005, other than in January 2005, options to purchase 10,000 shares were granted to a director (who subsequently resigned as of June 9, 2005).

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                         THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                         JULY 2,     JUNE 26,       JULY 2,       JUNE 26,
                                                         --------------------       ----------------------
                                                           2005         2004          2005           2004
                                                           ----         ----          ----           ----

Net income, as reported                                     $287         $264          $363           $336
Stock-based employee compensation expense
  under fair value method, net of related tax effects         --           --            30             --
                                                           -----        -----         -----          -----

Pro forma net income                                        $287         $264          $333           $336
                                                           =====        =====         =====          =====

Earnings per share:
        Basic, as reported                                 $0.05        $0.05         $0.06          $0.06
                                                           =====        =====         =====          =====
        Basic, pro forma                                   $0.05        $0.05         $0.06          $0.06
                                                           =====        =====         =====          =====
        Diluted, as reported                               $0.05        $0.04         $0.06          $0.05
                                                           =====        =====         =====          =====
        Diluted, pro forma                                 $0.05        $0.04         $0.06          $0.05
                                                           =====        =====         =====          =====

                               TOFUTTI BRANDS INC.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements.

The discussion and analysis which follows in this Quarterly Report and in other reports and documents and in oral statements made on our behalf by our management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters, which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on our behalf should be considered in light of these factors.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the "Risk Factors" section in this quarterly report on Form 10-QSB.

STATUS OF TRANSFER OF PRODUCTION FACILITIES

In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, PA facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility ceased operations on July 21, 2005. We have relocated the production of most of our frozen dessert products to the H. P. Hood facility in Connecticut. To date, we have not encountered any material problems in the transfer of production to the new site. We had taken steps to build inventory at our former facility prior to its close to maintain our current levels of sales service during this transition period. Although we may incur some non-recurring transitional expenses, we do not presently expect them to have a material impact on our operations.

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

Freight Out Expense. We record freight out expense as a selling expense. During the thirteen and twenty-six weeks ended July 2, 2005, our freight out expense was $285,000 and $539,000 as compared to $265,000 and $493,000 in the thirteen and twenty-six weeks ended June 26, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections. In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," or FAS 154. FAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and
(2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 2, 2005 Compared with
Thirteen Weeks Ended June 26, 2004
----------------------------------

Net sales for the thirteen weeks ended July 2, 2005 were $5,091,000, a decrease of $58,000, or 1%, from the sales level realized for the thirteen weeks ended June 26, 2004. Our gross profit in the current period increased by $15,000, or 1%, to $1,720,000. Our gross profit percentage also increased to 34% for the period ending July 2, 2005 compared to 33% for the period ending June 26, 2004. In the 2004 period, we disposed of certain discontinued products at prices below their normal prices, which negatively impacted our gross profit in 2004.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and the cost of fuel. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings.

Selling expenses increased by 10% to $556,000 for the current fiscal quarter compared with $505,000 for the comparable period in 2004. This increase was due primarily to increases in freight and commission expenses.

Marketing expenses increased by $8,000 to $150,000 in the fiscal 2005 period due principally to increases in magazine advertising of $22,000, which was partially offset by a reduction in promotion expenses.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $90,000 for the thirteen weeks ended July 2, 2005 compared to $136,000 for the comparable period in 2004. This decrease was mainly attributable to a reduction in payroll expense.

General and administrative expenses decreased to $430,000 for the current quarter compared with $457,000 for the comparable period in 2004 due primarily to decreased payroll costs.

Interest income was $1,000 for the current fiscal quarter as compared with $3,000 for the comparable period in 2004.

The increase in income tax expense in the second quarter of 2005 to $208,000 from $204,000 in the second quarter of 2004 reflects our greater operating profit in 2005. The effective tax rate was relatively consistent in both periods.

Twenty-Six Weeks Ended July 2, 2005 Compared with
Twenty-Six Weeks Ended June 26, 2004
------------------------------------

Net sales for the twenty-six weeks ended July 2, 2005 were $9,331,000, an increase of $190,000, or 2%, from the sales level realized for the twenty-six weeks ended June 26, 2004. Partially as a result of the increase in sales, our gross profit in the current period increased by $328,000, or 11%, to $3,186,000. Our gross profit percentage also increased to 34% for the period ending July 2, 2005 compared to 31% for the period ending June 26, 2004. Most of our sales increase this period was in frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In the 2004 period, we disposed of certain discontinued products at prices below their normal prices, which negatively impacted our gross profit in 2004. In the 2005 twenty-six week period, we benefited from the price increases instituted throughout 2004, which are now in full effect.

Our cost of sales during the twenty-six week period continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and the cost of fuel. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings.

Selling expenses increased by 8% to $1,055,000 for the current twenty-six week period compared with $979,000 for the comparable period in 2004. This increase was due primarily to increases in freight, outside warehouse rental and commission expenses due to the increase in sales for the current twenty-six week period.

Marketing expenses increased by $121,000 to $385,000 in the fiscal 2005 period due principally to increases in expenses for artwork and plates of $27,000 resulting from recently introduced new packaging, product promotions of $18,000, point of sale materials of $38,000 and magazine advertising of $51,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $209,000 for the twenty-six weeks ended July 2, 2005 compared to $229,000 for the comparable period in 2004. This decrease was mainly attributable to a decrease in payroll expense.

General and administrative expenses increased to $914,000 for the current twenty-six week period compared with $822,000 for the comparable period in 2004 due primarily to an increase in payroll costs of $62,000 and professional fees and outside services of $75,000. These cost increases were partially offset by a reduction in travel and entertainment expenses of $41,000.

Interest income was $3,000 for the current fiscal quarter as compared with $4,000 for the comparable period in 2004.

The increase in income tax expense in the 2005 twenty-six week period to $263,000 from $232,000 in the 2004 twenty-six week period reflects our greater operating profit in 2005. The effective tax rate was relatively consistent in both periods.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2005, we had approximately $2.0 million in cash and equivalents and our working capital was approximately $4.0 million.

On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares. During the period December 28, 2003 through January 1, 2005, we purchased an additional 258,000 shares at a cost of $887,000, bringing cumulative totals at January 1, 2005 to 1,118,700 shares at a total cost of $3,483,000 or $3.05 per share. During the thirteen week period ended July 2, 2005, we purchased an additional 5,700 shares at a cost of $18,000, bringing cumulative totals through July 2, 2005 to 1,124,400 shares at a total cost of $3,501,000 or $3.11 per share. All of the above shares were retired to treasury, with a resultant reduction in additional paid-in capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

As of July 2, 2005, we did not have any contractual obligations or commercial commitments, including obligations of discontinued operations.

RISK FACTORS

Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below in addition to the Risk Factors contained in our Annual Report on Form 10-KSB for the fiscal year ended January 1, 2005 before investing in our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment.

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

Dependence on Key Customers. During the years ended January 1, 2005 and December 27, 2003, Trader Joe's, a West Coast based health food supermarket chain, accounted for 21% and 22% of our net sales, respectively, and Eskimo Pie, our East Coast frozen dessert distributor, accounted for 11% and 14% of our net sales, respectively. During the twenty-six week period ended July 2, 2005, Trader Joe's and Eskimo Pie accounted for 22% and 11% of our net sales, respectively. The loss of a substantial portion of our sales to either of these customers would have a material adverse affect on our company.

Dependence on Key Suppliers. During the years ended January 1, 2005 and December 27, 2003, we purchased approximately 64% and 66% of our finished goods, respectively, from Kemps Foods and we purchased 15% and 13% of our finished goods, respectively, from Franklin Foods. During the twenty-six week period ended July 2, 2005 we purchased approximately 65% and 14% of our finished goods from Kemps Foods and Franklin Foods, respectively. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 74), Chief Executive Officer and Steven Kass (age 54), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 47% of the outstanding shares, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.



ITEM 3.        CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.



ITEM 1.        LEGAL PROCEEDINGS

Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer was seeking damages in the amount of $308,798, plus interest. We counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The trial for this matter began on April 4, 2005 and during the trial both parties agreed to a settlement that did not have an immediate expense exposure for our company. The settlement called for our company to physically take possession of certain disputed inventory as of April 1, 2005. Although we will continue to sell the candy covered by our original agreement, there is no assurance that we will be able to sell all of the candy in our possession. In the event the candy becomes unsellable, we will have to write off the value of any candy left in inventory. Management does not believe that any such write-off will have a material adverse effect on our company. The majority of the legal costs associated with this legal matter were provided for in the first quarter of 2005.



ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               None.



ITEM 3.        DEFAULT UPON SENIOR SECURITIES

               None.



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

               During the thirteen week period ended July 2, 2005, we held our Annual Meeting of Shareholders.

               At the meeting, held on June 9, 2005, our shareholders voted for:

               1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2006 Annual Meeting of Shareholders.

                                            For          Withheld        % For
                                            ---          --------        -----
               David Mintz               5,329,311         44,461        99.54
               Joseph Fischer            5,349,581         24,491        94.90
               Aron Forem                5,349,865         24,407        94.91
               Reuben Rapoport           5,347,415         26,657        94.87
               Franklyn Snitow           5,349,481         24,591        94.90

               2. The ratification of the appointment of Amper, Politziner & Mattia, P.C. to examine the Company's accounts for the fiscal year ending December 31, 2005.

                                     For      Against      Abstained     % For
                                     ---      -------      ---------     -----
                                  6,354,967     7,140        11,965       95.00




ITEM 5.        OTHER INFORMATION

               None.



ITEM 6.        EXHIBITS

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

3.1.2     June 1993 Amendment to Certificate of Incorporation.(3)

3.2       By-laws.(1)

4.1       Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2       Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.(5)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2
          Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,
32.1      as amended.

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

Date: August 16, 2005