Form 10QSB
period 2005-10-01
TOFUTTI BRANDS INC
filed 2005-11-21
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2005

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


                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 18, 2005 the Issuer had 5,548,567 shares of Common Stock, par value $.01, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.   Financial Statements

          Condensed Balance Sheets - October 1, 2005
            (Unaudited) and January 1, 2005                                    3

          Condensed Statements of Income -
             Thirteen and Thirty-nine Week Periods
            ended October 1, 2005 and September 25, 2004 (Unaudited)           4

          Condensed Statements of Cash Flows -
            Thirteen and Thirty-nine Week Periods
            ended October 1, 2005 and September 25, 2004 (Unaudited)           5

          Notes to Condensed Financial Statements                              6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  10

Item 3.   Controls and Procedures                                             17

Part II - Other Information:

Item 1.   Legal Proceedings                                                   18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Shareholders                     18

Item 5.   Other Information                                                   18

Item 6.   Exhibits                                                            19

          Signatures                                                          20

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                October 1,    January 1,
                                                                                ----------    ----------
                                                                                   2005          2005
                                                                                   -----         ----
                                                                                (Unaudited)
    Assets
    Current assets:
         Cash and equivalents                                                    $1,918         $2,199
         Accounts receivable (net of allowance
            for doubtful accounts of $273 and $219, respectively)                 1,404          1,614
         Inventories                                                                970            792
         Prepaid expenses                                                            12             14
         Deferred income taxes                                                      301            593
                                                                                  -----            ---
                      Total current assets                                        4,605          5,212
    Fixed assets (net of accumulated depreciation
            of $12 and $10, respectively)                                            35             38
    Other assets                                                                     16             16
                                                                                    ---            ---
                      Total assets                                               $4,656         $5,266
                                                                                 ======         ======

    Liabilities and Stockholders' Equity

    Current liabilities:
         Accounts payable and accrued expenses                                     $578           $691
         Accrued officers' compensation                                              --            500
         Income taxes payable                                                       232            403
                                                                                    ---            ---
                      Total current liabilities                                     810          1,594
                                                                                    ---          -----

    Commitments and contingencies                                                    --             --

    Stockholders' equity:
    Preferred stock - par value $.01 per share;
             authorized 100,000 shares, none issued                                  --             --
    Common stock- par value $.01 per share;
             authorized 15,000,000 shares, issued and
             outstanding 5,564,667 shares at October 1, 2005
             and 5,636,867 shares at January 1, 2005                                 56             56
         Additional paid-in capital                                                  --            162
         Retained earnings                                                        3,790          3,454
                                                                                  -----          -----
                      Total stockholders' equity                                  3,846          3,672
                                                                                  -----          -----
                      Total liabilities and stockholders' equity                 $4,656         $5,266
                                                                                 ======         ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                    Thirteen         Thirteen        Thirty-nine      Thirty-nine
                                   weeks ended      weeks ended      weeks ended      weeks ended
                                  Oct. 1, 2005    Sept. 25, 2004    Oct. 1, 2005    Sept. 25, 2004
                                  ------------    --------------    ------------    --------------
Net sales                            $4,115           $4,730           $13,446          $13,871
Cost of sales                         2,829            3,203             8,973            9,486
                                     ------         --------          --------         --------
         Gross profit                 1,286            1,527             4,473            4,385
                                     ------         --------          --------         --------

Operating expenses:
    Selling                              567             548             1,622            1,527
    Marketing                            117              90               502              354
    Research and development             105             142               314              371
    General and administrative           426             400             1,340            1,222
                                     -------        --------          --------         --------
                                       1,215           1,180             3,778            3,474
                                     -------        --------          --------         --------

Operating income                          71            347                695              911

Interest income                            3             --                  6                4
                                     -------        -------           --------         --------
Income before income taxes                74            347                701               915

Income taxes                              31            160                295              392
                                     -------        -------           --------         --------

Net income                               $43           $187               $406             $523
                                     =======        =======           ========         ========

Weighted average common
  shares outstanding:
         Basic                         5,600          5,637              5,622            5,700
                                     =======        =======           ========         ========
         Diluted                       6,179          6,204              6,205            6,281
                                     =======        =======           ========         ========

Net income per share:
         Basic                         $0.01          $0.03              $0.07            $0.09
                                     =======        =======           ========         ========
         Diluted                       $0.01          $0.03              $0.07            $0.08
                                     =======        =======           ========         ========


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                   Thirty-nine     Thirty-nine
                                                      weeks           weeks
                                                      ended           ended
                                                  Oct. 1, 2005   Sept. 25, 2004
                                                  ------------   --------------

  Cash flows from operating activities, net         $(49)            $638

  Cash flows from investing activities                --               --

  Cash flows from financing activities, net         (232)           (1,032)
                                                    -----           ------
         Net change in cash and equivalents         (281)             (394)

  Cash and equivalents at beginning of period      2,199             2,557
                                                   -----             -----

  Cash and equivalents at end of period           $1,918            $2,163
                                                  ======            ======

  Supplemental cash flow information:
                Income taxes paid                   $170              $425
                                                    ====              ====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
               (in thousands, except share and per share amounts)

Note 1:  Description of Business

         Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 1, 2005 have been derived from our audited financial statements. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week and thirty-nine week periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in the Company's accounting policies during the period ended October 1, 2005 from those in effect at January 1, 2005.

Note 3:  Inventories

         The composition of inventories is as follows:



                                                        Oct. 1,       January 1,
                                                         2005           2005
                                                         ----           ----
                    Finished products                    $747           $550
                    Raw materials and packaging           223            242
                                                          ---           ----
                                                         $970           $792
                                                         ====           ====

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
               (in thousands, except share and per share amounts)

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
               (in thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Thirteen           Thirteen           Thirty-nine        Thirty-nine
                                                         Weeks               Weeks              Weeks               Weeks
                                                         Ended               Ended              Ended               Ended
                                                      Oct. 1, 2005      Sept. 25, 2004        Oct. 1, 2005      Sept. 25, 2004
                                                      ------------      --------------        ------------      --------------
Numerator
  Net income-basic.................................        $43                $187                $406               $523
                                                           ===                ====                ====               ====
  Net income-diluted...............................        $43                $187                $406               $523
                                                           ===                ====                ====               ====

Denominator
  Denominator for basic earnings per share
     weighted average shares ......................      5,600               5,637              5,622               5,700
  Effect of dilutive securities
     stock options.................................        579                 567                583                 581
                                                           ---                 ---                ---                 ---
  Denominator for diluted earnings per share.......      6,179               6,204              6,205               6,281
                                                         -----               -----              -----               -----

  Earnings per share
    Basic..........................................      $0.01               $0.03              $0.07               $0.09
                                                         =====               =====              =====               =====
    Diluted........................................      $0.01               $0.03              $0.07               $0.08
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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
               (in thousands, except share and per share amounts)


         Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those Statements. No options were granted during the thirteen and thirty-nine weeks ended September 25, 2004 and October 1, 2005, other than in January 2005, options to purchase 10,000 shares were granted to a director (who subsequently resigned as of June 9, 2005).

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                               Thirteen weeks ended        Thirty-nine weeks ended
                                               Oct. 1,    Sept. 25,        Oct. 1,       Sept. 25,
                                               --------------------        -----------------------
                                                2005        2004            2005           2004
                                                ----        ----            ----           ----
Net income, as reported                          $43        $187            $406           $523
Stock-based employee compensation expense
  under fair value method, net of related
  tax effects                                     --          --              30             --
                                                 ---        ----            ----           ----
Pro forma net income                             $43        $187            $376           $523
                                                 ===        ====            ====           ====

Earnings per share:
         Basic, as reported                    $0.01       $0.03           $0.07          $0.09
                                               =====       =====           =====          =====
         Basic, pro forma                      $0.01       $0.03           $0.07          $0.09
                                               =====       =====           =====          =====
         Diluted, as reported                  $0.01       $0.03           $0.07          $0.08
                                               =====       =====           =====          =====
         Diluted, pro forma                    $0.01       $0.03           $0.06          $0.08
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

Status of Transfer of Production Facilities

In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, PA facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility ceased operations on July 21, 2005. As part of our arrangement with Kemps and H. P. Hood, we initially agreed to move our production to the H. P. Hood facility in Suffield, Connecticut. After some preliminary trial production, we determined that the Suffield facility would not meet our complete manufacturing requirements. Based on this conclusion, we have since relocated the production of most of our frozen dessert products to the Ellsworth Ice Cream Company facilities in New York and Vermont. We have also begun production of some of our frozen dessert products at Kemps Foods' facility in Minnesota as well. To date, we have not encountered any material problems in the transfer of production to these new sites. We had taken steps to build inventory at our former facility prior to its close to maintain our current levels of sales service during this transition period, and accordingly, our inventory levels were higher than normal at September 30, 2005. Although we may incur some non-recurring transitional expenses and minor operational difficulties associated with a major business relocation of this type, we do not presently expect them to have a material impact on our operations.

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

Freight Out Expense. We record freight out expense as a selling expense. During the thirteen and thirty-nine weeks ended October 1, 2005, our freight out expense was $266,000 and $805,000 as compared to $293,000 and $786,000 in the thirteen and thirty-nine weeks ended September 25, 2004.

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

Results of Operations

Thirteen Weeks Ended October 1, 2005 Compared with Thirteen Weeks Ended September 25, 2004
--------------------------------------------------------------------------------

Net sales for the thirteen weeks ended October 1, 2005 were $4,115,000, a decrease of $615,000, or 13%, from the sales level realized for the thirteen weeks ended September 25, 2004.

The decline in sales for the thirteen weeks ended October 1, 2005 was caused by several factors:

o Loss of business in the southeastern United States and Florida in August and September due to problems caused by the extreme weather experienced by those areas and the resulting transportation problems.

o During the transition to our new frozen dessert production and warehousing facilities, we were periodically out of stock of certain products, which resulted in a reduction in sales.

As we bring our new frozen dessert manufacturing facilities to full operational levels and as the third quarter transportation problems abate, we anticipate that our sales will return to at least the level of last year during the fourth quarter of 2005.

Our gross profit in the current period decreased by $241,000, or 16%, to $1,286,000. The decline in gross profit was directly attributable to the decline in sales for the thirteen week period. Our gross profit percentage also decreased slightly to 31% for the period ending October 1, 2005 compared to 32% for the period ending September 25, 2004.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and the cost of fuel. In addition to increasing our shipping costs, the high cost of petroleum affects the cost of many inventory components we use, particularly plastic packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. Our co-packers have also experienced increases, and as a result, they have increased our co-packing fees, which directly increases costs of production.

During the fourth quarter of 2005 and the first quarter of 2006, we expect to institute a series of prices increases commensurate with the level of our cost increases to help maintain our profit margins.

Selling expenses increased by 3.5% to $567,000 for the current fiscal quarter compared with $548,000 for the comparable period in 2004. This increase was due primarily to an increase in outside warehouse rental expense.

Marketing expenses increased by $27,000 to $117,000 in the fiscal 2005 period due principally to a $20,000 increase in artwork and plates expense for new products and the revision of current packaging to comply with new FDA rules, which become effective in 2006.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $105,000 for the thirteen weeks ended October 1, 2005 compared to $142,000 for the comparable period in 2004. This decrease was mainly attributable to a reduction in payroll expense due to fewer employees in the 2005 period.

General and administrative expenses increased to $426,000 for the current quarter compared with $400,000 for the comparable period in 2004 due primarily to an increase in professional fees and outside services.

Interest income was $3,000 for the current fiscal quarter as compared with no interest income for the comparable period in 2004.

The decrease in income tax expense in the third quarter of 2005 to $31,000 from $160,000 in the third quarter of 2004 reflects our reduced operating profit in 2005. The effective tax rate was relatively consistent in both periods.

Thirty-Nine Weeks Ended October 1, 2005 Compared with Thirty-Nine Weeks Ended September 25, 2004
--------------------------------------------------------------------------------

Net sales for the thirty-nine weeks ended October 1, 2005 were $13,446,000, a decrease of $425,000, or 3%, from the sales level realized for the thirty-nine weeks ended September 25, 2004.

The decline in sales for the thirty-nine weeks ended October 1, 2005 was caused by several factors:

o Loss of business in the southeastern United States and Florida in August and September due to problems caused by the extreme weather experienced by those areas and the resulting transportation problems.

o During the transition to our new frozen dessert production and warehousing facilities, we were periodically out of stock of certain products, which resulted in a reduction in sales.

As we bring our new frozen dessert manufacturing facilities to full operational levels and as the third quarter transportation problems abate, we anticipate that our sales will return to at least the level of last year during the fourth quarter of 2005.

Despite the decrease in sales, our gross profit in the current period increased by $88,000, or 2%, to $4,473,000. Our gross profit percentage also increased slightly to 33% for the period ending October 1, 2005 compared to 32% for the period ending September 25, 2004. In the 2005 period, we experienced growth in sales of frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In addition, we benefited from the price increases instituted throughout 2004, which are now in full effect.

Our cost of sales during the period continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and the cost of fuel. In addition to increasing our shipping costs, the high cost of petroleum affects the cost of many inventory components we use, particularly plastic packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. Our co-packers have also experienced increases, and as a result, they have increased our co-packing fees, which directly increases costs of production.

During the fourth quarter of 2005 and the first quarter of 2006, we expect to instituting a series of prices increases commensurate with the level of our cost increases to help maintain our profit margins.

Selling expenses increased by 6% to $1,622,000 for the current thirty-nine week period compared with $1,527,000 for the comparable period in 2004. This increase was due primarily to increases in freight, outside warehouse rental and commission expenses.

Marketing expenses increased by $148,000 to $502,000 in the fiscal 2005 period due principally to increases in expenses for artwork and plates of $27,000 resulting from recently introduced new packaging and new FDA-mandated changes to existing packaging , product promotions of $18,000, point of sale materials of $39,000 and magazine advertising of $51,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $314,000 for the thirty-nine weeks ended October 12, 2005 compared to $371,000 for the comparable period in 2004. This decrease was mainly attributable to a decrease in payroll expense.

General and administrative expenses increased to $1,340,000 for the current thirty-nine week period compared with $1,222,000 for the comparable period in 2004 due primarily to an increase in payroll costs of $98,000 and professional fees and outside services of $35,000. These cost increases were partially offset by a reduction in travel and entertainment expenses of $25,000.

Interest income was $6,000 for the thirty-nine week period as compared with $4,000 for the comparable period in 2004.

The decrease in income tax expense in the 2005 thirty-nine week period to $295,000 from $392,000 in the 2004 thirty-nine week period reflects our reduced operating profit in 2005. The effective tax rate was relatively consistent in both periods.

Liquidity and Capital Resources

As of October 2, 2005, we had approximately $1.9 million in cash and equivalents and our working capital was approximately $3.8 million as compared to $2.2 million in cash and equivalents and working capital of $3.6 million at January 1, 2005.

On March 23, 2004, our Board of Directors ratified certain purchases and brought the aggregate number of shares subject to our repurchase program up to 1,250,000 shares. During the period December 28, 2003 through January 1, 2005, we purchased an additional 258,000 shares at a cost of $887,000, bringing cumulative totals at January 1, 2005 to 1,118,700 shares at a total cost of $3,483,000 or $3.05 per share. During the thirty-nine week period ended October 1, 2005, we purchased an additional 72,200 shares at a cost of $232,000, bringing cumulative totals through

October 1, 2005 to 1,190,900 shares at a total cost of $3,715,000 or $3.11 per share. All of the above shares were retired to treasury, with a resultant reduction in additional paid-in capital until exhausted and then to retained earnings.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of October 1, 2005, we did not have any contractual obligations or commercial commitments, including obligations of discontinued operations.

New Accounting Pronouncements

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," or FAS 154. FAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

Share-Based Payment. On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

We plan to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. This change in accounting is not expected to materially impact our financial position. We have not completed the calculation of this impact. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

Inventory Costs. On November 24, 2004, the FASB issued SFAS No. 151, "Inventory Costs," which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, these costs should be expensed as incurred and not included in overhead. Further SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our management believes that the adoption of this statement will not have a material effect on the consolidated financial statements.

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

Dependence on Key Customers. During the thirty-nine week period ended October 1, 2005, Trader Joe's, a West Coast based health food supermarket chain, and Eskimo Pie, our East Coast frozen dessert distributor, accounted for 20% and 10% of our net sales, respectively. The loss of a substantial portion of our sales to either of these customers would have a material adverse affect on our company.

Dependence on Key Suppliers. During the thirty-nine week period ended October 1, 2005 we purchased approximately 59% and 15% of our finished goods from Kemps Foods and Franklin Foods, respectively. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

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

Item 3.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file or submit under the U.S. Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer have determined that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Section 404 of the Sarbanes-Oxley Act requires our management to provide an assessment of the effectiveness of our company's internal control over financial reporting as of the end of the fiscal year 2007. Our company is in the process of performing the system and process documentation, evaluation and testing necessary to make its assessment. Our company has not completed this process or its assessment. In the process of evaluation and testing, we may identify deficiencies that will require remediation.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.



Item 1. Legal Proceedings

Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer was seeking damages in the amount of $308,798, plus interest. We counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The trial for this matter began on April 4, 2005 and during the trial both parties agreed to a settlement that did not have an immediate expense exposure for our company. The settlement called for our company to physically take possession of certain disputed inventory as of April 1, 2005. Although we will continue to sell the candy covered by our original agreement, there is no assurance that we will be able to sell all of the candy in our possession. In the event the candy becomes unsaleable, we will have to write off the value of any candy left in inventory. Management does not believe that any such write-off will have a material adverse effect on our company. The majority of the legal costs associated with this legal matter were provided for in the first quarter of 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Default Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Shareholders

        None.

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

Date: November 21, 2005