Form 10KSB/A
period 2005-01-01
TOFUTTI BRANDS INC
filed 2006-01-20
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                 Amendment No. 1

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

     As of April 1, 2005, the Registrant had 5,636,867 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-KSB/A hereby amends Item 6.- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7. - Financial Statements of Tofutti Brand Inc.'s Annual Report on Form 10-KSB for the fiscal year ended January 1, 2005, which was filed on April 8, 2005. This Amendment No. 1 does not constitute a restatement to the previously reported financial statement although, freight out expense has been reclassified as a cost of sales (see Note 1) and additional information has been provided in Note 5. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission in connection with its review of our Form 10-KSB for the year ended January 1, 2005 and our Form 10-QSB for the quarterly period ended October 1, 2005. This Amendment No. 1 is not intended to revise other information presented in our annual report on Form 10-KSB for the fiscal year ended January 1, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

         This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment No. 1 to the Annual Report on Form 10-KSB continues to speak as of April 8 2005.

         For the convenience of the reader, the document has been refiled in its entirety.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                                 High                 Low
-------------                                -----                -----
March 29, 2003.....................          $2.65                $2.45
June 28, 2003......................           2.88                 2.35
September 27, 2003.................           3.32                 2.80

Quarter Ended                                 High                 Low
-------------                                -----                -----
December 27, 2003..................           3.18                 2.75
March 27, 2004.....................           4.10                 2.91
June 26, 2004......................           4.27                 3.00
September 25, 2004.................           3.08                 2.84
January 1, 2005....................           3.54                 2.95


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

         Freight Out Expense. We include freight out expense as a cost of sales in measuring our gross profit. Freight charged to customers is included in revenues. During fiscal 2004, our freight out expense was $1,172,000 as compared to $1,042,000 in fiscal 2003. Previously we had included such costs as a component of selling expenses, but have reclassified these costs to cost of sales.

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

Results of Operations

Fifty-Three Weeks Ended January 1, 2005 Compared with
Fifty-Two Weeks Ended December 27, 2003
---------------------------------------

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

         Our gross profit in fiscal 2004 increased by $84,000, or 2%, due primarily to the slight sales increase and improved product mix, while our gross profit percentage increased slightly to 28% in fiscal 2004 as compared to 27.7% in fiscal 2003. Our gross profit percentage continues to be adversely affected by increasing freight expenses, start-up manufacturing costs associated with our new products and the increased cost of allowances associated with the introduction of those new products. During fiscal 2004, our freight out expense was $1,172,000 as compared to $1,042,000 in fiscal 2003. We do not anticipate a significant reduction in the cost of shipping in the foreseeable future as world oil prices are at record highs and show no signs of abating in the foreseeable future. Additionally, the entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States. In order to improve the gross profit percentage, we initiated a series of price increases that was completed by the end of 2004. Although we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2005, our gross profit percentage will not improve materially due to manufacturing start-up costs at our new frozen dessert facility and promotional allowances associated with the planned introduction of new products. We also expect ingredient costs for certain key items to continue at their current high levels.

         Selling expenses increased by $3,000 to $1,153,000 for fiscal 2004 from $1,150,000 in fiscal 2003. This increase was caused primarily by a $33,000 increase in commissions, which was partially offset by a decline in trade show expense of $18,000. The increase in commissions expense is directly related to the increase in sales. We anticipate that with the exception of commission expenses, which are variable to sales, all other selling expenses in 2005 should remain relatively consistent with our expenses in 2004.

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

         None.

Item 7. Financial Statements.

                          Index to Financial Statements


Report of Independent Registered Public Accounting Firm...................F-1

Report of Independent Registered Public Accounting Firm...................F-2

Financial Statements:

Balance Sheets............................................................F-3

Statements of Income......................................................F-4

Statements of Changes in Stockholders' Equity.............................F-5

Statements of Cash Flows..................................................F-6

Notes to Financial Statements.............................................F-7

                 LETTERHEAD OF AMPER, POLITZINER & MATTIA, P.C.




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




                                                     /s/ Wiss & Company, LLP
                                                     Wiss & Company, LLP

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

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)

                                      Fifty-three weeks         Fifty-two weeks
                                            ended                    ended
                                        January 1, 2005        December 27, 2003
                                        ---------------        -----------------
Net sales                                  $19,188                 $19,014
Cost of sales                               13,832                  13,742
                                            ------                  ------
          Gross profit                       5,356                   5,272
                                             -----                   -----

Operating expenses:
  Selling                                    1,153                   1,150
  Marketing                                    521                     601
  Product development costs                    477                     552
  General and administrative                 2,159                   1,838
                                             -----                   -----
                                             4,310                   4,141
                                             -----                   -----

Operating income                             1,046                   1,131

Interest income                                  5                      15
                                             -----                   -----
Income before income taxes                   1,051                   1,146

Income taxes                                   444                     760
                                               ---                     ---

Net income                                    $607                    $386
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

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,172 and $1,042 during the years ended January 1, 2005 and December 27, 2003,

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

respectively. For purposes of this Form 10-KSB/A, we have reclassified such costs from a selling expense to a component of cost of sales for all periods.

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

The Company plans to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. Although we have not completed our calculations of the impact of SFAS 123(R) on our financial position, we do not believe that its adoption will materially impact our financial position since we no longer grant any employee stock options and our grants under our Non-Employee Directors' Stock Option Plan are limited to 100,000 shares of common stock.

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

On November 24, 2004, FASB issued SFAS No. 151, "Inventory Costs," which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)


these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have an adverse effect on the financial statements.

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

NOTE 5: CONTINGENCIES

The Company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that the company breached its obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by it within the United States. The candy manufacturer is seeking damages in the amount of $308, plus interest. The Company has counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to it and caused it damages. Discovery has been completed and non-binding mediation and arbitration hearings have been held. A motion for summary judgment by the plaintiff was denied by the trial judge on February 18, 2005. The matter is scheduled to be heard at trial on April 4, 2005. While the Company believes that the complaint is without merit, there can be no assurance that a legal finding favorable to it will be entered. The Company intends to continue to vigorously defend this action and oppose all relief sought by the plaintiff while seeking compensation on its counterclaims.

The Company was notified at the end of 2004 that a former employee intended to bring an action against it alleging discrimination and unlawful termination. During the first quarter of 2005 the parties resolved this matter through mediation.

The Company accrued $388 for both of these matters based upon its estimate of the potential loss on such matters as of January 1, 2005. The Company believed as of January 1, 2005 that the maximum additional loss above the amount provided for with respect to such matters would not exceed $150.

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

Item 8B. Other Information.

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.

         Our directors and executive officers are:

Name                   Age      Position
----                   ---      --------
David Mintz........     73      Chairman of the Board of Directors, Chief
                                Executive Officer
Steven Kass........     53      Chief Financial Officer, Secretary and Treasurer
Joseph Fischer.....     65      Director
Aaron Forem .......     50      Director
Reuben Rapoport....     75      Director
Franklyn Snitow....     58      Director
Jeremy Wiesen......     63      Director

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 20, 2006.

                                                     TOFUTTI BRANDS INC.
                                                          (Registrant)

                                                     /s/David Mintz
                                                     --------------
                                                     David Mintz
                                                     Chairman of the Board and
                                                     Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this amended Report has been signed below on January 20, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer


--------------------
Aaron Forem
Director


--------------------
Reuben Rapoport
Director


/s/Franklyn Snitow
------------------
Franklyn Snitow
Director

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