Form 10QSB/A
period 2005-10-01
TOFUTTI BRANDS INC
filed 2006-01-20
CIK 730349

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

                                 Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Item 1.- Financial Statements and Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I and Item 1. - Legal Proceedings of
Part II of Tofutti Brand Inc.'s Quarterly Report on Form 10-QSB for the quarter ended October 1, 2005, which was filed on November 21, 2005. This Amendment No. 1 does not constitute a restatement to the previously reported financial statement although freight out expense has been reclassified from selling expenses to a component of cost of sales and additional information has been provided in Note 1 of the financial statements and in Item 1 - Legal Proceedings. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission in connection with its review of our Form 10-KSB for the year ended January 1, 2005 and our Form 10-QSB for the quarterly period ended October 1, 2005. This Amendment No. 1 is not intended to revise other information presented in our quarterly report on Form 10-QSB for the quarter ended October 1, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment No. 1 to the Quarterly Report on Form 10-QSB continues to speak as of November 21, 2005.

For the convenience of the reader, the document has been refiled in its entirety.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information:

Item 1.   Financial Statements

          Condensed Balance Sheets - October 1, 2005
            (Unaudited) and January 1, 2005                                    4

          Condensed Statements of Income -
             Thirteen and Thirty-nine Week Periods
            ended October 1, 2005 and September 25, 2004 (Unaudited)           5

          Condensed Statements of Cash Flows -
            Thirteen and Thirty-nine Week Periods
            ended October 1, 2005 and September 25, 2004 (Unaudited)           6

          Notes to Condensed Financial Statements                              7

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11

Item 3.   Controls and Procedures                                             18

Part II - Other Information:

Item 1.   Legal Proceedings                                                   19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.   Defaults Upon Senior Securities                                     19

Item 4.   Submission of Matters to a Vote of Shareholders                     19

Item 5.   Other Information                                                   19

Item 6.   Exhibits                                                            20

          Signatures                                                          21

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
               (in thousands, except share and per share amounts)

                                                              October 1, 2005    January 1, 2005
                                                              ---------------    ---------------
                                                                (Unaudited)
Assets
Current assets:
     Cash and equivalents                                           $1,918         $2,199
     Accounts receivable (net of allowance
        for doubtful accounts of $273 and $219,
        respectively)                                                1,404          1,614
     Inventories                                                       970            792
     Prepaid expenses                                                   12             14
     Deferred income taxes                                             301            593
                                                                     -----            ---
                  Total current assets                               4,605          5,212
Fixed assets (net of accumulated depreciation
        of $12 and $10, respectively)                                   35             38
Other assets                                                            16             16
                                                                        --             --
                  Total assets                                      $4,656         $5,266
                                                                    ======         ======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                            $578           $691
     Accrued officers' compensation                                     --            500
     Income taxes payable                                              232            403
                                                                       ---            ---
                  Total current liabilities                            810          1,594
                                                                       ---          -----

Commitments and contingencies                                           --             --

Stockholders' equity:
Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                         --             --
Common stock- par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,564,667 shares at October 1, 2005
         and 5,636,867 shares at January 1, 2005                        56             56
     Additional paid-in capital                                         --            162
     Retained earnings                                               3,790          3,454
                                                                     -----          -----
                  Total stockholders' equity                         3,846          3,672
                                                                     -----          -----
                  Total liabilities and stockholders' equity        $4,656         $5,266
                                                                    ======         ======

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                           Thirteen            Thirteen            Thirty-nine          Thirty-nine
                                          weeks ended         weeks ended          weeks ended          weeks ended
                                         Oct. 1, 2005       Sept. 25, 2004        Oct. 1, 2005        Sept. 25, 2004
                                         ------------       --------------        ------------        --------------

Net sales                                  $ 4,115             $ 4,730               $13,446              $13,871
Cost of sales                                3,095               3,496                 9,778               10,272
                                           -------             -------               -------              -------
         Gross profit                        1,020               1,234                 3,668                3,599
                                           -------             -------               -------              -------

Operating expenses:
    Selling                                    301                 255                   817                  741
    Marketing                                  117                  90                   502                  354
    Research and development                   105                 142                   314                  371
    General and administrative                 426                 400                 1,340                1,222
                                           -------             -------               -------              -------
                                               949                 887                 2,973                2,688
                                           -------             -------               -------              -------

Operating income                                71                 347                   695                  911

Interest income                                  3                  --                     6                    4
                                           -------             -------               -------              -------
Income before income taxes                      74                 347                   701                  915

Income taxes                                    31                 160                   295                  392
                                           -------             -------               -------              -------

Net income                                 $    43             $   187               $   406              $   523
                                           =======             =======               =======              =======

Weighted average common
  shares outstanding:
         Basic                               5,600               5,637                 5,622                5,700
                                           =======             =======               =======              =======
         Diluted                             6,179               6,204                 6,205                6,281
                                           =======             =======               =======              =======

Net income per share:
         Basic                             $  0.01             $  0.03               $  0.07              $  0.09
                                           =======             =======               =======              =======
         Diluted                           $  0.01             $  0.03               $  0.07              $  0.08
                                           =======             =======               =======              =======



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                  Thirty-nine       Thirty-nine
                                                     weeks             weeks
                                                     ended             ended
                                                 Oct. 1, 2005     Sept. 25, 2004
                                                 ------------     --------------

  Cash flows from operating activities, net          $(49)              $638

  Cash flows from investing activities                 --                 --

  Cash flows from financing activities, net          (232)            (1,032)
                                                    -----            -------
         Net change in cash and equivalents          (281)              (394)

  Cash and equivalents at beginning of period       2,199              2,557
                                                    -----              -----

  Cash and equivalents at end of period            $1,918             $2,163
                                                   ======             ======

  Supplemental cash flow information:
                Income taxes paid                    $170               $425
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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 1, 2005 have been derived from our audited financial statements. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2005 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission. The results of operations for the thirteen week and thirty-nine week periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in the Company's accounting policies during the period ended October 1, 2005 from those in effect at January 1, 2005, except that the Company has re-classified freight costs from a selling expense to a component of cost of sales.

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
               (in thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Thirteen         Thirteen         Thirty-nine       Thirty-nine
                                                        Weeks            Weeks             Weeks             Weeks
                                                        Ended            Ended             Ended             Ended
                                                     Oct. 1, 2005    Sept. 25, 2004     Oct. 1, 2005     Sept. 25, 2004
                                                     ------------    --------------     ------------     --------------
Numerator
  Net income-basic................................        $43              $187              $406             $523
                                                          ===              ====              ====             ====
  Net income-diluted..............................        $43              $187              $406             $523
                                                          ===              ====              ====             ====
Denominator
  Denominator for basic earnings per share
     weighted average shares .....................      5,600             5,637             5,622            5,700
  Effect of dilutive securities
     stock options................................        579               567               583              581
                                                          ---               ---               ---              ---
  Denominator for diluted earnings per share......      6,179             6,204             6,205            6,281
                                                        -----             -----             -----            -----
  Earnings per share
    Basic.........................................      $0.01             $0.03             $0.07            $0.09
                                                        =====             =====             =====            =====
    Diluted.......................................      $0.01             $0.03             $0.07            $0.08
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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                        Thirteen weeks ended         Thirty-nine weeks ended
                                                        Oct. 1,      Sept. 25,        Oct. 1         Sept. 25,
                                                        -------      ---------        ------         ---------
                                                          2005         2004            2005            2004
                                                          ----         ----            ----            ----
Net income, as reported                                   $43          $187            $406            $523
Stock-based employee compensation expense
   under fair value method, net of related
   tax effects                                             --            --              30              --
                                                         ----          ----            ----            ----
Pro forma net income                                      $43          $187            $376            $523
                                                          ===          ====            ====            ====
Earnings per share:
         Basic, as reported                             $0.01         $0.03           $0.07           $0.09
                                                        =====         =====           =====           =====
         Basic, pro forma                               $0.01         $0.03           $0.07           $0.09
                                                        =====         =====           =====           =====
         Diluted, as reported                           $0.01         $0.03           $0.07           $0.08
                                                        =====         =====           =====           =====
         Diluted, pro forma                             $0.01         $0.03           $0.06           $0.08
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

Freight Out Expense. We record freight out expense as a cost of sales. During the thirteen and thirty-nine weeks ended October 1, 2005, our freight out expense was $266,000 and $805,000 as compared to $293,000 and $786,000 in the thirteen and thirty-nine weeks ended September 25, 2004.

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

Results of Operations

Thirteen Weeks Ended October 1, 2005
Compared with Thirteen Weeks Ended September 25, 2004
-----------------------------------------------------

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

Our gross profit in the current period decreased by $214,000, or 17.3%, to $1,020,000. The decline in gross profit was directly attributable to the decline in sales for the thirteen week period. Our gross profit percentage also decreased slightly to 24.8% for the period ending October 1, 2005 compared to 26.1% for the period ending September 25, 2004.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, increased freight expenses and increased cost of petroleum based products. Our freight out expense increased by $63,000, or 31% to $266,000 in the current period. The high cost of petroleum affects the cost of many inventory components we use, particularly plastic packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. Our co-packers have also experienced increases, and as a result, they have increased our co-packing fees, which directly increases costs of production.

During the fourth quarter of 2005 and the first quarter of 2006, we expect to institute a series of prices increases commensurate with the level of our cost increases to help maintain our profit margins.

Selling expenses increased by $46,000, or 18%, to $301,000 for the current fiscal quarter. This increase was due primarily to an increase in outside warehouse rental expense.

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

Thirty-Nine Weeks Ended October 1, 2005
Compared with Thirty-Nine Weeks Ended September 25, 2004
--------------------------------------------------------

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

Despite the decrease in sales, our gross profit in the current period increased by $69,000, or 21.9%, to $3,668,000. Our gross profit percentage also increased slightly to 27.3% for the period ending October 1, 2005 compared to 25.9% for the period ending September 25, 2004. In the 2005 period, we experienced growth in sales of frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In addition, we benefited from the price increases instituted throughout 2004, which are now in full effect.

Our cost of sales during the period continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and the cost of fuel. Our freight out expense for the period ending October 1, 2005 increased slightly to $805,000 from $786,000 in the comparable thirty-nine week period in 2004. In addition to increasing our shipping costs, the high cost of petroleum affects the cost of many inventory components we use, particularly plastic packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. Our co-packers have also experienced increases, and as a result, they have increased our co-packing fees, which directly increases costs of production.

During the fourth quarter of 2005 and the first quarter of 2006, we expect to instituting a series of prices increases commensurate with the level of our cost increases to help maintain our profit margins.

Selling expenses increased by 14.4% to $817,000 for the current thirty-nine week period compared with $714,000 for the comparable period in 2004. This increase was due primarily to increases in outside warehouse rental and commission expenses.

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

Share-Based Payment. On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-

Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion
25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.



Item 1.     Legal Proceedings

Our company was served with a complaint by a candy manufacturer in June 2003. The plaintiff alleged that we breached our obligations in connection with the sale of certain candy bars manufactured by the candy manufacturer that were to be distributed by us within the United States. The candy manufacturer was seeking damages in the amount of $308,798, plus interest. We counterclaimed, asserting among other things, that the candy manufacturer breached its obligations to us and caused us damages. The trial for this matter began on April 4, 2005 and during the trial both parties agreed to a settlement that did not have an immediate expense exposure for our company. The settlement called for our company to physically take possession of certain disputed inventory as of April 1, 2005. Although we will continue to sell the candy covered by our original agreement, there is no assurance that we will be able to sell all of the candy in our possession. Management does not believe that the inability to sell such candy will have a material adverse effect on our company since the value of such inventory has been written down substantially. The majority of the legal costs associated with this legal matter were provided for in the first quarter of 2005.

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

Date: January 20, 2006