Form 10KSB/A
period 2005-01-01
TOFUTTI BRANDS INC
filed 2006-03-21
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                 Amendment No. 2

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

     As of April 1, 2005, the Registrant had 5,636,867 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                                EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-KSB/A hereby amends Item 6.- Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7. - Financial Statements and Item 13. - Exhibits of Tofutti Brand Inc.'s Annual Report on Form 10-KSB for the fiscal year ended January 1, 2005, which was originally filed on April 8, 2005. This Amendment reflects the restatement of our financial statements to reclassify freight out expense as a cost of sales (see Note 1) and also provides additional information concerning our contingencies in Note 5. This Amendment is not intended to revise other information presented in our annual report on Form 10-KSB for the fiscal year ended January 1, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

         This Amendment does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment to the Annual Report on Form 10-KSB continues to speak as of April 8, 2005.

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

    o TOFUTTI KIDS(TM), a new frozen dessert treat aimed at the children's market, are bullet-shaped stick novelties made with creamy premium vanilla TOFUTTI with a taste of our dairy free BETTER THAN CREAM CHEESE added to give them a cheesecake flavor, surrounded with real fruit ice. A multi-pack product, they come in strawberry, orange, and lime flavors in each package.

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

PRODUCTION

         We believe that all of our products are made under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government
                                        9
agencies; and random testing by outside independent laboratories to ensure that our internal quality control procedures and guidelines are being properly followed.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                                 High                 Low
-------------                                ------               ------
March 29, 2003.....................          $2.65                $2.45
June 28, 2003......................           2.88                 2.35
September 27, 2003.................           3.32                 2.80
December 27, 2003..................           3.18                 2.75
March 27, 2004.....................           4.10                 2.91
June 26, 2004......................           4.27                 3.00
September 25, 2004.................           3.08                 2.84
January 1, 2005....................           3.54                 2.95

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

         Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i)the product has been shipped and we have no significant remaining obligations; (ii)persuasive evidence of an arrangement exists;
(iii)the price to the buyer is fixed or determinable; and (iv)collection is probable. We record as deductions against sales all trade discounts and allowances that occur in the ordinary course of business, when the sale occurs. To the extent we charge our customers for freight expense, it is included in revenue. The amount of freight expense charged to customers has not been material to date.

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

Results of Operations

Fifty-Three Weeks Ended January 1, 2005
Compared with Fifty-Two Weeks Ended December 27, 2003
-----------------------------------------------------

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

Restatement of Previously Issued Financial Statements

         We have historically included freight out expense as a component of selling expenses, but we have determined that such expense should be classified as a cost of sales in measuring our gross profit. During fiscal 2004, our freight out expense was $1,172,000 as compared to $1,042,000 in fiscal 2003. As a result of the restatement, our gross profit decreased to $5,356,000 in fiscal 2004 and $5,272,000 in fiscal 2003. The restatement did not impact our operating income in either period.

         The impact of the aforementioned restatement with respect to the financial statements for the years ended January 1, 2005 and December 27, 2003 is summarized below:

                        Year ended January 1, 2005                Year ended December 27, 2003
                        --------------------------                ----------------------------
                   Previously                     As         Previously                     As
                     Reported    Adjustment    Restated        Reported    Adjustment    Restated
                     --------    ----------    --------        --------    ----------    --------
                                                    (in thousands)
Cost of sales        $12,660        $1,172     $13,832         $12,700        $1,042     $13,742
                     =======        ======     =======         =======        ======     =======
Gross profit           6,528        (1,172)      5,356           6,314        (1,042)      5,272
                       =====        ======       =====           =====        ======       =====
Selling expense        2,325        (1,172)      1,153           2,192        (1,042)      1,150
                       =====        ======       =====           =====        ======       =====
Total operating
expenses               5,482        (1,172)      4,310           5,138        (1,042)      4,141
                       =====        ======       =====           =====        ======       =====


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


Off-Balance Sheet Arrangements

         None.

Item 7. Financial Statements.

                          Index to Financial Statements


Report of Independent Registered Public Accounting Firm.....................F-1

Report of Independent Registered Public Accounting Firm.....................F-2

Financial Statements:

Balance Sheets...............................................................F-3

Statements of Income.........................................................F-4

Statements of Changes in Stockholders' Equity................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

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

As discussed in Note 1, the financial statements as of December 27, 2003 and January 1, 2005 and for the years then ended have been restated for the reclassification of freight out cost from selling expense to cost of goods sold. We have audited the adjustments described in Note 1 to the financial statements that were applied to the restatement of the financial statements for the year ended December 27, 2003. In our opinion such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the December 27, 2003 financial statements other than with respect to such adjustments, and accordingly, we do not express any opinion or other form of assurance on the December 27, 2003 financial statements taken as a whole.


/s/ Amper, Politziner & Mattia, P.C.


Edison, New Jersey

March 30, 2005 except for the "restatement of previously issued financial statements" paragraph of Note 1, as to which the date is March 16, 2006

The report is a copy of the original report on the financial statements of Tofutti Brands Inc. that was issued before the restatement of gross profit and operating expenses, although corrected to make reference to the PCAOB, and it has not been reissued because Wiss & Company is no longer registered with the PCAOB and has ceased business with respect to public companies. (i.e. it no longer provides audit services to public companies for purposes of meeting their reporting obligations in the United States).



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

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (000's omitted except for per share data)

                                       Fifty-three weeks        Fifty-two weeks
                                             ended                   ended
                                        January 1, 2005        December 27, 2003
                                        ---------------        -----------------
                                          (restated)              (restated)
Net sales                                  $19,188                 $19,014
Cost of sales                               13,832*                 13,742*
                                            ------                  ------
          Gross profit                       5,356*                  5,272*
                                             -----                   -----

Operating expenses:
  Selling                                    1,153*                  1,150*
  Marketing                                    521                     601
  Product development costs                    477                     552
  General and administrative                 2,159                   1,838
                                             -----                   -----
                                             4,310*                  4,141*
                                             -----                   -----

Operating income                             1,046                   1,131

Interest income                                  5                      15
                                             -----                  ------
Income before income taxes                   1,051                   1,146

Income taxes                                   444                     760
                                               ---                     ---

Net income                                    $607                    $386
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

-----------
*    Restated (see Note 1).

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on January 1, 2005, a fifty-three week fiscal year, and December 27, 2003, a fifty-two week fiscal year.

Restatement of Previously Issued Financial Statements - The Company has historically included freight out expense as a component of selling expenses, but has determined that such expense should be classified as a cost of sales in measuring its gross profit. During fiscal 2004, freight out expense was $1,172 as compared to $1,042 in fiscal 2003. This restatement had no impact on operating profit or net income during either year.

The impact of the aforementioned restatement with respect to the financial statements for the years ended January 1, 2005 and December 27, 2003 is summarized below:

                        Year ended January 1, 2005                Year ended December 27, 2003
                        --------------------------                ----------------------------
                   Previously                     As         Previously                     As
                     Reported    Adjustment    Restated        Reported    Adjustment    Restated
                     --------    ----------    --------        --------    ----------    --------
Cost of sales        $12,660        $1,172     $13,832         $12,700        $1,042     $13,742
                     =======        ======     =======         =======        ======     =======
Gross profit           6,528        (1,172)      5,356           6,314        (1,042)      5,272
                       =====        ======       =====           =====        ======       =====
Selling expense        2,325        (1,172)      1,153           2,192        (1,042)      1,150
                       =====        ======       =====           =====        ======       =====
Total operating
expenses               5,482        (1,172)      4,310           5,138        (1,042)      4,141
                       =====        ======       =====           =====        ======       =====


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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (000's omitted except for share and per share data)

Deductions from sales for promotional programs, manufacturers' charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product. To the extent the Company charges its customers freight expense, it is included in revenues. The amount of freight expense charged to customers has not been material to date.

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



Item 8B. Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our directors and executive officers are:

Name                         Age          Position
David Mintz...............    73          Chairman of the Board of Directors,
                                          Chief Executive Officer
Steven Kass...............    53          Chief Financial Officer, Secretary and
                                          Treasurer
Joseph Fischer............    65          Director
Aaron Forem ..............    50          Director
Reuben Rapoport...........    75          Director
Franklyn Snitow...........    58          Director
Jeremy Wiesen.............    63          Director

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2006.

                                                     TOFUTTI BRANDS INC.
                                                          (Registrant)

                                                     /s/David Mintz
                                                     --------------
                                                     David Mintz
                                                     Chairman of the Board and
                                                     Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this amended Report has been signed below on March 21, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz
--------------
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer


--------------------
Aaron Forem
Director


/s/Reuben Rapoport
--------------------
Reuben Rapoport
Director


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