Form 10QSB/A
period 2005-04-02
TOFUTTI BRANDS INC
filed 2006-03-21
CIK 730349

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

                                 Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Item 1.- Financial Statements and Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I of Tofutti Brand Inc.'s Quarterly Report on Form 10-QSB for the quarter ended April 2, 2005, which was originally filed on May 17, 2005. This Amendment reflects the restatement of our financial statements to reclassify freight out expense from a selling expense to a component of cost of sales and also provide a new Note 2 of the financial statements. This Amendment is not intended to revise other information presented in our quarterly report on Form 10-QSB for the quarter ended April 2, 2005 as originally filed and all such other information in the original filing, which remains unchanged. Nor does this Amendment on Form 10-QSB/A reflect events occurring after the filing of the original Form 10-QSB or modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment to the Quarterly Report on Form 10-QSB continues to speak as of May 17, 2005.

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.  Financial Statements

         Condensed Balance Sheets - April 2, 2005
           (Unaudited) and January 1, 2005                                    4

         Condensed Statements of Income -
           (Unaudited) - Thirteen Week Periods ended April 2, 2005
           and March 27, 2004                                                 5

         Condensed Statements of Cash Flows -
           (Unaudited) - Thirteen Week Periods ended April 2, 2005
           and March 27, 2004                                                 6

         Notes to Condensed Financial Statements                              7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of  Operations                 11

Item 3.  Controls and Procedures                                             19

Part II - Other Information:

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Shareholders                     21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            22

         Signatures                                                          23

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

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                 Thirteen            Thirteen
                                                  weeks                weeks
                                                  ended                ended
                                              April 2, 2005       March 27, 2004
                                              --------------      --------------
                                                (restated)          (restated)

Net sales                                         $4,240              $3,992
Cost of sales                                      3,027*              3,066*
                                                  ------              ------
         Gross profit                              1,213*                926*
                                                  ------              ------

Operating expenses:
     Selling                                         245*                246*
     Marketing                                       235                 122
     Research and development                        119                  93
     General and administrative                      484                 366
                                                  ------              ------
                                                   1,083*                827*
                                                  ------              ------

Operating income                                     130                  99

Interest income                                        1                   1
                                                  ------              ------
Income before income taxes                           131                 100

Income taxes                                          55                  46
                                                  ------              ------

Net income                                        $   76              $   54
                                                  ======              ======

Weighted average common shares
   outstanding:
     Basic                                         5,637               5,758
                                                  ======              ======
     Diluted                                       6,223               6,344
                                                  ======              ======

Net income per share:
     Basic                                        $ 0.01              $ 0.01
                                                  ======              ======
     Diluted                                      $ 0.01              $ 0.01
                                                  ======              ======

--------
*    Restated (see Note 2).

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

Note 2:  Restatement of Previously Issued Financial Statements

         The Company has historically included freight out expense as a component of selling expenses, but has determined that such expense should be classified as a cost of sales in measuring its gross profit. During the thirteen weeks ended April 2, 2005, its freight out expense was $254 as compared to $228 in the thirteen weeks ended March 27, 2004. There was no impact on operating income or net income as a result of this restatement.

         The impact of the aforementioned restatement with respect to the financial statements for the thirteen weeks ended April 2, 2005 and March 27, 2004 is summarized below:


                                     Thirteen weeks ended                            Thirteen weeks ended
                                        April 2, 2005                                   March 27, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
Cost of sales               $2,773           $254            $3,027         $2,838             $228            $3,066
                            ======           ====            ======         ======             ====            ======
Gross profit                 1,467           (254)            1,213          1,154             (228)              926
                             =====           ====             =====          =====             ====               ===
Selling expense                499           (254)              245            474             (228)              246
                               ===           ====               ===            ===             ====               ===
Total operating
expenses                     1,337           (254)            1,083          1,055             (228)              827
                             =====           ====             =====          =====             ====               ===


Note 3:  Basis of Presentation

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

         The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2005 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on the date of this filing. The results of operations for the thirteen week period ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in our accounting policies during the period ended April 2, 2005 from those in effect at January 1, 2005. Note that the Company has restated freight costs from a selling expense to a component of cost of sales for all periods.

Note 4:  Inventories

         The composition of inventories is as follows:

                                                     April 2,        January 1,
                                                      2005             2005
                                                      ----             ----

                    Finished products                 $ 664            $550
                    Raw materials and packaging         360             242
                                                        ---            ----
                                                     $1,024            $792
                                                     ======            ====

Note 5:  Income Taxes

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

Note 6:  Market Risk

         We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100 per account.

Note 7: Earnings Per Share

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

Note 8: Stock-Based Compensation

         The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)


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

Revenue Recognition. Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers. Revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and we have has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for promotional programs, manufacturers' charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product. To the extent we charge our customers for freight expense, it is included in revenues. The amount of freight expense charged to customers has not been material to date.

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

Results of Operations

Thirteen Weeks Ended April 2, 2005
Compared with Thirteen Weeks Ended March 27, 2004
-------------------------------------------------

Net sales for the thirteen weeks ended April 2, 2005 were $4,240,000, an increase of $248,000, or 6%, from the sales level realized for the thirteen weeks ended March 27, 2004. As a result of the increase in sales, our gross profit in the current period increased by $287,000, or 31%, to $1,213,000.

Our gross profit percentage also increased to 29% for the period ending April 2, 2005 compared to 23% for the period ending March 27, 2004. Most of our sales increase this quarter was in frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In the 2004 period, we disposed of certain discontinued products at prices far below their normal prices, which negatively impacted our gross profit in 2004. In the first quarter of 2005, we benefited from the price increases instituted throughout 2004 which are now in full effect.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States, increased freight expenses and increased cost of petroleum based products. Our freight out expense increased by $26,000, or 11% to $254,000 in the current period. To offset these significant cost increases, in 2004 we began, without compromising quality and taste, replacing higher cost ingredients with functionally similar items at significant cost savings.

Selling expenses decreased slightly by $1,000 to $245,000 for the current fiscal quarter compared with $246,000 for the comparable period in 2004.

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

Restatement of Previously Issued Financial Statements

We have historically included freight out expense as a component of selling expenses, but we determined that such expense should be classified as a cost of sales in measuring our gross profit. During the thirteen weeks ended April 2, 2005, our freight out expense was $254,000 as compared to $228,000 in the thirteen weeks ended March 27, 2004. As a result of the restatement, our gross profit decreased to $1,213,000 in the thirteen weeks ended April 2, 2005 and decreased to $926,000 in the thirteen weeks ended March 27, 2004. The restatement did not impact our operating income in either period.

The impact of the aforementioned restatement with respect to the financial statements for the thirteen weeks ended April 2, 2005 and March 27, 2004 is summarized below:

                                     Thirteen weeks ended                            Thirteen weeks ended
                                        April 2, 2005                                   March 27, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
                                                                (in thousands)
Cost of sales               $2,773           $254            $3,027         $2,838             $228            $3,066
                            ======           ====            ======         ======             ====            ======
Gross profit                 1,467           (254)            1,213          1,154             (228)              926
                             =====           ====             =====          =====             ====               ===
Selling expense                499           (254)              245            474             (228)              246
                               ===           ====               ===            ===             ====               ===
Total operating
expenses                     1,337           (254)            1,083          1,055             (228)              827
                             =====           ====             =====          =====             ====               ===


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

Date: March 21, 2006