Form 10QSB/A
period 2005-07-02
TOFUTTI BRANDS INC
filed 2006-03-21
CIK 730349

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

                                 Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Item 1.- Financial Statements and Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I and Item 1. - Legal Proceedings of
Part II of Tofutti Brand Inc.'s Quarterly Report on Form 10-QSB for the quarter ended July 2, 2005, which was originally filed on May 17, 2005. This Amendment reflects the restatement of our financial statements to reclassify freight out expense from a selling expense to a component of cost of sales, provide a new
Note 2 in the financial statements and additional information in Item 1 - Legal Proceedings. This Amendment is not intended to revise other information presented in our quarterly report on Form 10-QSB for the quarter ended July 2, 2005 as originally filed and all such other information in the original filing, which remains unchanged. Nor does this Amendment on Form 10-QSB/A reflect events occurring after the filing of the original Form 10-QSB or modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment to the Quarterly Report on Form 10-QSB continues to speak as of August 16, 2005.

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.  Financial Statements

         Condensed Balance Sheets - July 2, 2005
           (Unaudited) and January 1, 2005                                    4

         Condensed Statements of Income -
            Thirteen and Twenty-Six Week Periods
           ended July 2, 2005 and June 26, 2004 (Unaudited)                   5

         Condensed Statements of Cash Flows -
           Thirteen and Twenty-Six Week Periods
           ended July 2, 2005 and June 26, 2004 (Unaudited)                   6

         Notes to Condensed Financial Statements                              7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  12

Item 3.  Controls and Procedures                                             19

Part II - Other Information:

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Shareholders                     21

Item 5.  Other Information                                                   22

Item 6.  Exhibits                                                            22

         Signatures                                                          24

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

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                       Thirteen             Thirteen            Twenty-six           Twenty-six
                                     weeks ended          weeks ended          weeks ended          weeks ended
                                    July 2, 2005         June 26, 2004        July 2, 2005         June 26, 2004
                                    ------------         -------------        ------------         -------------
                                     (Restated)           (Restated)           (Restated)           (Restated)
Net sales                             $5,091               $5,149               $9,331               $9,141
Cost of sales                          3,656*               3,709*               6,684*               6,776*
                                      ------               ------               ------               ------
         Gross profit                  1,435*               1,440*               2,647*               2,365*
                                      ------               ------               ------               ------

Operating expenses:
    Selling                              271*                 240*                 516*                 486*
    Marketing                            150                  142                  385                  264
    Research and development              90                  136                  209                  229
    General and administrative           430                  457                  914                  822
                                      ------               ------               ------               ------
                                         941*                 975*               2,024*               1,801*
                                      ------               ------               ------               ------

Operating income                         494                  465                  623                  564

Interest income                            1                    3                    3                    4
                                      ------               ------               ------               ------
Income before income taxes               495                  468                  626                  568

Income taxes                             208                  204                  263                  232
                                      ------               ------               ------               ------

Net income                            $  287               $  264               $  363               $  336
                                      ======               ======               ======               ======

Weighted average common shares
  outstanding:
         Basic                         5,635                5,702                5,636                5,727
                                      ======               ======               ======               ======
         Diluted                       6,219                6,296                6,219                6,313
                                      ======               ======               ======               ======

Net income per share:
         Basic                        $ 0.05               $ 0.05               $ 0.06               $ 0.06
                                      ======               ======               ======               ======
         Diluted                      $ 0.05               $ 0.04               $ 0.06               $ 0.05
                                      ======               ======               ======               ======


-----------
*    Restated (see Note 2).

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

Note 2: Restatement of Previously Issued Financial Statements

         The Company has historically included freight out expense as a component of selling expenses, but has determined that such expense should be classified as a cost of sales in measuring its gross profit. During the thirteen weeks ended July 2, 2005, its freight out expense was $285 as compared to $265 in the thirteen weeks ended June 26, 2004. During the twenty-six weeks ended July 2, 2005, its freight out expense was $539 as compared to $493 in the twenty-six weeks ended June 26, 2004. There was no impact on operating income or net income as a result of this restatement.

         The impact of the aforementioned restatement with respect to the financial statements for the thirteen and twenty-six weeks ended July 2, 2005 and June 26, 2004 is summarized below:


                                     Thirteen weeks ended                            Thirteen weeks ended
                                         July 2, 2005                                   June 26, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
Cost of sales               $3,371           $285            $3,656         $3,444             $265            $3,709
                            ======           ====            ======         ======             ====            ======
Gross profit                 1,720           (285)            1,435          1,705             (265)            1,440
                             =====           ====             =====          =====             ====             =====
Selling expense                556           (285)              271            505             (265)              240
                               ===           ====               ===            ===             ====               ===
Total operating
expenses                     1,226           (285)              941          1,240             (265)              975
                             =====           ====               ===          =====             ====               ===

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)


                                    Twenty-six weeks ended                         Twenty-six weeks ended
                                         July 2, 2005                                   June 26, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
Cost of sales               $6,145           $539            $6,684         $6,283           $493            $6,776
                            ======           ====            ======         ======           ====            ======
Gross profit                 3,186           (539)            2,647          2,858           (493)            2,365
                             =====           ====            ======          =====           ====             =====
Selling expense              1,055           (539)              516            979           (493)              486
                             =====           ====               ===            ===           ====               ===
Total operating
expenses                     2,563           (539)            2,024          2,294           (493)            1,801
                             =====           ====             =====          =====           ====             =====

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

Note 4:  Inventories

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

         Pro forma information regarding net income and earnings per share is required by FAS123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those Statements. No options were granted during the thirteen and twenty-six weeks ended June 26, 2004 and July 2, 2005, other than in January 2005, options to purchase 10,000 shares were granted to a director (who subsequently resigned as of June 9, 2005).

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

Results of Operations

Thirteen Weeks Ended July 2, 2005
Compared with Thirteen Weeks Ended June 26, 2004
------------------------------------------------

Net sales for the thirteen weeks ended July 2, 2005 were $5,091,000, a decrease of $58,000, or 1%, from the sales level realized for the thirteen weeks ended June 26, 2004. Our gross profit in the current period decreased slightly by $5,000 to $1,435,000. Our gross profit percentage for both the period ending July 2, 2005 and the period ending June 26, 2004 was 28%.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, increased freight expenses and increased cost of petroleum based products. Our freight out expense increased by $20,000, or 8%, to $285,000 in the current period. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings.

Selling expenses increased by 13% to $271,000 for the current fiscal quarter compared with $240,000 for the comparable period in 2004. This increase was due primarily to increases in warehouse rental and commission expenses.

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

Twenty-Six Weeks Ended July 2, 2005
Compared with Twenty-Six Weeks Ended June 26, 2004
--------------------------------------------------

Net sales for the twenty-six weeks ended July 2, 2005 were $9,331,000, an increase of $190,000, or 2%, from the sales level realized for the twenty-six weeks ended June 26, 2004. Partially as a result of the increase in sales, our gross profit in the current period increased by $282,000, or 12%, to $2,647,000. Our gross profit percentage also increased to 28% for the period ending July 2, 2005 compared to 26% for the period ending June 26, 2004. Most of our sales increase this period was in frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In the 2004 period, we disposed of certain discontinued products at prices below their normal prices, which negatively impacted our gross profit in 2004. In the 2005 twenty-six week period, we benefited from the price increases instituted throughout 2004, which are now in full effect.

Our cost of sales during the twenty-six week period continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and the cost of fuel. Our freight out expense for the period ending July 2, 2005 increased to $539,000 from $493,000 in the comparable twenty-six week period in 2004. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings.

Selling expenses increased by 6% to $516,000 for the current twenty-six week period compared with $486,000 for the comparable period in 2004. This increase was due primarily to increases outside warehouse rental and commission expenses due to the increase in sales for the current twenty-six week period.

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

Restatement of Previously Issued Financial Statements

We have historically included freight out expense as a component of selling expenses, but we determined that such expense should be classified as a cost of sales in measuring our gross profit. During the thirteen weeks ended July 2, 2005, our freight out expense was $285,000 as compared to $265,000 in the thirteen weeks ended June 26, 2004. During the twenty-six weeks ended July 2, 2005, our freight out expense was $539,000 as compared to $493,000 in the twenty-six weeks ended June 26, 2004. As a result of the restatement, our gross profit decreased to $1,435,000 and $2,647,000 in the thirteen and twenty-six weeks ended July 2, 2005 and decreased to $1,440,000 and $2,365,000 in the thirteen and twenty-six weeks ended June 26, 2004. The restatement did not impact our operating income in any period.

The impact of the aforementioned restatement with respect to the financial statements for the thirteen and twenty-six weeks ended July 2, 2005 and June 26, 2004 is summarized below:

                                     Thirteen weeks ended                            Thirteen weeks ended
                                         July 2, 2005                                   June 26, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
                                                                (in thousands)
Cost of sales               $3,371           $285            $3,656         $3,444             $265            $3,709
                            ======           ====            ======         ======             ====            ======
Gross profit                 1,720           (285)            1,435          1,705             (265)            1,440
                             =====           ====             =====          =====             ====             =====
Selling expense                556           (285)              271            505             (265)              240
                               ===           ====               ===            ===             ====               ===
Total operating
expenses                     1,226           (285)              941          1,240             (265)              975
                             =====           ====               ===          =====             ====               ===


                                    Twenty-six weeks ended                         Twenty-six weeks ended
                                         July 2, 2005                                   June 26, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
                                                                (in thousands)
Cost of sales               $6,145           $539            $6,684         $6,283           $493            $6,776
                            ======           ====            ======         ======           ====            ======
Gross profit                 3,186           (539)            2,647          2,858           (493)            2,365
                             =====           ====            ======          =====           ====             =====
Selling expense              1,055           (539)              516            979           (493)              486
                             =====           ====               ===            ===           ====               ===
Total operating
expenses                     2,563           (539)            2,024          2,294           (493)            1,801
                             =====           ====             =====          =====           ====             =====


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