Form 10QSB/A
period 2005-10-01
TOFUTTI BRANDS INC
filed 2006-03-21
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                                 Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A hereby amends Item 1.- Financial Statements and Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I and Item 1. - Legal Proceedings of
Part II of Tofutti Brand Inc.'s Quarterly Report on Form 10-QSB for the quarter ended October 1, 2005, which was originally filed on November 21, 2005. This Amendment reflects the restatement of our financial statements to reclassify freight out expense from a selling expense to a component of cost of sales and also provide a new Note 2 in the financial statements. This Amendment is not intended to revise other information presented in our quarterly report on Form 10-QSB for the quarter ended October 1, 2005 as originally filed and all such other information in the original filing, which remains unchanged. Nor does this Amendment on Form 10-QSB/A reflect events occurring after the filing of the original Form 10-QSB or modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment to the Quarterly Report on Form 10-QSB continues to speak as of November 21, 2005.

For the convenience of the reader, the document has been refiled in its entirety.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.  Financial Statements

         Condensed Balance Sheets - October 1, 2005
           (Unaudited) and January 1, 2005                                    4

         Condensed Statements of Income -
            Thirteen and Thirty-nine Week Periods
           ended October 1, 2005 and September 25, 2004 (Unaudited)           5

         Condensed Statements of Cash Flows -
           Thirteen and Thirty-nine Week Periods
           ended October 1, 2005 and September 25, 2004 (Unaudited)           6

         Notes to Condensed Financial Statements                              7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  12

Item 3.  Controls and Procedures                                             20

Part II - Other Information:

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Shareholders                     21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            22

         Signatures                                                          23

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

                               TOFUTTI BRANDS INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                       Thirteen            Thirteen            Thirty-nine          Thirty-nine
                                      weeks ended         weeks ended          weeks ended          weeks ended
                                     Oct. 1, 2005       Sept. 25, 2004        Oct. 1, 2005         Sept. 25, 2004
                                     ------------       --------------        ------------         --------------
                                      (Restated)          (Restated)           (Restated)            (Restated)
Net sales                              $ 4,115             $ 4,730              $13,446               $13,871
Cost of sales                            3,095*              3,496*               9,778*               10,272*
                                       -------             -------              -------               -------
         Gross profit                    1,020*              1,234*               3,668*                3,599*
                                       -------             -------              -------               -------

Operating expenses:
    Selling                                301*                255*                 817*                  741*
    Marketing                              117                  90                  502                   354
    Research and development               105                 142                  314                   371
    General and administrative             426                 400                1,340                 1,222
                                       -------             -------              -------               -------
                                           949*                887*               2,973*                2,688*
                                       -------             -------              -------               -------

Operating income                            71                 347                  695                   911

Interest income                              3                  --                    6                     4
                                       -------             -------              -------               -------
Income before income taxes                  74                 347                  701                   915

Income taxes                                31                 160                  295                   392
                                       -------             -------              -------               -------

Net income                             $    43             $   187              $   406               $   523
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

Note 2: Restatement of Previously Issued Financial Statements

         The Company has historically included freight out expense as a component of selling expenses, but has determined that such expense should be classified as a cost of sales in measuring its gross profit. During the thirteen weeks ended October 1, 2005, its freight out expense was $266 as compared to $293 in the thirteen weeks ended September 25, 2004. During the thirty-nine weeks ended October 1, 2005, its freight out expense was $805 as compared to $786 in the thirty-nine weeks ended September 25, 2004. There was no impact on operating income or net income as a result of this restatement.

         The impact of the aforementioned restatement with respect to the financial statements for the thirteen and thirty-nine weeks ended October 1, 2005 and September 25, 2004 is summarized below:

                                     Thirteen weeks ended                            Thirteen weeks ended
                                       October 1, 2005                                September 25, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
Cost of sales               $2,829           $266            $3,095         $3,203             $293            $3,496
                            ======           ====            ======         ======             ====            ======
Gross profit                 1,286           (266)            1,020          1,527             (293)            1,234
                             =====           ====             =====          =====             ====             =====
Selling expense                567           (266)              301            548             (293)              255
                               ===           ====             =====            ===             ====              ====
Total operating
expenses                     1,215           (266)              949          1,180             (293)              887
                             =====           ====             =====          =====             ====              ====

                                   Thirty-nine weeks ended                         Thirty-nine weeks ended
                                       October 1, 2005                               September 25, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
Cost of sales               $8,973           $805            $9,778         $9,486           $786           $10,272
                            ======           ====            ======         ======           ====           =======
Gross profit                 4,473           (805)            3,668          4,385           (786)            3,599
                             =====           ====            ======          =====           ====             =====
Selling expense              1,622           (805)              817          1,527           (786)              741
                             =====           ====              ====          =====           ====               ===
Total operating
expenses                     3,778           (805)            2,973          3,474           (786)            2,688
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

Our gross profit in the current period decreased by $214,000, or 17%, to $1,020,000. The decline in gross profit was directly attributable to the decline in sales for the thirteen week period. Our gross profit percentage also decreased slightly to 24.8% for the period ending October 1, 2005 compared to 26% for the period ending September 25, 2004.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the relatively stagnant economic situation in the United States, and increased cost of petroleum based products. While our freight out expense decreased by $27,000, or 9%, to $266,000 in the current period, such expense remained at a level higher than our historical cost. The high cost of petroleum affects the cost of many inventory components we use, particularly plastic packaging. To offset these significant cost increases, during 2005 we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. Our co-packers have also experienced increases, and as a result, they have increased our co-packing fees, which directly increases costs of production.

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

Despite the decrease in sales, our gross profit in the current period increased slightly by $69,000, or 2%, to $3,668,000. Our gross profit percentage also increased slightly to 27% for the period ending October 1, 2005 compared to 26% for the period ending September 25, 2004. In the 2005 period, we experienced growth in sales of frozen dessert products, which have a higher gross margin than our refrigerated and other food products. In addition, we benefited from the price increases instituted throughout 2004, which are now in full effect.

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

Selling expenses increased by 10% to $817,000 for the current thirty-nine week period compared with $741,000 for the comparable period in 2004. This increase was due primarily to increases in outside warehouse rental and commission expenses.

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

Restatement of Previously Issued Financial Statements

We have historically included freight out expense as a component of selling expenses, but we determined that such expense should be classified as a cost of sales in measuring our gross profit. During the thirteen weeks ended October 1, 2005, our freight out expense was $266,000 as compared to $293,000 in the thirteen weeks ended September 25, 2004. During the thirty-nine weeks ended October 1, 2005, our freight out expense was $805,000 as compared to $786,000 in the thirty-nine weeks ended September 25, 2004. As a result of the restatement, our gross profit decreased to $1,020,000 and $3,668,000 in the thirteen and thirty-nine weeks ended October 1, 2005 and decreased to $3,688,000 and $3,599,000 in the thirteen and thirty-nine weeks ended September 25, 2004. The restatement did not impact our operating income in either period.

The impact of the aforementioned restatement with respect to the financial statements for the thirteen and thirty-nine weeks ended October 1, 2005 and September 25, 2004 is summarized below:

                                     Thirteen weeks ended                            Thirteen weeks ended
                                       October 1, 2005                                September 25, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
                                                                 (in thousands)
Cost of sales               $2,829           $266            $3,095         $3,203             $293            $3,496
                            ======           ====            ======         ======             ====            ======
Gross profit                 1,286           (266)            1,020          1,527             (293)            1,234
                             =====           ====             =====          =====             ====             =====
Selling expense                567           (266)              301            548             (293)              255
                               ===           ====             =====            ===             ====              ====
Total operating
expenses                     1,215           (266)              949          1,180             (293)              887
                             =====           ====             =====          =====             ====              ====

                                   Thirty-nine weeks ended                         Thirty-nine weeks ended
                                       October 1, 2005                               September 25, 2004
                        ----------------------------------------------- -----------------------------------------------
                         (Previously                          (As         (Previously                          (As
                          Reported)      (Adjustment)       restated)      Reported)      (Adjustment)       restated)
                        -------------- ----------------- -------------- ---------------- ----------------- ------------
                                                                 (in thousands)

Cost of sales               $8,973           $805            $9,778         $9,486           $786           $10,272
                            ======           ====            ======         ======           ====           =======
Gross profit                 4,473           (805)            3,668          4,385           (786)            3,599
                             =====           ====            ======          =====           ====             =====
Selling expense              1,622           (805)              817          1,527           (786)              741
                             =====           ====              ====          =====           ====               ===
Total operating
expenses                     3,778           (805)            2,973          3,474           (786)            2,688
                             =====           ====             =====          =====           ====             =====


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