Form 10KSB
period 2005-12-31
TOFUTTI BRANDS INC
filed 2006-03-31
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.                                     [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                           Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $18,613,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 24, 2006 was $8,023,281.

As of March 24, 2006, the Registrant had 5,413,867 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format        Yes [ ]          No [X]

                                TABLE OF CONTENTS

PART I.........................................................................3
   Item 1.     Description of Business.........................................3
   Item 2.     Description of Property........................................15
   Item 3.     Legal Proceedings..............................................15
   Item 4.     Submission of Matters to a Vote of Security Holders............15
PART II.......................................................................15
   Item 5.     Market for Common Equity and Related Stockholder Matters.......15
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................16
   Item 7.     Financial Statements...........................................22
   Item 8.     Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................23
   Item 8A.    Controls and Procedures........................................23
   Item 8B.    Other Information..............................................24
PART III......................................................................24
   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............24
   Item 10.    Executive Compensation.........................................26
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.28
   Item 12.    Certain Relationships and Related Transactions.................29
   Item 13.    Exhibits.......................................................29
   Item 14.    Principal Accountant Fees and Services.........................30
SIGNATURES....................................................................32

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

         Due to the closure of our main frozen dessert manufacturing facility by its owner in July 2005, we concentrated most of our efforts during 2005 in securing new production facilities that offered us the same quality, cost and ability to manufacture the same variety of products that we had at our previous principal production facility. As part of that process, we eliminated a number of frozen dessert products that did not fit into our long term plans, both in terms of market acceptance and profitability. Although the elimination of these products adversely affected our sales in 2005, we believe that the elimination of these products, when coupled with our new product introductions in 2006, will greatly enhance the visibility of our remaining products and should result in increased inventory turnover and translate into additional shelf space and ultimately greater sales.

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

STRATEGY

         Our objective is to be a leading provider of nondairy, soy-based food products, primarily frozen desserts and soy-cheese products, to supermarkets and health food stores in the United States and abroad. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or dairy to these markets. We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of nondairy, soy-based parve kosher products will continue to provide us with a competitive advantage.

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

    o TOFUTTI CUTIES(R), our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Peanut Butter, Mint Chocolate

         Chip, Wild Berry, or Coffee filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, our TOTALLY VANILLA TOFUTTI Cutie is vanilla TOFUTTI between two vanilla wafers. Using the same vanilla wafers, we have also introduced the WAVE CUTIETM in three different flavors - blueberry, strawberry or chocolate sauce blended with creamy vanilla TOFUTTI.

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

Nondairy Cheese Products

    o BETTER THAN CREAM CHEESE(R) is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Smoked Salmon, Garlic & Herb, and Garden Veggie. The plain version is also available in 30 lb. bulk boxes. The product is sold in many health food stores and select supermarkets around the country.

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

    o For consumers concerned with their fat and calorie intake, TOFUTTI also offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME with no partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar and are available in most health food stores.

    o TOFUTTI SOY-CHEESE SLICES(TM) offer consumers a delicious nondairy, vegan alternative to regular cheese slices. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types:
         Mozzarella and American.

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

MARKETING AND DISTRIBUTION

         TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Generally, most of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic accounts and all international accounts are handled directly by us. Our products are also sold in approximately twenty-five other countries.

         We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Denver, Detroit, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, San Francisco, Seattle, Tampa and Washington, D.C.

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

         In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country. We distribute our products through thirty-nine (39) distributors in the national health food market.

         Our sales to health food distributors in 2005 were $10,691,000, or 57% of total sales, as compared to $10,132,000, or 53% of sales, in 2004. In 2005, sales to Trader Joe's, a West Coast based health food supermarket chain, were $3,652,000, or 20% of sales, as compared to $4,042,000, or 21% of sales, in 2004. Overall, West Coast sales were $6,239,000, or 34% of our sales, in 2005, as compared to $5,484,000, or 29% of sales, in 2004. Sales in Florida, one of our major geographical markets, were adversely impacted by the severe 2005 hurricane season. Because of the difficult conditions, our sales in Florida decreased to $1,448,000, or 8% of sales, in 2005 from $1,843,000, or 10% of sales, in 2004. Total sales in the Midwest decreased to $1,641,000, or 8% of sales, in 2005 from $1,838,000, or 10% of sales, in 2004, while sales in New England, another important market for us, decreased to $2,436,000, or 13% of sales, from sales of $2,490,000, or 13% of sales, in 2004. We continue to have a presence in the kosher market, with sales of $1,211,000, or 7% of sales, in 2005, from sales of $1,129,000, or 6% of sales, in 2004.

         During 2005, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Canada, England, Israel, Mexico, and Panama. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors decreased to $1,653,000, or 9% of sales, in 2005, as compared to $1,909,000, or 10% of sales, in 2004. Our international sales were adversely impacted by unfavorable economic and political conditions in some of the countries where we sell our products. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

         All of our current products are developed internally in our own laboratory. During the last two years, David Mintz, our Chief Executive Officer, has devoted a substantial amount of time and effort to the development of new products and the reformulation of our current products. In fiscal 2005 and 2004, our research and development expenses were $416,000 and $477,000, respectively. These amounts do not include any portion of Mr. Mintz's salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses. All product development costs are expensed as incurred.

PRODUCTION

         We believe that all of our products are made under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; supervision of all our production by our kosher supervisory service; and random testing by outside independent laboratories to ensure that our internal quality control procedures and guidelines are being properly followed.

         All of our products are manufactured by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. We currently utilize seven co-packers, including one in the United Kingdom, a decrease from eight co-packers in the previous year. This decrease is the result of the consolidation and discontinuation of some of our products. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. With some co-packers, ownership of the products stays with the co-packer until the product is sold. With other co-packers, we are responsible for the purchase of ingredients and packaging used in the manufacture of our products. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer.

         In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, Pennsylvania facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility ceased operations on July 21, 2005. As part of our arrangement with Kemps and H. P. Hood, we initially agreed to move our production to the H. P. Hood facility in Suffield, Connecticut. After some preliminary trial production, we determined that the Suffield facility did not satisfy all of our manufacturing requirements. Based on this conclusion, we relocated the production of most of our frozen dessert products to the Ellsworth Ice Cream Company facilities in New York and Vermont. We have also begun production of some of our frozen dessert products at Kemps Foods' facility in Minnesota as well. To date, we have not encountered any material problems in the transfer of production to these new sites, which transfer was completed in February 2006. We took steps to build inventory at our former facility prior to its close to maintain our levels of sales service during this transition period, and accordingly, our inventory levels were significantly higher than normal at December 31, 2005.

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

         Food manufacturing facilities are subject to inspections by various safety, health and environmental regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. Our Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and the New Jersey Environmental Health Services. We believe that we and our distributors and co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

         The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of "Trans Fatty Acids" in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule became effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. We have prepared all the necessary packaging changes and anticipate that all new packaging to be used in the production of our products in 2006 will have the required changes.

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

EMPLOYEES

         On both December 31, 2005 and January 1, 2005, we employed nine persons on a full-time basis. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

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

         Dependence on Key Suppliers. During the years ended December 31, 2005 and January 1, 2005, we purchased approximately 47% and 64% of our finished goods, respectively, from Kemps Foods, our frozen dessert co-packer, and we purchased 14% and 15% of our finished goods, respectively, from Franklin Foods, our Better Than Cream Cheese and Sour Supreme co-packer. The reduction in the percentage of finished goods purchased from Kemps Foods was a result of our moving a large part of our production requirements to Ellsworth Ice Cream Company during the year. During 2005, we purchased approximately 5% of our finished goods from Ellsworth. We expect the percentage of finished goods purchased from Ellsworth to increase and from Kemps to decrease during 2006. As a result of these changes, we increased our responsibilities for purchasing certain raw materials during 2005 on the behalf of our suppliers, and as a result of the transition, we increased our stocking of certain finished goods. We expect these inventories to return to more normal levels during 2006. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

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

         Dependence on Key Customers. During the years ended December 31, 2005 and January 1, 2005, Trader Joe's, a West Coast based health food supermarket chain, accounted for 20% and 21% of our net sales, respectively. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 38% and 39% of our net sales for the years ended December 31, 2005 and January 1, 2005. The loss of a substantial portion of our sales to Trader Joe's would have a material adverse affect on our company.

         Product Liability Suits, if Brought, Could Have a Material Adverse Effect on Our Business. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food products, we are subject to the risk of claims for product liability. We maintain general product liability and umbrella insurance coverages and generally require that our co-packers maintain product liability insurance with us as a co-insured. Similarly, most of our customers require us to name them as additional insureds as well, and in some cases we are required to sign hold harmless agreements.

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

         Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 49% of the outstanding shares, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

         We are Subject to Risks Associated with International Operations. In 2005 approximately 9% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

         The Implementation of SFAS No. 123R, which will Require Us to Record Compensation Expense in Connection with Equity Share Based Compensation as of the First Quarter of 2006, may Reduce Our Profitability. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while SFAS No. 123(R) requires, as of the third quarter of 2005, all share-based payments to employees to be recognized based on their fair values. SFAS No. 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The adoption of SFAS No. 123R may have a significant effect on our results of operations in the future, depending on whether we issue stock options in the future. In addition, such adoption could also limit our ability to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Item 2. Description of Property.

         Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. In 2003 we completed renovations to our product development laboratory and offices in the facility. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $74,000 in 2005. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3. Legal Proceedings.

         We are not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the final quarter of the 2005 fiscal year.


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended                               High                 Low
-------------                             --------              -----
March 27, 2004.....................        $4.10                $2.91
June 26, 2004......................         4.27                 3.00
September 25, 2004.................         3.08                 2.84
January 1, 2005....................         3.54                 2.95
April 2, 2005......................         3.45                 3.05
July 2, 2005.......................         3.33                 3.10
October 1, 2005....................         3.35                 3.00
December 31, 2005..................         3.16                 2.90

         As of March 24, 2006, there were approximately 660 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 1,700 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

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

         Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. We record as deductions against sales all trade discounts and allowances that occur in the ordinary course of business, when the sale occurs. To the extent we charge our customers for freight expense, it is included in revenues. The amount of freight expense charged to customers has not been material to date.

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

Results of Operations

Fifty-Two Weeks Ended December 31, 2005
Compared with Fifty-Three Weeks Ended January 1, 2005
-----------------------------------------------------

         Net sales for the fifty-two weeks ended December 31, 2005 (fiscal 2005) were $18,613,000, a decrease of $575,000, or 3%, from net sales for the fifty-three weeks ended January 1, 2005 (fiscal 2004), which were $19,188,000. We expect to reverse the decline in sales in our frozen dessert and food product lines and in most customer categories in 2006.

         The decline in our sales during fiscal 2005 was caused by several factors. Sales to several of our major customers were significantly lower than in the corresponding period in fiscal 2004. Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. During the third quarter and some of the fourth quarter of fiscal 2005, our sales were negatively impacted due to the loss of business in Florida and the southeastern United States as a result of problems caused by the severe weather those areas experienced and attendant infrastructure and transportation problems. In addition to the weather issues, we experienced some instances where we were temporarily out of stock of certain items when transferring our frozen dessert production to new facilities, which also negatively affected our sales.

         Our gross profit in fiscal 2005 decreased by $376,000, or 7%, due primarily to the decline in sales, an increase in freight costs and the provision of approximately $200,000 in obsolete inventory, while our gross profit percentage decreased slightly to 27% in fiscal 2005 as compared to 28% in fiscal 2004. Our gross profit percentage was adversely affected by increasing freight expenses, start-up manufacturing costs associated with our new products and new manufacturing facilities and the increased cost of allowances associated with the introduction of new products. During fiscal 2005, our freight out expense was $1,263,000 as compared to $1,172,000 in fiscal 2004. We do not anticipate a significant reduction in the cost of shipping expense as world oil prices are near record highs and show no signs of abating in the foreseeable future. Additionally, the entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the general economic situation here in the United States and the cost of petroleum, from which a number of our packaging items are produced. In order to improve our gross profit percentage, we have initiated a series of price increases that will be completed by the end of the second quarter of 2006. Although we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2006, our gross profit percentage will not improve materially due to manufacturing start-up costs at our new frozen dessert facility and promotional allowances associated with the planned introduction of new products. We also expect ingredient costs for certain key items and packaging costs to continue at their current high levels.

         Selling expenses increased by $120,000 to $1,273,000 for fiscal 2005 from $1,153,000 in fiscal 2004. This increase was caused primarily by a $40,000 increase in commissions and a $76,000 increase in outside warehouse rental, which was partially offset by a decrease in entertainment expense of $17,000. Even though our sales declined, our commission expense did not, because the decline in sales occurred predominantly in our major accounts, for which we do not pay commissions. The increase in outside warehouse rental expense was a result of the build up of finished goods inventory during the transition to our new principal frozen dessert manufacturing facilities to ensure adequate supplies of products during the transition period. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2006 should remain relatively consistent with our expenses in 2005.

         Marketing expenses increased by $106,000 in fiscal 2005 to $627,000 as compared to $521,000 in fiscal 2004. This increase is primarily attributable to a $43,000 increase in expenses for artwork and plates, a $60,000 increase in magazine and newspaper advertising expense and a $34,000 increase in point of sale material expense. The increase in artwork and plates expense was due to new packaging design and the revision of existing packaging design to become compliant with new FDA mandated guidelines in 2006. Magazine and newspaper advertising expense increased as a result of our efforts to market our products in new demographic areas. These increases were partially offset by decreases in promotion expense of $28,000 and public relations expense of $7,000. We expect marketing expenses to remain consistent with fiscal 2005 expenses or increase modestly in fiscal 2006.

         Product development expenses decreased to $416,000 in fiscal 2005 as compared to $477,000 in fiscal 2004. The decrease was due mainly to a decrease in payroll costs of approximately $71,000, partially offset by an increase of lab costs and supplies of $15,000. Our management expects that product development costs will remain consistent with fiscal 2005 cost in fiscal 2006.

         General and administrative expenses were $2,057,000 for fiscal 2005 as compared with $2,159,000 for fiscal 2004, a decrease of $102,000 or 5%. The decrease was due primarily to a decrease of $215,000 in legal fees, which was partially offset by an increase in payroll expense of $115,000. We anticipate that increases in professional fees and outside services, which include legal and accounting fees, will continue in fiscal 2006 primarily associated with the costs required for us to become compliant with the internal controls provisions of The Sarbanes-Oxley Act.

         Overall, total operating expenses in fiscal 2005 increased to $4,373,000, an increase of $63,000, or 1%, from total operating expenses in fiscal 2004.

         Operating income decreased by $439,000 to $607,000 in fiscal 2005 as compared with $1,046,000 in fiscal 2004 as a result of increases in costs of goods sold due primarily to the expected costs of the relocation of our frozen dessert manufacturing facilities, increases in freight expense and the decline in sales.

         Interest income was $9,000 for the fifty-two week period ended December 31, 2005 as compared with interest income of $5,000 for the fifty-three week period ended January 1, 2005. The increase in interest income was primarily attributable to the higher interest rates available for investment of our funds. We anticipate that despite a consistent level of interest rates our interest income will not improve because we will have less cash available for investment.

         Income taxes for the current fiscal period were $264,000, or 43% of taxable income, compared to $444,000, or 42% of taxable income, in fiscal 2004. We believe that our effective tax rate will continue to approximate our historical tax rate of 40-43% during fiscal 2006.

Compliance with Section 404 of Sarbanes-Oxley Act

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for our 2007 fiscal year, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

         Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will proceed with our performance of system and process documentation and the evaluation needed to comply with Section 404, which is both costly and challenging.

Liquidity and Capital Resources

         At December 31, 2005, our working capital was $3,673,000, an increase of $56,000 from January 1, 2005. Our current and quick acid test ratios, both measures of liquidity, were 2.3 and 1.3, respectively, at December 31, 2005 compared to 3.0 and 2.1 at January 1, 2005. At December 31, 2005, accounts receivable increased by $1,029,000 to $2,643,000 from January 1, 2005, reflecting a significant increase in sales in December 2005 and amounts billed to our co-packers (at cost) for raw material products purchase on their behalf of approximately $340,000.

The average number of days needed to collect our receivables in fiscal 2005 was 42 days as compared to 30 days in fiscal 2004. At December 31, 2005, inventories increased to $2,045,000 compared to $792,000 in 2004. The increase in our inventory, which has since declined, reflects the build up of products to have available during the transition to our new production facilities, which was completed in February 2006. Accounts payable increased by $1,172,000 to $1,442,000 at December 31, 2005 from January 1, 2005, reflecting additional purchases of ingredients and packaging to build up our inventory of products during the transition to our new production facilities. Accrued expense increased slightly by $58,000 to $479,000 at December 31, 2005 from January 1, 2005. Our negative cash flow from operations was $642,000 in fiscal 2005 as compared to a positive cash flow of $674,000 in fiscal 2004. We used cash flows of $301,000 and $1,033,000 in financing activities during fiscal years 2005 and 2004, respectively.

         Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,500,000 shares of our common stock at prevailing market prices. From September 2000 through January 1, 2005, we purchased a total of 1,118,700 shares at a total cost of $3,419,000 or $3.05 per share.

         From January 2, 2005 through December 31, 2005, we purchased an additional 94,600 shares at a cost of $301,000, bringing the cumulative total through December 31, 2005 to 1,213,300 shares for a total cost of $3,785,000 or $3.12 per share. During the period January 1, 2006 through January 20, 2006, we purchased an additional 128,800 shares at a cost of $386,000 bring cumulative totals to 1,342,100 shares for a total cost of $4,171,000 or $3.11 per share. There have been no additional stock purchases since January 20, 2006 through the filing date of this report.

         On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his stock options, which represented all of the options held by him at such time, in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options.

         Because we are now purchasing more of the ingredients and packaging used in the production of our frozen dessert products and maintaining larger finished goods inventories to improve customer service, we are in the process of establishing a $1,000,000 line of credit with Wachovia Bank. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. As of the date of this report, the final documents have not been signed, but we anticipate doing so in the near future. Although management believes that we will be able to fund our operations during 2006 from current resources, there is no guarantee that we will be able to do so.

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

Notes to Financial Statements................................................F-6

                 LETTERHEAD OF AMPER, POLITZINER & MATTIA, P.C.

                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 31, 2005 and January 1, 2005, and the related statements of income, changes in stockholders' equity and cash flows for the fifty-two weeks ended December 31, 2005 and the fifty-three weeks ended January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the fifty-two weeks ended December 31, 2005 and the fifty-three weeks ended January 1, 2005, in conformity with United States generally accepted accounting principles.


                                            /s/ Amper, Politziner & Mattia, P.C.
                                            AMPER, POLITZINER & MATTIA, P.C.


Edison, New Jersey
March 22, 2006

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (In thousands, except for share and per share data)

                                                            December 31,     January 1,
                                                                2005            2005
                                                            ------------     ----------
Assets
Current assets:

     Cash and equivalents                                     $1,256         $2,199
     Accounts receivable, net of allowance for doubtful
        accounts of $291 and $219, respectively                2,643          1,614
     Inventories                                               2,045            792
     Prepaid expenses                                             51             14
     Deferred income taxes                                       577            593
                                                              ------         ------
                Total current assets                           6,572          5,212
                                                               -----          -----

Fixed assets (net of accumulated amortization of
        $14 and $10)                                              34             38
Other assets                                                      16             16
                                                              ------         ------
                                                              $6,622         $5,266
                                                              ======         ======

Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable                                         $1,442         $  270
     Accrued expenses                                            479            421
     Accrued officers' compensation                              500            500
     Income taxes payable                                        478            403
                                                              ------         ------
                  Total current liabilities                    2,899          1,594
                                                              ------         ------

Commitment and Contingencies
Stockholders' equity:

     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                   --             --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,542,267 shares at December 31,
         2005 and 5,636,867 shares at  January 1, 2005            55             56
     Additional paid-in capital                                   --            162
     Retained earnings                                         3,668          3,454
                                                              ------         ------
                 Total stockholders' equity                    3,723          3,672
                                                              ------         ------
                 Total liabilities and stockholders' equity   $6,622         $5,266
                                                              ======         ======



                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                           Fifty-two weeks     Fifty-three weeks
                                                ended                ended
                                          December 31, 2005     January 1, 2005
                                          -----------------     ---------------

Net sales                                    $18,613               $19,188
Cost of sales                                 13,633                13,832
                                              ------                ------
          Gross profit                         4,980                 5,356
                                               -----                 -----

Operating expenses:

  Selling                                      1,273                 1,153
  Marketing                                      627                   521
  Product development costs                      416                   477
  General and administrative                   2,057                 2,159
                                               -----                 -----
                                               4,373                 4,310
                                               -----                 -----

Operating income                                 607                 1,046

Interest income                                    9                     5
                                               -----                 -----
Income before income taxes                       616                 1,051

Income taxes                                     264                   444
                                                 ---                   ---

Net income                                      $352                  $607
                                                ====                  ====

Weighted average common shares
  outstanding:

   Basic                                       5,604                 5,685
                                               =====                 =====
   Diluted                                     6,185                 6,263
                                               =====                 =====

Net income per share:
   Basic                                       $0.06                 $0.11
                                               =====                 =====
   Diluted                                     $0.06                 $0.10
                                               =====                 =====


                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)

                                         Common Stock             Treasury Stock        Additional                       Total
                                    --------------------       -------------------       Paid-In       Retained     Stockholders'
                                      Shares      Amount        Shares     Amount        Capital       Earnings        Equity
                                    ---------     ------       --------    -------      ----------    ---------     -------------
Balances, December 27, 2003         5,709,867     $   57             --     $   --       $1,193         $2,847          $4,097
Issuance of common stock upon
exercise of stock options             185,000          2             --         --          190             --             192
Purchase of treasury stock           (258,000)        --        258,000       (900)          --             --            (900)
Retirement of treasury stock               --         (3)      (258,000)       900         (897)            --              --
Purchase of options from officer           --         --             --         --         (324)            --            (324)
Net income for period ended
January 1, 2005                            --         --             --         --           --            607             607
                                    ---------     ------        -------     ------       ------         ------          ------
Balances, January 1, 2005           5,636,867         56             --         --          162          3,454           3,672
Purchase of treasury stock                 --         --         94,600       (301)          --             --            (301)
Retirement of treasury stock          (94,600)        (1)       (94,600)       301         (162)          (138)             --
Net income for period ended
December 31, 2005                          --         --             --         --           --            352             352
                                    ---------     ------        -------     ------       ------         ------          ------
Balances, December 31, 2005         5,542,267     $   55             --     $   --           --         $3,668           3,723
                                    =========     ======        =======     ======       ======         ======          ======


                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Fifty-two     Fifty-three
                                                            weeks ended    weeks ended
                                                            December 31,    January 1,
                                                                2005           2005
                                                            -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   352       $   607
   Adjustments to reconcile net income to net
    cash flows provided by (used in) operating activities:
   Amortization                                                    4             5
   Provision for bad debts                                        72            70
   Deferred taxes                                                 16          (373)
   Change in assets and liabilities:
       Accounts receivable                                    (1,101)         (176)
       Inventories                                            (1,253)          (18)
       Prepaid expenses and income taxes                         (37)           41
       Accounts payable and accrued expenses                   1,230           220
       Income taxes payable                                       75           298
                                                             -------       -------
   Net cash flows provided by operating activities              (642)          674
                                                             -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of  stock options                       --           192
   Purchase of treasury stock                                   (301)         (900)
   Purchase of options from officer                               --          (324)
                                                             -------       -------
   Net cash flows used in financing activities                  (301)       (1,032)
                                                             -------       -------

NET CHANGE IN CASH AND EQUIVALENTS                              (943)         (358)

CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD                   2,199         2,557
                                                             -------       -------
CASH AND EQUIVALENTS, AT END OF PERIOD                       $ 1,256       $ 2,199
                                                             =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                         $   150       $   488
                                                             =======       =======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 1:  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business - Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of nondairy frozen desserts and other food products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 31 2005, a fifty-two week fiscal year, and January 1, 2005, a fifty-three week fiscal year.

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

Revenue Recognition - Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers. Revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for promotional programs, manufacturers' charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product. Freight charged to customers is included in revenues, and has generally been insignificant.

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

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 31, 2005 is limited.

During the years ended December 31, 2005 and January 1, 2005, the Company derived approximately 91% and 90% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to one customer representing 20% of net sales during fiscal 2005 and 21% of net sales during fiscal 2004. In addition, a significant portion of the Company's sales are to several key distributors, which are large distribution

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 38% and 39% of the Company's net sales for the years ended December 31, 2005 and January 1, 2005. The accounts receivable balance of one customer represented approximately 10% of total accounts receivable at December 31, 2005.

Accounts Receivable - The majority of the Company's accounts receivables are due from distributors (domestic and international) and retailers. Accounts receivable also consist of approximately $340 due from our co-packers (at cost) for raw material products purchased on their behalf at December 31, 2005. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not accrue interest on accounts receivable past due.

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

The Company purchased approximately 47% and 64% of its raw products from one supplier and 14% and 15% of its finished goods from another supplier during the periods ended December 31, 2005 and January 1, 2005, respectively.

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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


Net Income Per Share and Stock Based Compensation - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options.

                                                       Fifty-two     Fifty-three
                                                          Weeks         Weeks
                                                          Ended         Ended
                                                      December 31,    January 1,
                                                          2005           2005
                                                      ------------   -----------

Net Income, numerator, basic and diluted computation    $  352         $  607
                                                        ======         ======

Weighted average shares - denominator basic
    computation                                          5,604          5,685
Effect of dilutive stock options                           581            578
                                                         -----         ------
Weighted average shares, as adjusted - denominator
    diluted computation                                  6,185          6,263
                                                         -----          -----
Net Income per share:

Basic                                                    $0.06          $0.11
                                                         =====          =====
Diluted                                                  $0.06          $0.10
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

As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company computes pro forma net income and earnings per share as if the fair value method had been applied. The pro forma net income and net income per share for the periods ended December 31, 2005 and January 1, 2005 would be substantially the same as the reported net income for those periods.

Options for 10,000 shares of common stock were granted in fiscal 2005.

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

Cash and equivalents, accounts receivable, and accounts payable payable as of December 31, 2005 and January 1, 2005 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,263 and $1,172 during the years ended December 31, 2005 and January 1, 2005, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $109 and $50 during the years ended December 31, 2005 and January 1, 2005, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred.

Reclassifications - Certain amounts previously recorded have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

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

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

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

NOTE 2:  INVENTORIES

Inventories consist of the following:

                                                 December 31,       January 1,
                                                     2005              2005
                                                 ------------       ----------
Finished products                                   $1,258             $550
Raw materials and packaging                            787              242
                                                    ------             ----
                                                    $2,045             $792
                                                    ======             ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 3:  STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the grant to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options to key employees and consultants. No grants have been made under the 1993 Plan since 2003. A total of 2,900,000 shares were reserved for issuance under the 1993 Plan. At December 31, 2005, 855,000 shares were subject to outstanding options; and no additional grants may be made under the plan.

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

The following is a summary of stock option activity from December 27, 2003 to December 31, 2005:

                                             INCENTIVE OPTIONS             NON-QUALIFIED OPTIONS
                                         -------------------------        ------------------------
                                                         Weighted                        Weighted
                                                          Average                         Average
                                                         Exercise                        Exercise
                                           Shares        Price ($)         Shares        Price ($)
                                         ---------       ---------        --------       ---------
Outstanding and exercisable at
December 27, 2003                        1,231,000          0.96           79,000           1.27
Granted in 2004                                 --            --           20,000           3.15
Exercised in 2004                         (126,000)         1.03          (59,000)          1.06
Purchased and retired in 2004             (300,000)         1.17               --             --
                                         ---------          ----          -------           ----
Outstanding at January 1, 2005             805,000          0.90           40,000           2.53
                                          ========          ====          =======           ====
Exercisable at January 1, 2005             805,000            --           26,667
Granted in 2005                                 --            --           10,000           3.14
                                          --------                        -------
Outstanding at December 31, 2005           805,000          0.90           50,000           2.65
                                          ========          ----          =======           ----
Exercisable at December 31, 2005           805,000            --           36,777             --
                                          ========          ====          =======           ====



In 2004, 20,000 non-qualified stock options were granted to a non-employee director with a fair value at grant date of $3.04, using the following assumptions: Dividend rate = 0%, expected life = 5, risk free interest = 3.89% and volatility = 26%. In 2005, 10,000 non-qualified stock options were granted to a non-employee director with a fair value at grant date of $3.60, using the

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

following assumptions: Dividend rate = 0%, expected life = 5, risk free interest = 3.89% and volatility = 28%.

The following table summarizes information about stock options outstanding at December 31, 2005:



                                Weighted Average      Weighted
   Range of          Number      Remaining Life        Average         Number
Exercise Prices   Outstanding      (in years)       Exercise Price   Exercisable
---------------   -----------   ----------------    --------------   -----------

$0.6875--0.9375     395,000            1.3              $0.73          395,000
    $1.0625         410,000            3.3              $1.0625        410,000
     $1.90           20,000            1.4              $1.90           20,000
     $3.15           20,000            3.6              $3.15            6,667
     $3.14           10,000            4.1              $3.14           10,000
                     ------                                            -------
                    855,000                                            841,667
                    =======                                            =======

NOTE 4:  LEASES

The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company's lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $74 in 2005 and $74 in 2004. The Company's management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 5:  INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2005 and January 1, 2005 are as follows:

                                                      Dec. 31,         Jan. 1,
                                                        2005            2005
                                                      --------        --------
         Current:
                    Federal                             $193             $624
                    State                                 55              192
                                                         ---              ---
                                                         248              495
                                                         ---              ---
         Deferred:
                    Federal                               14             (316)
                    State                                  2              (56)
                                                         ---              ---
                                                          16             (372)
                                                         ---             ----
         Total income tax expense                       $264             $444
                                                        ====             ====

Deferred tax asset at December 31, 2005 and January 1, 2005 consist of the following components:

                                                        Dec. 31,         Jan. 1,
                                                          2005            2005
                                                        --------         -------
         Allowance for doubtful accounts                  $116            $ 87
         Inventory                                         261             154
         Accruals and reserves                             200             352
                                                           ---             ---
         Deferred tax asset                               $577            $593
                                                          ====            ====


A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the years ended December 31, 2005 and January 1, 2005 follows:

                                                           Dec. 31,      Jan. 1,
                                                             2005         2005
                                                           --------      -------
Income tax expense computed at federal statutory rate         $209         $357
Permanent and other items                                       19           13
State income taxes, net of federal income tax benefit           36           74
                                                              ----           --
                                                              $264         $444
                                                              ====         ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


NOTE 7:  RELATED PARTY TRANSACTIONS

On January 12, 2004, the Board of Directors authorized a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his stock options, which were all of the options held by him at such time, in consideration of the payment to him of $324, an amount equal to the difference of 75% of the average closing price of the Company's common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324 was paid to Mr. Mintz.

The law firm of Snitow Kanfer Holtzer & Millus, LLP, of which a director of the Company, Franklyn Snitow, is a partner, represented the Company in its legal action against a candy manufacturer. During the fiscal years ended December 31, 2005 and January 1, 2005, the Company paid $98 and $47, respectively in legal fees to Snitow Kanfer Holtzer & Millus, LLP. The firm is not currently involved in any legal matters on behalf of the Company.

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

Compliance with Section 404 of Sarbanes-Oxley Act

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for our 2007 fiscal year, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

         Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

Item 8B. Other Information.

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our directors and executive officers are:

Name                  Age       Position
----                  ---       --------
David Mintz.........   74       Chairman of the Board of Directors, Chief
                                Executive Officer
Steven Kass.........   54       Chief Financial Officer, Secretary and Treasurer
Joseph Fischer......   66       Director
Aaron Forem ........   51       Director
Reuben Rapoport.....   76       Director
Franklyn Snitow.....   59       Director


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

         Jeremy Wiesen resigned from our Board of Directors effective June 9, 2005.

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

Audit Committee Financial Expert

         The Audit Committee of the Board of Directors is comprised of Mr. Fischer, who serves as chairman and Mr. Forem. A third member of the Audit Committee, Mr. Jeremy Wiesen, served until his resignation from the Board of Directors in June 2005. We expect to elect a replacement for Mr. Wiesen at our next Annual Meeting. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934.

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

         To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2005 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

Item 10. Executive Compensation.

         The following table sets forth information concerning the total compensation during the last three fiscal years for our executive officers whose total salary in fiscal 2005 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   Annual           Long-Term
                                                Compensation      Compensation
                                                ------------      ------------
                                                                   Securities
                                                                   Underlying
Name and Principal Position        Year          Salary ($)        Options (#)
---------------------------        ----          ----------        -----------
David Mintz,                       2005          $800,000(1)           --
Chief Executive Officer            2004                                --
  and Chairman of the Board        2003           656,000(2)           --
                                                  603,000(3)

Steven Kass,                       2005          $275,000(1)           --
Chief Financial Officer,           2004           277,000(2)           --
  Secretary and Treasurer          2003           275,000(3)           --

---------------

(1) Includes bonuses of $350,000 and $150,000 for Messrs. Mintz and Kass, respectively, accrued at year end and paid on or about April 3, 2006.

(2) Includes bonuses of $350,000 and $150,000 for Messrs. Mintz and Kass, respectively, accrued at year end and paid on or about April 1, 2005.

(3) Includes bonuses of $350,000 and $150,000 for Messrs. Mintz and Kass, respectively, accrued at year-end and paid on or about January 16, 2004.

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

         Mr. Snitow and Mr. Forem did not receive any cash remuneration for their services as directors in the last three years. Mr. Fischer did not receive any cash remuneration for his service as a director in 2004 and received $3,500 in 2005. Mr. Wiesen, who resigned from the Board of Directors in June 2005, earned $1,000, $0 and $3,500 in 2003, 2004 and 2005, respectively, for his services as director.

STOCK OPTIONS

         Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

         The following table provides information concerning stock options held in 2005 by each of the executive officers named above in the Summary Compensation Table.

                                                              AGGREGATED OPTION EXERCISES IN LAST
                                                         FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                 ------------------------------------------------------------------------------------------
                                                                        Number of Shares                  Value of
                                                                          Underlying                    Unexercised
                                  Shares                              Unexercised Options at         in the Money Options
                                  Acquired on      Value                      FY-End                       at FY-End
Name                              Exercise (#)     Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
----                              ------------     ------------     -------------------------     -------------------------
David Mintz,                            --              $ --                    --                              --
Chief Executive Officer
  and Chairman of the Board

Steven Kass,                            --                --                 795,000(E)                 $1,877,000(E)(1)
  Chief Financial Officer,
  Secretary and Treasurer

-----------------------
(E)     Exercisable options
(1) Calculated by subtracting option exercise price from year-end market price of $3.14 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth as of March 24, 2006 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                                            Amount of               Percent of
Name                                  Beneficial Ownership(1)       Class(2)
----                                  -----------------------       ----------
David Mintz......................          2,630,440                   48.6%
Steven Kass......................            795,000(3)                12.8%
Financial & Investment Management
   Group, Ltd. ..................            498,835(4)                 9.2%
Reuben Rapoport..................             85,000                    1.5%
Franklyn Snitow..................             24,000                    *
Aaron Forem......................             20,000(5)                 *
Joseph Fischer...................              6,667(6)                 *
All Executive Officers and
   Directors as a group
   (6 persons)...................          3,561,107(7)                57.1%

--------------

*        Less than 1%.

         The address of Messrs. Mintz, Kass, Fischer and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 24, 2006 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)       Based on 5,413,867 shares issued and outstanding as of March 24, 2006.

(3) Issuable upon the exercise of 795,000 currently exercisable stock options.

(4) Based on the information contained in a Schedule 13G filed by the Financial & Investment Management Group, Ltd. filed February 9, 2006. The address of the Financial & Investment Management Group, Ltd. is 111 Cass Street, Traverse City, MI 49684.

(5) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 6,667 shares issuable upon the exercise of currently exercisable stock options.

(7) Includes 821,667 shares issuable upon the exercise of currently exercisable stock options.

Item 12. Certain Relationships and Related Transactions.

         On January 12, 2004, our Board of Directors authorized us to enter into a transaction with David Mintz whereby Mr. Mintz surrendered 300,000 of his stock options, which were all of the options held by him at such time, in consideration of the payment to him of $324,000, an amount equal to the difference of 75% of the average closing price of our common stock on the nine days of trading from December 29, 2003 through January 9, 2004 ($3.00) less the exercise price of such options. In January 2004, $324,000 was paid to Mr. Mintz.

         The law firm of Snitow Kanfer Holtzer & Millus, LLP, of which one of directors, Franklyn Snitow, is a partner, represented us in our legal action against a candy manufacturer. During the fiscal years ended December 31, 2005 and January 1, 2005, we paid $98,000 and $47,000, respectively, in legal fees to Snitow Kanfer Holtzer & Millus, LLP.

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

                                                                    Year Ended
                                        -----------------------------------------------------------------
                                                 December 31,                        January 1,
                                                    2005                               2005
                                        ------------------------------     ------------------------------
              Services Rendered            Fees            Percentages        Fees            Percentages
        --------------------------      ---------          -----------     ---------          -----------
        Audit (1).................       $66,000              100%          $33,000               100%
        Audit-related.............            --               --                --                --
        Tax.......................            --               --                --                --
        Other.....................            --               --                --                --
                                         -------              ---           -------               ---
        Total ....................       $66,000              100%          $33,000               100%
                                         =======              ===           =======               ===

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

                                            TOFUTTI BRANDS INC.
                                                (Registrant)


                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this amended Report has been signed below on March 31, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.


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