Form 10QSB
period 2006-04-01
TOFUTTI BRANDS INC
filed 2006-05-16
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2006

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

                                 (908) 272-2400
                                 --------------
                           (Issuer's Telephone Number)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 12, 2006 the Issuer had 5,413,467 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information:

Item 1.     Financial Statements

            Condensed Balance Sheets - April 1, 2006
              (Unaudited) and December 31, 2005                               3

            Condensed Statements of Income -
              (Unaudited) - Thirteen Week Periods ended April 1, 2006
              and April 2, 2005                                               4

            Condensed Statements of Cash Flows -
              (Unaudited) - Thirteen Week Periods ended April 1, 2006
              and April 2, 2005                                               5

            Notes to Condensed Financial Statements                           6

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of  Operations               9

Item 3.     Controls and Procedures                                          15

Part II - Other Information:

Item 1.     Legal Proceedings                                                17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      17

Item 3.     Defaults Upon Senior Securities                                  17

Item 4.     Submission of Matters to a Vote of Shareholders                  17

Item 5.     Other Information                                                17

Item 6.     Exhibits                                                         17

            Signatures                                                       19

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                           April 1, 2006     December 31, 2005
                                                           -------------     -----------------
                                                            (Unaudited)
Assets
Current assets:
     Cash and equivalents                                      $  306              $1,256
     Accounts receivable (net of allowance
       for doubtful accounts of $308 and
       $291, respectively)                                      1,999               2,643
     Inventories                                                2,224               2,045
     Prepaid expenses                                              43                  51
     Deferred income taxes                                        577                 577
                                                                 ----                 ---
             Total current assets                               5,149               6,572
Fixed assets (net of accumulated depreciation
       of $16 and $14, respectively)                               32                  34
Other assets                                                       16                  16
                                                                   --                  --
             Total assets                                      $5,197              $6,622
                                                               ======              ======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                            $783              $1,442
     Accrued expenses                                             125                 479
     Accrued officers' compensation                               500                 500
     Income taxes payable                                         369                 478
                                                                  ---                 ---
             Total current liabilities                          1,777               2,899
                                                                -----               -----

Commitments and Contingencies

Stockholders' equity:
Preferred stock - par value $.01 per share;
        authorized 100,000 shares, none issued                     --                  --
Common stock- par value $.01 per share;
        authorized 15,000,000 shares, issued and
        outstanding 5,413,467 shares at April 1, 2006
        and 5,542,267 shares at December 31, 2005                  54                  55
     Additional paid-in capital                                    --                  --
     Retained earnings                                          3,366               3,668
                                                                -----               -----
             Total stockholders' equity                         3,420               3,723
                                                                -----               -----
             Total liabilities and stockholders' equity        $5,197              $6,622
                                                               ======              ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                              Thirteen              Thirteen
                                               weeks                  weeks
                                               ended                  ended
                                           April 1, 2006          April 2, 2005
                                           -------------          -------------

Net sales                                       $4,588              $4,240
Cost of sales                                    3,393               3,027
                                                 -----                ----
         Gross profit                            1,195               1,213
                                                 -----               -----

Operating expenses:
     Selling                                       353                 245
     Marketing                                     168                 235
     Research and development                      109                 119
     General and administrative                    433                 484
                                                   ---                 ---
                                                 1,063               1,083
                                                 -----               -----

Operating income                                   132                 130

Interest income                                     --                   1
                                                   ---                 ---
Income before income taxes                         132                 131

Income taxes                                        61                  55
                                                 -----                 ---

Net income                                      $   71              $   76
                                                ======              ======

Weighted average common
  shares outstanding:
     Basic                                       5,446               5,637
                                                 =====               =====
     Diluted                                     6,013               6,223
                                                 =====               =====

Net income per common share:
     Basic                                       $0.01               $0.01
                                                 =====               =====
     Diluted                                     $0.01               $0.01
                                                 =====               =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                     Thirteen         Thirteen
                                                       weeks            weeks
                                                       ended            ended
                                                  April 1, 2006    April 2, 2005
                                                  -------------    -------------

Cash flows from operating activities, net            $(564)           $(221)

Cash flows from investing activities                    --               --

Cash flows from financing activities, net             (386)              --
                                                      -----           -----
       Net decrease in cash and cash equivalents      (950)            (221)

Cash and cash equivalents at beginning of period     1,256            2,199
                                                     -----            -----

Cash and cash equivalents at end of period            $306           $1,978
                                                      ====           ======

Supplemental cash flow information:
              Income taxes paid                       $163             $170
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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements for the year ended December 31, 2005. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in our accounting policies during the period ended April 1, 2006 from those in effect at December 31, 2005, except for the adoption of SFAS No. 123R - see Note 7.

Note 3:  Inventories

         The composition of inventories is as follows:

                                                      April 1,    December 31,
                                                        2006          2005
                                                        ----          ----

                    Finished products                  $1,326        $1,258
                    Raw materials and packaging           898           787
                                                       ------        ------
                                                       $2,224        $2,045
                                                       ======        ======

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                Thirteen Weeks    Thirteen Weeks
                                                     Ended            Ended
                                                 April 1, 2006    April 2, 2005
                                                 -------------    -------------
  Numerator
    Net income-basic and diluted..............         $71              $76
                                                       ===              ===

  Denominator
    Denominator for basic earnings per share
       weighted average shares ...............       5,446            5,637
    Effect of dilutive securities
       stock options..........................         567              586
                                                       ---              ---
    Denominator for diluted earnings per share       6,013            6,223
                                                     -----            -----

    Earnings per share
      Basic...................................       $0.01            $0.01
                                                     =====            =====
      Diluted.................................       $0.01            $0.01
                                                     =====            =====

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                                 (in thousands)

Note 7: Stock-Based Compensation

         On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to members of the Board of Directors under the plans were recorded under SFAS No. 123.

         Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. The compensation cost of the adoption of SFAS 123R was an additional $13,466 of expense related to the unvested portion of previously granted awards that were outstanding as of the date of adoption. The pro forma amount recorded under SFAS 123, "Accounting for Stock-Based Compensation" for the thirteen weeks ended April 2, 2005 is deminimus, therefore the pro forma impact of stock-based compensation for the period ended April 2, 2005 is not presented.

         There were no stock options granted, exercised or terminated in the thirteen weeks ended April 1, 2006. SFAS 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123R for recognition purposes on its effective date.

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

The discussion and analysis which follows in this Quarterly Report and in other reports and documents and in oral statements made on our behalf by our management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, business conditions in the food industry and general economic conditions, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on our behalf should be considered in light of these factors.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the "Risk Factors" section in this quarterly report on Form 10-QSB.

Status of Transfer of Production Facilities

In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, Pennsylvania facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility ceased operations on July 21, 2005. As part of our arrangement with Kemps and H. P. Hood, we initially agreed to move our production to the H. P. Hood facility in Suffield, Connecticut. After some preliminary trial production, we determined that the Suffield facility did not satisfy all of our manufacturing requirements. Based on this conclusion, we relocated the production of most of our frozen dessert products to the Ellsworth Ice Cream Company facilities in New York and Vermont. We have also begun production of some of our frozen dessert products at Kemps Foods' facility in Minnesota as well. To date, we have not encountered any material problems in the transfer of production to these new sites, which transfer was completed in February 2006. We took steps to build inventory at our former facility prior to its close to maintain our levels of sales service during this transition period, and accordingly, our inventory levels were significantly higher than normal at December 31, 2005 and April 1, 2006. While we expect that our inventory levels will decline during the remainder of the fiscal year and with the onset of the summer season, we expect that they will still be higher than our historical levels.

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

Results of Operations

Thirteen Weeks Ended April 1, 2006
Compared with Thirteen Weeks Ended April 2, 2005
------------------------------------------------

Net sales for the thirteen weeks ended April 1, 2006 were $4,588,000, an increase of $348,000, or 8%, from the sales level realized for the thirteen weeks ended April 2, 2005. Despite the increase in sales, our gross profit in the current period decreased slightly to $1,195, 000 in the 2006 period from $1,213,000 in the 2005 period. Our gross profit percentage also decreased to 26% for the period ending April 1, 2006 compared to 29% for the period ending April 2, 2005.

Our cost of sales during the quarter continued to be adversely impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States, increased freight expenses and increased cost of petroleum based products. Freight out expense, a significant part of our cost of sales, increased by $48,000, or 19%, to $302,000 for the thirteen weeks ended April 1, 2006 compared with $254,000 for the thirteen weeks ended April 2, 2005.

Selling expenses increased by $108,000 to $353,000 for the current fiscal quarter compared with $245,000 for the comparable period in 2005. This increase is due to an increase in outside warehouse expense of $93,000 resulting from the large increase in our finished goods inventory. While we expect our outside warehouse expense to decline over the remainder of the fiscal year, it will still be significantly higher than our historical levels expense due to the higher inventory balances that we expect to maintain.

Marketing expenses decreased by $67,000 to $168,000 in the fiscal 2006 period due principally to a $35,000 decrease in magazine advertising expense, a $17,000 decrease in point of sale materials expense and a $45,000 decrease in product promotions expense, which were partially offset by increases in television and radio advertising of $21,000 and public relations expense of $10,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $109,000 for the thirteen weeks ended April 1, 2006 compared to $119,000 for the comparable period in 2005. This increase was mainly attributable to decreased payroll costs.

General and administrative expenses decreased to $433,000 for the current quarter compared with $484,000 for the comparable period in 2005 due primarily to a $70,000 decrease in professional fees and outside services.

There was no interest income in the current fiscal quarter as compared with $1,000 for the comparable period in 2005.

The increase in income tax expense in the first quarter of 2006 to $61,000 from $55,000 in the first quarter of 2005 reflects an increase in our effective tax rate due to increases in state franchise taxes.

Liquidity and Capital Resources

As of April 1, 2006, we had approximately $306,000 in cash and equivalents and our working capital was approximately $3.4 million.

Because we are now purchasing more of the ingredients and packaging used in the production of our frozen dessert products and maintaining larger finished goods inventories to improve customer service, we have established a $1,000,000 line of credit with Wachovia Bank, N. A. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. The loan agreement contains certain covenants and restrictions. The loan documents were signed as of April 13, 2006 and the credit line expires one year from such date. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                    Thirteen Weeks          Thirteen Weeks
                                  ended April 1, 2006     ended April 2, 2005
                                  -------------------     -------------------
Net cash flows from operating
activities.....................       $(564,000)             $(221,000)
Cash flows from
  investing activities.........              --                     --
Net cash from
  financing activities.........        (386,000)                    --
Net change in cash
  and cash equivalents.........       $(950,000)             $(221,000)


We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Stock Repurchase Program

Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,500,000 shares of our common stock at prevailing market prices.

From September 2000 through January 1, 2005, we purchased a total of 1,118,700 shares at a total cost of $3,419,000 or $3.05 per share.

From January 2, 2005 through December 31, 2005, we purchased an additional 94,600 shares at a cost of $301,000, bringing the cumulative total through December 31, 2005 to 1,213,300 shares for a total cost of $3,785,000 or $3.12 per share. During the period January 1, 2006 through January 20, 2006, we purchased an additional 128,800 shares at a cost of $386,000 bring cumulative totals to 1,342,100 shares for a total cost of $4,171,000 or $3.11 per share. There have been no additional stock purchases since January 20, 2006.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of April 1, 2006, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

On November 24, 2004, the FASB issued SFAS No. 151, "Inventory Costs," which is an amendment to Accounting Research Bulletin (ARB) No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. the required adoption of SFAS No. 151 had no effect on our financial condition or results of operations.

Risk Factors

Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below in addition to the risk factors contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 before investing in our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment.

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

Dependence on Key Customers. During the year ended December 31, 2005 and the thirteen week period ended April 1, 2006, Trader Joe's, a West Coast based health food supermarket chain, accounted for 20% and 24%, respectively, of our net sales. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 38% of our net sales for the year ended December 31, 2005 and 33% of our net sales for the thirteen week period ended April 1, 2006. The loss of a substantial portion of our sales to Trader Joe's or these key distributors would have a material adverse affect on our company.

Dependence on Key Suppliers. During the year ended December 31, 2005 and the thirteen weeks ended April 1, 2006, we purchased approximately 47% and 5%, respectively, of our finished goods from Kemps Foods, our frozen dessert co-packer, and we purchased 14% and 17%, respectively, of our finished goods, from Franklin Foods, our Better Than Cream Cheese and Sour Supreme co-packer. During year ended December 31, 2005 and the thirteen weeks ended April 1, 2006, we purchased approximately 5% and 17%, respectively, of our finished goods from Ellsworth Ice Cream Company. We expect the percentage of finished goods purchased from Ellsworth to increase and from Kemps to decrease during 2006, because we have moved a large part of our production requirements to Ellsworth from Kemps. As a result of these changes, we increased our responsibilities for purchasing certain raw materials during 2005 on the behalf of our suppliers, and we also increased our stocking of certain finished goods. We expect these inventories to return to more normal levels during 2006. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 74), Chief Executive Officer and Steven Kass (age 54), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of our common stock representing approximately 49% of the outstanding shares, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

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

            We are not a party to any material litigation.

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

3.1.2      June 1993 Amendment to Certificate of Incorporation.(3)

3.2        By-laws.(1)

4.1        Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2        Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option
           Plan.(5)

10.1       Form of Loan Agreement between the Registrant and Wachovia
           Bank, N. A.(6)

10.2       Form of Promissory Note between the Registrant and Wachovia
           Bank, N. A.(6)

10.3       Form of Security Agreement between the Registrant and Wachovia
           Bank, N. A.(6)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

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

(6) Filed as an exhibit to the Registrant's Form 8-K bearing a cover date of April 13, 2006 and hereby incorporated by reference thereto.

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

Date: May 16, 2006