Form 10QSB
period 2006-07-01
TOFUTTI BRANDS INC
filed 2006-08-15
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2006

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 11, 2006 the Issuer had 5,433,467 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information:

Item 1.  Financial Statements

         Condensed Balance Sheets - July 1, 2006
           (Unaudited) and December 31, 2005                                   3

         Condensed Statements of Income -
            Thirteen and Twenty-Six Week Periods
           ended July 1, 2006 and July 2, 2005  (Unaudited)                    4

         Condensed Statements of Cash Flows -
           Thirteen and Twenty-Six Week Periods
           ended July 1, 2006 and July 2, 2005  (Unaudited)                    5

         Notes to Condensed Financial Statements                               6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   11

Item 3.  Controls and Procedures                                              18

Part II - Other Information:

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Shareholders                      20

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

         Signatures                                                           23

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                             July 1, 2006     December 31, 2005
                                                             ------------     -----------------
                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                   $  737             $1,256
     Accounts receivable (net of allowance
        for doubtful accounts of $327 and $291, respectively)     1,982              2,643
     Inventories                                                  2,150              2,045
     Prepaid expenses                                                 6                 51
     Deferred income taxes                                          431                577
                                                                 ------             ------
                  Total current assets                            5,306              6,572
Fixed assets (net of accumulated depreciation
        of $16 and $10, respectively)                                31                 34
Other assets                                                         16                 16
                                                                 ------             ------
                  Total assets                                   $5,353             $6,622
                                                                 ======             ======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                            $1,157             $1,442
     Accrued expenses                                                23                479
     Accrued officers' compensation                                  --                500
     Income taxes payable                                           413                478
                                                                 ------             ------
                  Total current liabilities                       1,593              2,899
                                                                 ------             ------

Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                      --                 --
Common stock- par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,433,467 shares at July 1, 2006
         and 5,542,267 shares at December 31, 2005                   54                 55
     Additional paid-in capital                                      38                 --
     Retained earnings                                            3,668              3,668
                                                                 ------             ------
                  Total stockholders' equity                      3,760              3,723
                                                                 ------             ------
                  Total liabilities and stockholders' equity     $5,353             $6,622
                                                                 ======             ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                         Thirteen        Thirteen       Twenty-six     Twenty-six
                                        weeks ended     weeks ended     weeks ended    weeks ended
                                       July 1, 2006    July 2, 2005    July 1, 2006   July 2, 2005
                                       ------------    ------------    ------------   ------------
Net sales                               $ 5,575          $ 5,091          $10,162        $ 9,331
Cost of sales                             4,022            3,656            7,415          6,684
                                        -------          -------          -------        -------
         Gross profit                     1,553            1,435            2,747          2,647
                                        -------          -------          -------        -------

Operating expenses:
    Selling                                 357              271              709            516
    Marketing                               185              150              353            385
    Research and development                110               90              219            209
    General and administrative              415              430              849            914
                                        -------          -------          -------        -------
                                          1,067              941            2,130          2,024
                                        -------          -------          -------        -------

Operating income                            486              494              617            623

Interest income                              --                1               --              3
                                        -------          -------          -------        -------
Income before income taxes                  486              495              617            626

Income taxes                                190              208              251            263
                                        -------          -------          -------        -------

Net income                              $   296          $   287          $   366        $   363
                                        =======          =======          =======        =======

Weighted average common
   shares outstanding:
         Basic                            5,418            5,635            5,435          5,636
                                        =======          =======          =======        =======
         Diluted                          5,972            6,219            5,993          6,219
                                        =======          =======          =======        =======

Net income per share:
         Basic                          $  0.05          $  0.05          $  0.07        $  0.06
                                        =======          =======          =======        =======
         Diluted                        $  0.05          $  0.05          $  0.06        $  0.06
                                        =======          =======          =======        =======



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                   Twenty-six       Twenty-six
                                                      weeks            weeks
                                                      ended            ended
                                                  July 1, 2006     July 2, 2005
                                                  ------------     ------------

Cash flows from operating activities, net          $(557)           $(171)

Cash flows from investing activities                  --               --

Cash flows from financing activities, net             38              (18)
                                                    ----             ----
       Net change in cash and cash equivalents      (519)            (189)

Cash and cash equivalents at beginning of period   1,256            2,199
                                                   -----            -----

Cash and cash equivalents at end of period          $737           $2,010
                                                    ====           ======

Supplemental cash flow information:
              Income taxes paid                     $111             $170
                                                    ====             ====








            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

Note 1:  Description of Business

         Tofutti Brands Inc. ("Tofutti" or the "Company") is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements for the year ended December 31, 2005. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week and twenty-six week periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in the Company's accounting policies during the period ended July 1, 2006 from those in effect at December 31, 2005, except for the adoption of SFAS No. 123R - see Note 7.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

Note 3:  Inventories

         The composition of inventories is as follows:

                                                  July 1,         December 31,
                                                   2006               2005
                                                   ----               ----

             Finished products                    $1,205            $1,258
             Raw materials and packaging             945               787
                                                  ------            ------
                                                  $2,150            $2,045
                                                  ======            ======

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

Note 5:  Market Risk

         We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificates of deposit are usually for a term of not more than six months and never for more than $100 per account.

Note 6: Earnings Per Share

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


The following table sets forth the computation of basic and diluted earnings per share:

                                                   Thirteen Weeks      Thirteen Weeks     Twenty-six Weeks   Twenty-six Weeks
                                                        Ended              Ended               Ended               Ended
                                                    July 1, 2006        July 2, 2005        July 1, 2006       July 2, 2005
                                                    ------------        ------------        ------------       ------------
Numerator
  Net income-basic..............................         $296               $287                $366               $363
                                                         ====               ====                ====               ====
  Net income-diluted............................         $296               $287                $366               $363
                                                         ====               ====                ====               ====

Denominator
  Denominator for basic earnings per share
     weighted average shares ...................        5,418              5,635               5,435              5,636
  Effect of dilutive securities
     stock options..............................          554                584                 558                583
                                                          ---                ---                 ---                ---
  Denominator for diluted earnings per share....        5,972              6,219               5,993              6,219
                                                        -----              -----               -----              -----

  Earnings per share
    Basic.......................................        $0.05              $0.05               $0.07               $0.06
                                                        =====              =====               =====               =====
    Diluted.....................................        $0.05              $0.05               $0.06               $0.06
                                                        =====              =====               =====               =====


Note 7: Stock Transactions

         Stock-Based Compensation

         On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors with such fair value being recognized as an expense over the estimated service period. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Prior to January 1, 2006, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to members of the Board of Directors under the Company's stock option plans were recorded under SFAS

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         No. 123, which is a method similar to those for employees of the Company.

         Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the twenty-six weeks ended July 1, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. The compensation cost recognized for the thirteen and twenty-six weeks ended July 1, 2006 was an additional $13 of expense (recorded in general and administrative expenses) related to the unvested portion of previously granted awards that were outstanding as of the date of adoption and for those options granted during fiscal 2006. The pro forma amount recorded under SFAS 123, "Accounting for Stock-Based Compensation" for the thirteen and twenty-six weeks ended July 2, 2005 is deminimus, therefore the pro forma impact of stock-based compensation for the thirteen and twenty-six week periods ended July 2, 2005 is not presented.

         SFAS 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123R for recognition purposes on its effective date.

         Stock Options

         We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

                                           Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                            July 1,    July 2,     July 1,        July 2,
                                             2006       2005        2006           2005
                                          ---------  ---------   ---------      ---------
Dividend yield                                 0%           0%         0%            0%
Expected volatility                           28%          28%        28%           28%
Risk-free interest rate                     4.85%        3.89%      4.85%         3.89%
Expected life of options (in years)            5            5          5             5
Weighted-average grant-date fair value    $ 2.90       $ 3.15     $ 2.90        $ 3.15


         The assumptions above are based on multiple factors, including historical patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of our stock price.

         At July 1, 2006, there was $13 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

         The following table represents stock option activity for the twenty-six weeks ended July 1, 2006:

                                                                                 Weighted-
                                                                    Weighted-     Average
                                                                     Average      Contract
                                                     Number of      Exercise        Life
                                                      Shares          Price      (in years)
                                                    ----------     ---------     --------
Outstanding options at beginning of period               855        $   1.00         2.4
Granted                                                   16            2.90         5
Exercised                                                (20)           1.90         --
Forfeited                                                 --              --         1.9
                                                    ----------     ---------
Outstanding options at end of period                     851        $   1.02
                                                    ==========     =========
Outstanding exercisable options at end of period         833.7      $   0.98
                                                    ==========     =========

         Shares available for future stock option and restricted share grants to employees and directors under existing plans were none and 84, respectively, at July 1, 2006. The aggregate intrinsic value of all options outstanding as of July 1, 2006 was $1,602, and the aggregate intrinsic value of options exercisable was $1,603.

         Stock  Transactions

         During the period January 1, 2006 through January 20, 2006, the Company purchased 129 shares at the cost of $386. During the thirteen and twenty-six weeks ended July 1, 2006, the Company received $38 from the exercise of 20 options.

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

Transfer of Production Facilities

In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, Pennsylvania facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility ceased operations on July 21, 2005. As part of our arrangement with Kemps and H. P. Hood, we initially agreed to move our production to the H. P. Hood facility in Suffield, Connecticut. After some preliminary trial production, we determined that the Suffield facility did not satisfy all of our manufacturing requirements. Based on this conclusion, we relocated the production of most of our frozen dessert products to the Ellsworth Ice Cream Company facilities in New York and Vermont. We also began production of some of our frozen dessert products at Kemps Foods' facility in Minnesota as well. To date, we have not encountered any material problems in the transfer of production to these new sites, which transfer was completed in February 2006. We took steps to build inventory at our former facility prior to its close to maintain our levels of sales service during this transition period, and accordingly, our inventory levels were significantly higher than normal at December 31, 2005 and July 1, 2006. We expect that our inventory levels will be higher than our historical levels during the remainder of the fiscal year.

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

Results of Operations

Thirteen Weeks Ended July 1, 2006
Compared with Thirteen Weeks Ended July 2, 2005
-----------------------------------------------

Net sales for the thirteen weeks ended July 1, 2006 were $5,575,000, an increase of $484,000, or 9%, from the sales level realized for the thirteen weeks ended July 2, 2005. Sales were up for all product and customer categories. Our gross profit in the current period increased by $118,000 to $1,553,000 reflecting the higher level of sales. Our gross profit percentage for the period ending July 1, 2006 was 28%, unchanged from the period ending July 2, 2005.

Our cost of sales during the quarter continued to be adversely and consistently impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation in the United States, increased freight expenses and increased cost of petroleum based products. Freight out expense, a significant part of our cost of sales, increased by $152,000, or 53%, to $437,000 for the thirteen weeks ended July 1, 2006 compared with $285,000 for the thirteen weeks ended July 2, 2005. We anticipate that freight out expense will remain at its current high level or increase further during the foreseeable future. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. However, there is no assurance that such substitutions will ever fully offset the significant cost increases that we continue to incur.

Selling expenses increased by 31% to $357,000 for the current fiscal quarter compared with $271,000 for the comparable period in 2005. This increase is due primarily to an increase in commission expense of $16,000 and an increase in outside warehouse expense of $85,000 resulting from the large increase in our finished goods inventory. We expect our outside warehouse expense to remain significantly higher than our historical levels due to the higher inventory balances that we expect to maintain. The higher level of inventory balances are also the result of changes in our frozen dessert co-packaging arrangements. We are now responsible for maintaining the majority of the frozen dessert finished goods inventory. Under our prior arrangement, the majority of our frozen dessert finished goods inventory was owned by the co-packer.

Marketing expenses increased by $35,000 to $185,000 in the fiscal 2006 period due principally to a $33,000 increase in television and radio advertising expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $110,000 for the thirteen weeks ended July 1, 2006 compared to $90,000 for the comparable period in 2005. This increase was primarily due to an increase in payroll expense.

General and administrative expenses decreased to $415,000 for the current quarter compared with $430,000 for the comparable period in 2005 due primarily to a decrease in professional fees and outside services.

There was no interest income for the current fiscal quarter as compared with $1,000 for the comparable period in 2005.

The decrease in income tax expense in the second quarter of 2006 to $190,000 from $208,000 in the second quarter of 2005 reflects a slight decrease in operating profit in 2006. The effective tax rate was relatively consistent in both periods.

Twenty-Six Weeks Ended July 1, 2006
Compared with Twenty-Six Weeks Ended July 2, 2005
-------------------------------------------------

Net sales for the twenty-six weeks ended July 1, 2006 were $10,162,000, an increase of $831,000, or 9%, from the sales level realized for the twenty-six weeks ended July 2, 2005. Sales were up for all product and customer categories. Partially as a result of the increase in sales, our gross profit in the current period increased by $100,000, or 4%, to $2,747,000. Our gross profit percentage decreased to 27% for the period ending July 1, 2006 compared to 28% for the period ending July 2, 2005.

Our cost of sales during the period continued to be adversely and consistently impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States, increased freight expenses and increased cost of petroleum based products. Our freight out expense for the period ending July 1, 2006 increased to $850,000 from $539,000 in the comparable twenty-six week period in 2005. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. However, there is no assurance that such substitutions will ever fully offset the significant cost increases that we continue to incur.

Selling expenses increased by 37% to $709,000 for the current twenty-six week period compared with $516,000 for the comparable period in 2005. This increase was due primarily to increases in outside warehouse rental expense of $177,000 resulting from the increase in finished goods inventory and commission expenses of $35,000 due to the increase in sales for the current twenty-six week period. These increases were partially offset by a decrease in travel and entertainment expense of $31,000. We expect our outside warehouse expense to remain significantly higher than our historical levels due to the higher inventory balances that we expect to maintain. The higher level of inventory balances are also the result of changes in our frozen dessert co-packaging arrangements. We are now responsible for maintaining the majority of the frozen dessert finished goods inventory. Under our prior arrangement, the majority of our frozen dessert finished goods inventory was owned by the co-packer.

Marketing expenses decreased by $32,000 to $353,000 in the current twenty-six week period due principally to decreases in expenses for magazine advertising of $47,000, point of sale materials of $36,000 and promotions of $16,000, which were partially offset by an increase in television and radio advertising of $52,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $219,000 for the twenty-six weeks ended July 1, 2006 compared to $209,000 for the comparable period in 2005. This increase was mainly attributable to an increase in payroll expense.

General and administrative expenses decreased to $849,000 for the current twenty-six week period compared with $914,000 for the comparable period in 2005 due primarily to a decrease in travel and entertainment expenses of $36,000 and a decrease in professional fees and outside services of $75,000. These cost decreases were partially offset by an increase in payroll costs of $15,000 and stock option compensation costs of $13,000.

There was no interest income for the twenty-six weeks ended July 1, 2006 as compared with $3,000 for the comparable period in 2005.

The decrease in income tax expense in the 2006 twenty-six week period to $251,000 from $263,000 in the 2005 twenty-six week period reflects the slightly lower operating profit in 2006. The effective tax rate was relatively consistent in both periods.

Liquidity and Capital Resources

As of July 1, 2006, we had approximately $737,000 in cash and cash equivalents and our working capital was approximately $3.7 million.

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

The following table summarizes our cash flows for the periods presented:

                                     Twenty-six Weeks  Twenty-six Weeks
                                    ended July 1, 2006 ended July 2, 2005
                                    ------------------ ------------------
Net cash flows from operating
activities.....................         $(557,000)       $(171,000)
Cash flows from
  investing activities.........                --               --
Net cash from
  financing activities.........            38,000          (18,000)
Net change in cash
  and cash equivalents.........           $519,00        $(189,000)

We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Stock Repurchase Program

Our Board of Directors first instituted a share repurchase program in September 2000 which has been increased from time to time. The total number of shares of common stock eligible for purchase under this program is 1,500,000 shares, which may be purchased from time to time in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. Through December 31, 2005, we purchased 1,213,300 shares for $3,785,000, or $3.12 per share. During the period January 1, 2006 through January 20, 2006, we purchased an additional 128,800 shares at the cost of $386,000 bringing the cumulative totals to 1,342,100 shares for a total cost of $4,171,000 or $3.11 per share. There have been no additional stock purchases since January 20, 2006.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of July 1, 2006, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3."
SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The required adoption of SFAS No. 154 had no effect on our financial condition or results of operations.

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

Dependence on Key Customers. During the year ended December 31, 2005 and the twenty-six week period ended July 1, 2006, Trader Joe's, a West Coast based health food supermarket chain, accounted for 20% and 22%, respectively, of our net sales. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 38% of our net sales for the year ended December 31, 2005 and 37% of our net sales for the twenty-six week period ended July 1, 2006. The loss of a substantial portion of our sales to Trader Joe's or these key distributors would have a material adverse affect on our company.

Dependence on Key Suppliers. During the year ended December 31, 2005 and the twenty-six weeks ended July 1, 2006, we purchased approximately 47% and 13%, respectively, of our finished goods from Kemps Foods, our frozen dessert co-packer, and during the same periods, we purchased 14% of our finished goods from Franklin Foods, our Better Than Cream Cheese and Sour Supreme co-packer. During year ended December 31, 2005 and the twenty-six weeks ended July 1, 2006, we purchased approximately 5% and 16%, respectively, of our finished goods from Ellsworth Ice Cream Company. We expect the percentage of finished goods purchased from Ellsworth to increase and from Kemps to decrease during 2006, because we have moved a large part of our production requirements to Ellsworth from Kemps. As a result of these changes, we increased our responsibilities for purchasing certain raw materials during 2005 and 2006 on the behalf of our suppliers, and we also increased our stocking of certain finished goods. We expect these inventories to remain at higher levels during 2006, because of changes in our frozen dessert co-packaging arrangements. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 75), Chief Executive Officer and Steven Kass (age 55), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

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

            None.



Item 3.     Default Upon Senior Securities

            None.



Item 4.     Submission of Matters to a Vote of Shareholders

            During the thirteen week period ended July 1, 2006, we held our Annual Meeting of Shareholders.

            At the meeting, held on June 8, 2006, our shareholders voted for:

            1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2007 Annual Meeting of Shareholders.

                                           For          Withheld       % For
                                           ---          --------       -----
                  David Mintz           5,229,468       101,541        92.77
                  Joseph Fischer        5,223,243        97,666        92.84
                  Aron Forem            5,250,108        80,901        93.14
                  Philip Gotthelf       5,233,308        97,701        92.84
                  Reuben Rapoport       5,249,368        81,641        93.13
                  Franklyn Snitow       5,232,568        98,441        92.83

            2. The ratification of the selection of Amper, Politziner & Mattia, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 30, 2006.

                       For             Against          Abstained          % For
                       ---             -------          ---------          -----
                    5,262,666          51,974            16,368            93.36


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

Date: August 15, 2006