Form 10QSB
period 2006-09-30
TOFUTTI BRANDS INC
filed 2006-11-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 13, 2006 the Issuer had 5,433,467 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX



                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.     Financial Statements

            Condensed Balance Sheets - September 30, 2006
              (Unaudited) and December 31, 2005                               3

            Condensed Statements of Income -
               Thirteen and Thirty-Nine Week Periods
              ended September 30, 2006 and October 1, 2005  (Unaudited)       4

            Condensed Statements of Cash Flows -
              Thirteen and Thirty-Nine Week Periods
              ended September 30, 2006 and October 1, 2005  (Unaudited)       5

            Notes to Condensed Financial Statements                           6

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               11

Item 3.     Controls and Procedures                                          19

Part II - Other Information:

Item 1.     Legal Proceedings                                                20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 3.     Defaults Upon Senior Securities                                  20

Item 4.     Submission of Matters to a Vote of Shareholders                  20

Item 5.     Other Information                                                20

Item 6.     Exhibits                                                         20

            Signatures                                                       22

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                September 30,    December 31,
                                                                    2006            2005
                                                                -------------    ------------
                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                     $     24         $1,256
     Accounts receivable (net of allowance for
        doubtful accounts of $345 and $291, respectively)             2,234          2,643
     Inventories                                                      2,420          2,045
     Prepaid expenses                                                    15             51
     Deferred income taxes                                              478            577
                                                                        ---            ---
                  Total current assets                                5,171          6,572
Fixed assets (net of accumulated depreciation
        of $18 and $10, respectively)                                    30             34
Other assets                                                             16             16
                                                                         --             --
                  Total assets                                       $5,217         $6,622
                                                                     ======         ======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                  $604         $1,442
     Accrued expenses                                                    86            479
     Accrued officers' compensation                                     200            500
     Income taxes payable                                               281            478
                                                                        ---            ---
                  Total current liabilities                           1,171          2,899
                                                                      -----          -----

Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                          --             --
Common stock- par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,433,467 shares at September 30, 2006
         and 5,542,267 shares at December 31, 2005                       54             55
     Additional paid-in capital                                          38             --
     Retained earnings                                                3,954          3,668
                                                                      -----          -----
                  Total stockholders' equity                          4,046          3,723
                                                                      -----          -----
                  Total liabilities and stockholders' equity         $5,217         $6,622
                                                                     ======         ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                 Thirteen        Thirteen       Thirty-nine     Thirty-nine
                                weeks ended     weeks ended     weeks ended     weeks ended
                              Sept. 30, 2006   Oct. 1, 2005   Sept. 30, 2006   Oct. 1, 2005
                              --------------   ------------   --------------   ------------
Net sales                        $ 4,948         $ 4,115         $15,110         $13,446
Cost of sales                      3,442           3,095          10,757           9,778
                                 -------         -------         -------         -------
         Gross profit              1,506           1,020           4,353           3,668
                                 -------         -------         -------         -------

Operating expenses:
    Selling                          385             301           1,119             817
    Marketing                         90             117             443             502
    Research and development         129             105             347             314
    General and administrative       465             426           1,389           1,340
                                 -------         -------         -------         -------
                                   1,069             949           3,298           2,973
                                 -------         -------         -------         -------

Operating income                     437              71           1,055             695

Interest income                       --               3              --               6
                                 -------         -------         -------         -------
Income before income taxes           437              74           1,055             701

Income taxes                         150              31             401             295
                                 -------         -------         -------         -------

Net income                       $   287         $    43         $   654         $   406
                                 =======         =======         =======         =======

Weighted average common shares
   outstanding:
         Basic                     5,433           5,600           5,434           5,622
                                 =======         =======         =======         =======
         Diluted                   5,987           6,179           5,993           6,205
                                 =======         =======         =======         =======

Net income per share:
         Basic                   $  0.05         $  0.01         $  0.12         $  0.07
                                 =======         =======         =======         =======
         Diluted                 $  0.05         $  0.01         $  0.11         $  0.07
                                 =======         =======         =======         =======



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                    Thirty-nine      Thirty-nine
                                                       weeks            weeks
                                                       ended            ended
                                                  Sept. 30, 2006    Oct. 1, 2005
                                                  --------------    ------------

Cash flows used in operating activities, net         $  (884)        $   (49)

Cash flows from investing activities                      --              --

Cash flows used in financing activities, net            (348)           (232)
                                                     -------         -------
       Net change in cash and cash equivalents        (1,232)           (281)

Cash and cash equivalents at beginning of period       1,256           2,199
                                                     -------         -------

Cash and cash equivalents at end of period           $    24         $ 1,918
                                                     =======         =======

Supplemental cash flow information:
              Income taxes paid                      $   436         $   170
                                                     =======         =======






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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements for the year ended December 31, 2005. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week and thirty-nine week periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in the Company's accounting policies during the period ended September 30, 2006 from those in effect at December 31, 2005, except for the adoption of SFAS No. 123R - see Note 6. Certain prior period amounts have been reclassified to conform to the present period presentation.

Note 3:  Inventories

         The composition of inventories is as follows:

                                             September 30,         December 31,
                                                 2006                  2005
                                                 ----                  ----

            Finished products                   $1,590                $1,258
            Raw materials and packaging            830                   787
                                                ------                ------
                                                $2,420                $2,045
                                                ======                ======

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



The following table sets forth the computation of basic and diluted earnings per share:

                                                      Thirteen Weeks       Thirteen Weeks     Thirty-nine Weeks    Thirty-nine Weeks
                                                          Ended                 Ended               Ended                Ended
                                                      Sept. 30, 2006        Oct. 1, 2005        Sept. 30, 2006        Oct. 1, 2005
                                                      --------------        ------------        --------------        ------------
Numerator
  Net income-basic...............................          $287                  $43                  $654                 $406
                                                           ====                  ===                  ====                 ====
  Net income-diluted.............................          $287                  $43                  $654                 $406
                                                           ====                  ===                  ====                 ====

Denominator
  Denominator for basic earnings per share
     weighted average shares ....................         5,433                5,600                5,434                 5,622
  Effect of dilutive securities
     stock options...............................           554                  579                  559                   583
                                                            ---                  ---                  ---                   ---
  Denominator for diluted earnings per share              5,987                6,179                5,993                 6,205
                                                          =====                =====                =====                 =====

  Earnings per share
    Basic........................................         $0.05                $0.01                $0.12                 $0.07
                                                          =====                =====                =====                 =====
    Diluted......................................         $0.05                $0.01                $0.11                 $0.07
                                                          =====                =====                =====                 =====

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


Note 6: Stock Transactions

         Stock-Based Compensation

         On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors with such fair value being recognized as an expense over the estimated service period. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Prior to January 1, 2006, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to members of the Board of Directors under the Company's stock option plans were recorded under SFAS No. 123, which is a method similar to those for employees of the Company.

         Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the thirty-nine weeks ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. The compensation cost recognized for the thirteen and thirty-nine weeks ended September 30, 2006 was an additional $0 and $19, respectively, of expense (recorded in general and administrative expenses) related to the unvested portion of previously granted awards that were outstanding as of the date of adoption and for those options granted during fiscal 2006. The pro forma amount recorded under SFAS 123, "Accounting for Stock-Based Compensation" for the thirteen and thirty-nine weeks ended October 1, 2005 is deminimus, therefore the pro forma impact of stock-based compensation for the thirteen and thirty-nine week periods ended October 1, 2005 is not presented.

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


                                               Thirty-Nine Weeks Ended
                                                Sept. 30,     Oct. 1,
                                                  2006          2005
                                             ------------   -----------
Dividend yield                                         0%            0%
Expected volatility                                   28%           28%
Risk-free interest rate                             4.85%         3.89%
Expected life of options (in years)                    5             5
Weighted-average grant-date fair value         $    2.90      $   3.15


         The assumptions above are based on multiple factors, including historical patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of our stock price.

         At September 30, 2006, there was $11 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.4 years.

         The following table represents stock option activity for the thirty-nine weeks ended September 30, 2006:

                                                                                   Weighted-
                                                                   Weighted-         Average
                                                                     Average        Contract
                                                     Number of      Exercise            Life
                                                        Shares         Price      (in years)
                                                     ---------     ---------      ----------
Outstanding options at beginning of period                855      $   1.00           2.2
Granted                                                    16          2.90           4.8
Exercised                                                 (20)         1.90           1.9
Forfeited                                                  --            --            --
                                                     --------      --------
Outstanding options at end of period                      851      $   1.02           1.9
                                                     ========      ========
Outstanding exercisable options at end of period          833      $   0.98           1.8
                                                     ========      ========


         Shares available for future stock option and restricted share grants to employees and directors under existing plans were none and 84, respectively, at September 30, 2006. The aggregate intrinsic value of all options outstanding as of September 30, 2006 was $1,543, and the aggregate intrinsic value of options exercisable was $1,547.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         Stock  Transactions

         During the period January 1, 2006 through January 20, 2006, the Company purchased and retired 129 shares at a cost of $386, and since that time, no shares have been purchased. During the thirteen and thirty-nine weeks ended September 30, 2006, the Company received $38 from the exercise of options to acquire 20 shares.

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

Transfer of Production Facilities

In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, Pennsylvania facility that had produced our non-dairy frozen dessert products for the past twenty years. The Lancaster facility ceased operations on July 21, 2005. As part of our arrangement with Kemps and H. P. Hood, we initially agreed to move our production to the H. P. Hood facility in Suffield, Connecticut. After some preliminary trial production, we determined that the Suffield facility did not satisfy all of our manufacturing requirements. Based on this conclusion, we relocated the production of most of our frozen dessert products to the Ellsworth Ice Cream Company facilities in New York. We also began production of some of our frozen dessert products at Kemps Foods' facility in Minnesota as well. To date, we have not encountered any material problems in the transfer of production to these new sites, which transfer was completed in February 2006. However, we expect that our inventory levels will be higher than our historical levels during the remainder of the fiscal year, because we are now responsible for maintaining the majority of the frozen dessert finished goods inventory. Under our prior arrangement, the majority of our frozen dessert finished goods inventory was owned by the co-packer.

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not accrue interest on accounts receivable past due.

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

Results of Operations

Thirteen Weeks Ended September 30, 2006
Compared with Thirteen Weeks Ended October 1, 2005
--------------------------------------------------

Net sales for the thirteen weeks ended September 30, 2006 were $4,948,000, an increase of $833,000, or 20%, from the sales level realized for the thirteen weeks ended October 1, 2005. Sales were up for all product and customer categories as a result of better inventory stocking position (during 2005, we had been facing stock outs associated with the transfer of our production facilities) and a more aggressive marketing and promotions program. Our gross profit in the current period increased by $486,000 to $1,506,000 reflecting the higher level of sales. Our gross profit percentage for the period ending September 30, 2006 was 30%, compared to 25% for the period ending October 1, 2005. Our gross profit percentage increased because of price increases instituted in fiscal 2006 and improvement in the production of certain products, which resulted in better yields, less waste and lower material costs.

Our cost of sales during the quarter continued to be adversely and consistently impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation in the United States, increased freight expenses and increased cost of petroleum based products. Freight out expense, a significant part of our cost of sales, increased by $126,000, or 47%, to $394,000 for the thirteen weeks ended September 30, 2006 compared with $266,000 for the thirteen weeks ended October 1, 2005. We anticipate that freight out expense will remain at its current high level or increase further during the foreseeable future. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. However, there is no assurance that such substitutions will ever fully offset the significant cost increases that we continue to incur.

Selling expenses increased by 28% to $385,000 for the current fiscal quarter compared with $301,000 for the comparable period in 2005. This increase is due primarily to an increase in outside warehouse expense of $90,000 resulting from the large increase in our finished goods inventory, which was partially offset by modest decreases in travel, entertainment and commission expenses. We expect our outside warehouse expense to remain significantly higher than our historical levels due to the higher inventory balances that we are maintaining as the result of changes in our frozen dessert co-packaging arrangements. We are now responsible for maintaining the majority of our frozen dessert finished goods inventory. Under the arrangement we had before we transferred our production facilities, which was completed in the first quarter of 2006, the majority of our frozen dessert finished goods inventory had been owned by the co-packer.

Marketing expenses decreased by $27,000 to $90,000 in the fiscal 2006 period due principally to decreases of $31,000 and $15,000 in artwork and plates expense (higher in 2005 due to package updating in the 2005 period) and promotions expense, respectively, which were partially offset by an increase in television and radio advertising expense of $25,000, as we began certain targeted marketing programs in markets with higher concentrations of customers.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $129,000 for the thirteen weeks ended September 30, 2006 compared to $105,000 for the comparable period in 2005. This increase was primarily due to an increase in payroll expense and lab costs and supplies.

General and administrative expenses increased to $465,000 for the current quarter compared with $426,000 for the comparable period in 2005 due primarily to increases in salaries and public relations expenses.

The increase in income tax expense in the third quarter of 2006 to $150,000 from $31,000 in the third quarter of 2005 reflects the increase in operating profit in 2006. The effective tax rate was 34% in the 2006 period compared to 44% in the 2005 period. The decrease in the effective tax rate was caused primarily by a decrease in certain permanent differences.

Thirty-Nine Weeks Ended September 30, 2006
Compared with Thirty-Nine Weeks Ended October 1, 2005
-----------------------------------------------------

Net sales for the thirty-nine weeks ended September 30, 2006 were $15,110,000, an increase of $1,664,000, or 12%, from the sales level realized for the thirty-nine weeks ended October 1, 2005. Sales were up for all product and customer categories as a result of better inventory stocking position (during 2005, we had been facing stock outs associated with the transfer of our production facilities) and a more aggressive marketing and promotions program. Partially as a result of the increase in sales, our gross profit in the current period increased by $685,000, or 19%, to $4,353,000. Our gross profit percentage was 29% for the period ending September 30, 2006 as compared to 27% for the period ending October 1, 2005. Our gross profit percentage increased because of price increases instituted in fiscal 2006 and improvement in the production of certain products, which resulted in better yields, less waste and lower material costs.

Our cost of sales during the period continued to be adversely and consistently impacted by significant industry-wide increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries and the general economic situation here in the United States, increased freight expenses and increased cost of petroleum based products. Our freight out expense for the period ending September 30, 2006 increased to $1,244,000 from $805,000 in the comparable thirty-nine week period in 2005. In addition to increasing our shipping costs, the high cost of fuel affects the cost of many inventory components we use, particularly packaging. To offset these significant cost increases, we continue to, without compromising quality and taste, replace higher cost ingredients with functionally similar items at significant cost savings. However, there is no assurance that such substitutions will ever fully offset the significant cost increases that we continue to incur.

Selling expenses increased by 37% to $1,119,000 for the current thirty-nine week period compared with $817,000 for the comparable period in 2005. This increase was due primarily to increases in outside warehouse rental expense of $268,000 resulting from the increase in finished goods inventory and commission expenses of $29,000 due to the increase in sales for the current thirty-nine week period. These increases were partially offset by a decrease in travel and entertainment expense of $45,000. We expect our outside warehouse expense to remain significantly higher than our historical levels due to the higher inventory balances that we are maintaining as the result of changes in our frozen dessert co-packaging arrangements. We are now responsible for maintaining the majority of our frozen dessert finished goods inventory. Under the arrangement we had before we transferred our production facilities, which was completed in the first quarter of 2006, the majority of our frozen dessert finished goods inventory had been owned by the co-packer.

Marketing expenses decreased by $59,000 to $443,000 in the current thirty-nine week period due principally to decreases in expenses for magazine advertising of $48,000, point of sale materials of $38,000, artwork and plates of $27,000 and promotions of $32,000, which were partially offset by an increase in television and radio advertising of $77,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $347,000 for the thirty-nine weeks ended September 30, 2006 compared to $314,000 for the comparable period in 2005. This increase was mainly attributable to an increase in payroll expense.

General and administrative expenses increased to $1,389,000 for the current thirty-nine week period compared with $1,340,000 for the comparable period in 2005. These cost increases were the result of an increase in payroll costs of $10,000 and stock option compensation costs of $19,000. These costs were partially offset by a decrease in travel and entertainment expenses of $51,000 and a decrease in professional fees and outside services of $75,000, (higher in 2005 due to the settlement of litigation we had been involved in during fiscal
2005).

There was no interest income for the thirty-nine weeks ended September 30, 2006 as compared with $6,000 for the comparable period in 2005.

The increase in income tax expense in the 2006 thirty-nine week period to $401,000 from $295,000 in the 2005 thirty-nine week period reflects the higher operating profit in 2006. The effective tax rate was relatively consistent in both periods.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $24,000 in cash and cash equivalents and our working capital was approximately $3.9 million. We used $884,000 of cash from operating activities during the thirty-nine weeks ended September 30, 2006 as compared to using $49,000 in the comparable 2005 period, due to the growth of our inventories and the reduction of our accounts payable and accrued compensation. We used $384,000 net cash from financing activities during the thirty-nine weeks ended September 30, 2006, primarily attributable to stock bought back in January 2006 as described below.

The following table summarizes our cash flows for the periods presented:

                                        Thirty-nine               Thirty-nine
                                        Weeks ended               Weeks ended
                                     September 30, 2006         October 1, 2005
                                     ------------------         ---------------
Net cash flows from
  operating activities.........           $(884)                     $(49)
Cash flows from
  investing activities.........              --                        --
Net cash from
  financing activities.........            (348)                     (232)
                                        -------                     -----
Net change in cash
  and cash equivalents.........         $(1,232)                    $(281)
                                        =======                     =====


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

We believe that we will be able to fund our operations with cash generated from operations and from borrowings on our line of credit.

Stock Repurchase Program

Our Board of Directors first instituted a share repurchase program in September 2000 which has been increased from time to time. The total number of shares of common stock eligible for purchase under this program is 1,500,000 shares, which may be purchased from time to time in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. Through December 31, 2005, we purchased 1,213,300 shares for $3,785,000, or $3.12 per share. During the period January 1, 2006 through January 20, 2006, we purchased and retired an additional 128,800 shares at the cost of $386,000 bringing the cumulative totals to 1,342,100 shares for a total cost of $4,171,000 or $3.11 per share. There have been no additional stock purchases since January 20, 2006.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 30, 2006, we did not have any contractual obligations or commercial commitments.

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

In September 2006, the FASB issue SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years.

We are evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

Risk Factors

Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below in addition to the risk factors contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 before investing in our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment. The following provides an update to our previously disclosed risk factors.

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

Dependence on Key Customers. During the year ended December 31, 2005 and the thirty-nine week period ended September 30, 2006, Trader Joe's, a health food supermarket chain, accounted for 20% and 19%, respectively, of our net sales. The loss of a substantial portion of our sales to Trader Joe's would have a material adverse affect on our company.

Dependence on Key Suppliers. During the year ended December 31, 2005 and the thirty-nine week period ended September 30, 2006, we purchased approximately 47% and 11%, respectively, of our finished goods from Kemps Foods, our frozen dessert co-packer, and during the same periods, we purchased 14% of our finished goods from Franklin Foods, our Better Than Cream Cheese and Sour Supreme co-packer. During year ended December 31, 2005 and the thirty-nine week period ended September 30, 2006, we purchased approximately 5% and 17%, respectively, of our finished goods from Ellsworth Ice Cream Company. We expect the percentage of finished goods purchased from Ellsworth to increase and from Kemps to decrease during 2006, because we have moved a large part of our production requirements to Ellsworth from Kemps. As a result of these changes, we increased our responsibilities for purchasing certain raw materials during 2005 and 2006 on the behalf of our suppliers, and we also increased our stocking of certain finished goods. We expect these inventories to remain at higher levels during 2006, because of changes in our frozen dessert co-packaging arrangements. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

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

Date: November 14, 2006