Form 10KSB
period 2006-12-30
TOFUTTI BRANDS INC
filed 2007-03-30
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 1-9009

                               TOFUTTI BRANDS INC.
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

          DELAWARE                                     13-3094658
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 50 JACKSON DRIVE, CRANFORD, NEW JERSEY                                 07016
(Address of principal executive offices)                              (Zip Code)

                                 (908) 272-2400
                           (Issuer's telephone number)

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01 PER SHARE          AMERICAN STOCK EXCHANGE

           SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

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

                               Yes [_]     No [X]

     Issuer's revenues for its most recent fiscal year: $19,465,000

     The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 23, 2007 was $7,701,000.

     As of March 23, 2007, the issuer had 5,653,467 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format

                               Yes [_]     No [X]

                                TABLE OF CONTENTS

PART I                                                                                                 3
   ITEM 1.   DESCRIPTION OF BUSINESS                                                                   4
   ITEM 2.   DESCRIPTION OF PROPERTY                                                                  15
   ITEM 3.   LEGAL PROCEEDINGS                                                                        15
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      15
PART II                                                                                               16
   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 16
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    16
   ITEM 7.   FINANCIAL STATEMENTS                                                                     22
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE     23
   ITEM 8A.  CONTROLS AND PROCEDURES                                                                  23
   ITEM 8B.  OTHER INFORMATION                                                                        25
PART III                                                                                              26
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
   16(A) OF THE EXCHANGE ACT                                                                          26
   ITEM 10.  EXECUTIVE COMPENSATION                                                                   28
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
   MATTERS                                                                                            29
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           31
   ITEM 13.  EXHIBITS                                                                                 31
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                   33
SIGNATURES                                                                                            35

                           FORWARD LOOKING STATEMENTS

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

                                     PART I

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

     Due to the closure of our main frozen dessert manufacturing facility by its owner in July 2005, we concentrated most of our efforts during 2005 and 2006 in securing new production facilities that offered us the same quality, cost and ability to manufacture the same variety of products that we had at our previous principal production facility. As part of that process, we eliminated a number of frozen dessert products that did not fit into our long term plans, both in terms of market acceptance and profitability. The elimination of these products adversely affected our sales in 2006, but when coupled with our new product introductions in 2007, will enhance the visibility of our remaining products and result in increased inventory turnover in 2007. At the end of the fourth quarter of 2006, we introduced two new dessert items, Key Lime Pie Cuties and the no sugar-added Mint by Mintz stick novelty.

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

FROZEN DESSERTS

     o Premium TOFUTTI(R) nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer seven flavors of premium, hard frozen TOFUTTI in pints: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark(R), Vanilla Fudge, Chocolate Cookie Crunch and Better Pecan(R). Premium TOFUTTI soft serve mix is available in three flavors: Vanilla, Chocolate, and Peanut Butter. TOFUTTI in three gallon bulk cans is available in Vanilla, Chocolate Supreme and Vanilla Almond Bark.

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

     o TOFUTTI CUTIES(R), our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Peanut Butter, Mint Chocolate Chip, Wild Berry, or Coffee filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, our TOTALLY VANILLA TOFUTTI CUTIE is vanilla TOFUTTI between two vanilla wafers, while our KEY LIME CUTIE combines tangy lime-flavored TOFUTTI between two vanilla wafers. Using the same vanilla wafers, we have also introduced the WAVE CUTIETM in three different flavors - blueberry, strawberry or chocolate sauce blended with creamy vanilla TOFUTTI.

     o TOTALLY FUDGE POPS(R), CHOCOLATE FUDGE TREATS, AND COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee BARS. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS(TM) have only 30 calories per bar. Both TREATS are ideal for anyone on either a low fat or low carb diet.

     o MINT BY MINTZ are no sugar added stick novelties shaped just like TREATS, with a mint-flavored TOFUTTI center, covered with a thick, dark chocolate coating.

     o TOFUTTI KIDS(TM), a frozen dessert treat aimed at the children's market, are bullet-shaped stick novelties made with creamy premium vanilla TOFUTTI with a taste of our dairy free BETTER THAN CREAM CHEESE added to give them a cheesecake flavor, surrounded with real fruit ice. A multi-pack product, they come in strawberry, orange, and lime flavors in each package.

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

     o SOUR SUPREME(R) is similar in taste and texture to traditional sour cream, but is milk and butterfat free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the benefit of being dairy free. The 12 oz. retail packages are available in Plain and Guacamole. The plain version is also available in 30 lb. bulk boxes. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is sold nationally in most health food stores and select supermarkets.

     o For consumers concerned with their fat and calorie intake, TOFUTTI also offers versions of BETTER THAN CREAM CHEESE AND SOUR SUPREME without partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar and are available in most health food stores. The BETTER THAN CREAM CHEESE comes in plain and cheddar flavors, while the SOUR SUPREME comes in plain and salsa flavors.

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

     o TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. We also sell BLUEBERRY BLINTZES, which have an added blueberry sauce in the cheese center. Our BLINTZES can be served hot, warm, or slightly chilled as a main meal or a snack.

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

     We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Denver, Detroit, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C.

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

     In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country. We distribute our products through forty (40) distributors in the national health food market.

     Our sales to health food distributors in 2006 were $11,956,000, or 61% of total sales, as compared to $10,675,000, or 57% of sales, in 2005. In 2006, sales to Trader Joe's were $4,402,000, or 23% of sales, as compared to $3,686,000, or 20% of sales, in 2005. We also continue to have a strong presence in the kosher market, with sales of $1,293,000, or 7% of sales, in 2006, an increase from sales of $1,237,000, or 7% of sales, in 2005.

     The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years

              FISCAL YEAR ENDED   FISCAL YEAR ENDED
              DECEMBER 30, 2006   DECEMBER 31, 2005
               ---------------    ---------------
                           % OF              % OF
                           TOTAL             TOTAL
               SALES       SALES  SALES      SALES
               ------      -----  ------     -----
                     (DOLLARS IN THOUSANDS)
               ----------------------------------

West Coast     $6,199       32%   $5,498       30%
New England     2,769       14%    2,447       13%
New York        2,689       14%    2,882       15%
Midwest         1,600        8%    1,652        9%
Southeast       1,214        6%    1,074        6%
Florida         1,169        6%    1,328        7%
Mid Atlantic    1,158        6%    1,141        6%
Southwest         646        3%      608        3%

     For the past several years including the greater part of 2006, Eskimo Pie, a wholly-owned subsidiary of Cool Brands International, handled the supermarket distribution of our nondairy frozen dessert products in the metropolitan New York City area and throughout the southeastern United States, mostly in Florida. In November 2006, Eskimo Pie sold their New York City distribution system to Calip Ice Cream, an independent ice cream distributor, and their Florida distribution business to Southwest Traders, a major West Coast food distributor. Both companies, as part of the terms of sale for their respective areas of distribution, assumed the distribution of our nondairy frozen dessert products. In February 2006, Southwest Traders, no longer wishing to distribute ice cream product in Florida, completely shut down their facilities there. At the same time that Southwest terminated their operations in Florida, we transferred over the supermarket distribution of our product in Florida and other mutually agreed to areas of the southeastern United States to Edy's Grand Ice Cream, a subsidiary of the Dreyers Ice Cream Company. The sudden changeover in our distributors in the metropolitan New York City area and Florida contributed significantly to the sales decline in these two geographical regions in 2006.

     During 2006, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Canada, England, Israel, Mexico, and Panama. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors increased to $1,777,000, or 9% of sales, in 2006, as compared to $1,653,000, or 9% of sales, in 2005. Our international sales were adversely impacted by unfavorable economic and political conditions in some of the countries where we sell our products. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

     All of our current products are developed internally in our own laboratory. During the last two years, David Mintz, our Chief Executive Officer, has devoted a substantial amount of time and effort to the development of new products and the reformulation of our current products. In fiscal 2006 and 2005, our product development expenses were $477,000 and $416,000, respectively. These amounts do not include any portion of Mr. Mintz's salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses. All product development costs are expensed as incurred.

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

     All of our products are manufactured by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. We currently utilize seven co-packers. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. With some co-packers, ownership of the products stays with the co-packer until the product is sold. With other co-packers, we are responsible for the purchase of ingredients and packaging used in the manufacture of our products. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer. In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

     In October 2004, H. P. Hood, the parent company of Kemps Foods, Inc., announced it was closing the Kemps' Lancaster, Pennsylvania facility that had produced our non-dairy frozen dessert products for the previous twenty years. The Lancaster facility ceased operations on July 21, 2005. We relocated the production of most of our frozen dessert products to the Ellsworth Ice Cream Company facilities in Saratoga Springs, New York. We also transferred the production of some of our frozen dessert products to Kemps Foods' facility in Minnesota as well. During the fourth quarter of 2006, we ceased manufacturing at the Kemps Foods' facility in Minnesota and moved that frozen dessert production to Leiby's Dairy in Tamaqua, Pennsylvania.

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

     Our United States product labels are subject to regulation by the United States Food and Drug Administration, or the FDA. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Our labels, ingredients and manufacturing processes are subject to inspection by the FDA. We believe that we are in compliance with current labeling requirements and conduct periodic reviews to make certain that such compliance is on-going.

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

     The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of "Trans Fatty Acids" in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule became effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. All the necessary packaging changes were made in a timely fashion.

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

EMPLOYEES

     On December 30, 2006 we employed ten persons on a full-time basis, and on December 31, 2005, we employed nine persons on a full-time basis. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

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

     DEPENDENCE ON KEY SUPPLIERS. We do not produce any of our own products. During the years ended December 30, 2006 and December 31, 2005, we purchased approximately 19% and 5% of our finished goods, respectively, from Ellsworth Ice Cream Company, our frozen dessert co-packer, we purchased 15% and 14% of our finished goods, respectively, from Franklin Foods, our Better Than Cream Cheese and Sour Supreme co-packer, and we purchased approximately 10% and 47% of our finished goods, respectively, from Kemps Foods, our former frozen dessert co-packer. As a result of the changes in arrangements with our co-packers, we increased our responsibilities for purchasing certain raw materials during 2006 on the behalf of our suppliers, and as a result of the transition, we increased our stocking of certain finished goods, raw materials and packaging. Although we believe that there will be no problem in continuing to obtain these finished goods from these companies or alternative sources in the future, any disruption in supply could have a material adverse affect on our company. In addition, we have not had to process such volume of inventory purchases in the past , and we do not yet have sufficient personnel and procedures in place to monitor and process such activities. We are attempting to have our co-packers purchase all ingredients themselves in the future to simplify this process, however, there are no assurances this can be accomplished.

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

     DEPENDENCE ON KEY CUSTOMERS. During the years ended December 30, 2006 and December 31, 2005, Trader Joe's accounted for 23% and 20% of our net sales, respectively. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 58% of our net sales for the years ended December 30, 2006 and December 31, 2005. The loss of a substantial portion of our sales to Trader Joe's would have a material adverse affect on our company.

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

     RELIANCE ON A LIMITED NUMBER OF KEY PERSONNEL. Our success is significantly dependent on the services of David Mintz (age 75), Chief Executive Officer, and Steven Kass (age 55), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

     CONTROL OF THE COMPANY. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 48% of the outstanding shares, permitting him as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

     WE ARE SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. In 2006 approximately 9% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

     COMPLIANCE WITH CORPORATE GOVERNANCE REGULATIONS COULD INCREASE THE COST OF OUR OPERATIONS. As a result of changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, the costs of being a public company in general have increased in recent years. The Sarbanes-Oxley Act of 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. We expect that the on-going implementation of these regulations will further increase our legal compliance costs and will make some activities more time consuming. We are presently evaluating and monitoring regulatory developments and cannot estimate the magnitude of additional costs we may incur as a result of such developments. When we are required to implement Section 404 of the Sarbanes-Oxley Act of 2002, which governs internal controls and procedures for financial reporting, we will need to expend significant management time and financial resources to comply with the applicable requirements. This and other proposed legislation may increase the fees of our professional advisors and our insurance premiums.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $76,000 in 2006. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 30, 2006.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

QUARTER ENDED                                HIGH                   LOW
-------------                                ----                   ---

April 2, 2005                               $3.45                 $3.05
July 2, 2005                                 3.33                  3.10
October 1, 2005                              3.35                  3.00
December 31, 2005                            3.16                  2.90
April 1, 2006                                3.10                  2.75
July 1, 2006                                 3.20                  2.75
September 30, 2006                           2.97                  2.70
December 30, 2006                            3.45                  2.80

     As of March 23, 2007, there were approximately 618 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 1,547 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.

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

     ALLOWANCE FOR INVENTORY OBSOLESCENCE. We are required to state our inventories at the lower of cost or market price. We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to expiration of product shelf life, loss of specific customers or changes in customers' requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers' purchasing requirements to change. These changes could affect our ability to sell our inventory; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

     RECOVERABILITY OF DEFERRED TAX ASSETS. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense.

RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2006 COMPARED WITH FIFTY-TWO WEEKS ENDED DECEMBER 31, 2005

     Net sales for the fifty-two weeks ended December 30, 2006 (fiscal 2006) were the highest ever in the history of Tofutti. For fiscal 2006, net sales were $19,465,000, an increase of $852,000, or 4%, from net sales for the fifty-two weeks ended December 31, 2005 (fiscal 2005), which were $18,613,000.

     Sales increased in all product categories and most customer categories. Sales to several of our major customers were significantly higher than in the corresponding period in fiscal 2005. Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. These sales increases were due to higher volumes of products sold and modest price increases. The sales volume increase was driven by promotional specials and consumer advertising in certain key markets. This increase was partially offset by a loss of sales in a few instances when we were temporarily out of stock of certain items when transferring our frozen dessert production to new facilities and by the replacement of distributors in California and the Southwest.

     Our gross profit in fiscal 2006 increased by $600,000, or 12%, due primarily to the increase in sales. Our gross profit percentage increased to 29% in 2006 from 27% in 2005. In order to improve our gross profit percentage, we initiated a series of price increases that were completed at the end of 2006, and we realized increased manufacturing efficiencies in our new co-packer facilities. Our gross profit percentage continues to be adversely affected by increasing freight expenses. During fiscal 2006, our freight out expense was $1,689,000 as compared to $1,263,000 in fiscal 2005, an increase of $426,000 or 34%. We do not anticipate a significant reduction in the cost of shipping expense as world oil prices show no signs of abating in the foreseeable future. Additionally, the entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the general economic situation here in the United States and the cost of petroleum, from which a number of our packaging items are produced. Although we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2007, our gross profit percentage will not improve materially due to promotional allowances associated with the planned introduction of new products and continued high freight expenses. We also expect ingredient costs for certain key items and packaging costs to continue at their current high levels.

     Selling and warehousing expenses increased by $170,000 to $1,442,000 for fiscal 2006 from $1,273,000 in fiscal 2005. This increase was caused primarily by a $44,000 increase in commissions and a $258,000 increase in outside warehouse rental, which were partially offset by a decrease in travel and entertainment expenses of $53,000 and bad debt expense of $117,000. The increase in outside warehouse rental expense was a result of the build up of finished goods inventory during the transition to our new principal frozen dessert manufacturing facilities to ensure adequate supplies of products during the transition period. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2007 should remain relatively consistent with our expenses in 2006.

     Marketing expenses decreased by $83,000 in fiscal 2006 to $544,000 as compared to $627,000 in fiscal 2005. This decrease is primarily attributable to a $82,000 decrease in expenses for artwork and plates, a $51,000 decrease in magazine and newspaper advertising expense and a $38,000 decrease in point of sale material expense, all of which were offset by an $85,000 increase in television and radio advertising. We expect marketing expenses to remain consistent with fiscal 2006 expenses or increase modestly in fiscal 2007.

     Product development expenses increased to $477,000 in fiscal 2006 as compared to $416,000 in fiscal 2005. The increase was due mainly to an increase in payroll costs of approximately $54,000, due to the hiring of additional personnel. Our management expects that product development costs will remain consistent with fiscal 2006 cost in fiscal 2007.

     General and administrative expenses were $1,988,000 for fiscal 2006 as compared with $2,057,000 for fiscal 2005, a decrease of $69,000 or 3%. The decrease was due primarily to a decrease of $88,000 in legal fees and travel and entertainment expense of $57,000, which were partially offset by an increase in payroll expense of $36,000. Included in our general and administrative expenses for 2006 was $19,000 in stock-based compensation expense as a result of our adoption of SFAS No. 123R. We anticipate that increases in professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2007 primarily because they are associated with the costs required for us to become compliant with the internal controls provisions of The Sarbanes-Oxley Act.

     Overall, total operating expenses in fiscal 2006 increased to $4,451,000, an increase of $78,000, or 2%, from total operating expenses in fiscal 2005.

     Operating income increased by $522,000 to $1,129,000 in fiscal 2006 as compared with $607,000 in fiscal 2005 as a result of the increase in our sales, which resulted in a higher gross profit.

     There was no interest income for the fifty-two week period ended December 30, 2006 as compared with interest income of $9,000 for the fifty-three week period ended December 31, 2005. This was primarily attributable to the lack of excess cash available for investment.

     Income taxes for the current fiscal period were $512,000, or 45% of taxable income, compared to $264,000, or 43% of taxable income, in fiscal 2005. We believe that our effective tax rate will continue to approximate our historical tax rate of 40-43% during fiscal 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2006, our working capital was $3,965,000, an increase of $292,000 from December 31, 2005. Our current and quick acid test ratios, both measures of liquidity, were 3.0 and 1.4, respectively, at December 30, 2006 compared to 2.3 and 1.3 at December 31, 2005. At December 30, 2006, accounts receivable decreased by $559,000 to $2,084,000 from December 31, 2005, reflecting an increase in cash collection in December 2006. Accounts receivable in 2005 also included amounts billed to our co-packers (at cost) for raw material products purchase on their behalf of approximately $340,000. The average number of days needed to collect our receivables in fiscal 2006 was 44 days as compared to 42 days in fiscal 2005. At December 30, 2006, inventories increased to $2,992,000 compared to $2,045,000 at December 31, 2005. The increase in our inventory, reflects the build up of products to have available during the transition to our new production facilities, which was completed in February 2007. Accounts payable decreased by $731,000 to $711,000 at December 30, 2006 from $1,442,000 at December 31, 2005, reflecting a reduction in purchases of ingredients and packaging. Accrued expense decreased by $202,000 to $277,000 at December 30, 2006 from $479,000 at December 31, 2005, reflecting the payment of accrued professional fees associated with the litigation from 2004 in 2006.


         CASH FLOWS                                    YEARS ENDED
                                                   --------------------
                                                 DECEMBER 30, DECEMBER 31,
                                                     2006        2005
                                                   -------      -------
                                                   (DOLLARS IN THOUSANDS)
                                                   --------------------

Net cash (used in) operating activities            $  (619)     $  (642)
Net cash (used in) financing activities               (348)        (301)
Net (decrease) in cash and cash equivalents           (967)        (943)
Cash and cash equivalents at beginning of period     1,256        2,199
Cash and cash equivalents at end of period             289        1,256

     Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,500,000 shares of our common stock at prevailing market prices. From September 2000 through January 1, 2005, we purchased a total of 1,118,700 shares at a total cost of $3,419,000 or $3.05 per share. From January 2, 2005 through December 31, 2005, we purchased an additional 94,600 shares at a cost of $301,000, bringing the cumulative total through December 31, 2005 to 1,213,300 shares for a total cost of $3,785,000 or an average of $3.12 per share. During the period January 1, 2006 through January 20, 2006, we purchased an additional 128,800 shares at a cost of $386,000 an average of $3.00 per share bringing cumulative totals to 1,342,100 shares for a total cost of $4,171,000 or an average of $3.11 per share. We have made no additional stock purchases from January 20, 2006 through the filing date of this report.

     On February 26, 2007, our Board of Directors authorized us to enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring on February 27, 2007,in consideration for a purchase price of $2.3325 per share, reflecting a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007. After subtracting the underlying $.6875 per share exercise price of the options, this resulted in a net buyback price to our company of $1.645 per share, or $287,875. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625), for a combined total purchase cost of $168,750, resulting in a net payment to Mr. Kass of $119,125.

     Because we are now purchasing more of the ingredients and packaging used in the production of our frozen dessert products and maintaining larger finished goods inventories to improve customer service, we have established a $1,000,000 line of credit with Wachovia Bank. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during 2007 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. This agreement will expire on April 30, 2007, but can be renewed for an additional one-year term with the consent of both parties. There can be no assurances that this facility will be extended.

     We have no contractual obligations at December 30, 2006.

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

MARKET RISK

     We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates.

OFF-BALANCE SHEET ARRANGEMENTS

     None.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

Balance Sheets                                                               F-2

Statements of Income                                                         F-3

Statements of Changes in Stockholders' Equity                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                                F-6

                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 30, 2006 and December 31, 2005, and the related statements of income, changes in stockholders' equity and cash flows for the fifty-two weeks ended December 30, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the fifty-two weeks ended December 30, 2006 and December 31, 2005, in conformity with United States generally accepted accounting principles.

The Company adopted the provisions of Statement of Financial Accounting No. 123(R) "Stock Based Compensation" as of January 1, 2006.

                                           /s/ AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey
March 29, 2007

                               TOFUTTI BRANDS INC.
                                 BALANCE SHEETS
               (In thousands, except for share and per share data)

                                                               DECEMBER 30,  DECEMBER 31,
                                                                   2006         2005
                                                                  ------       ------
ASSETS
Current assets:
     Cash and equivalents                                         $  289       $1,256
     Accounts receivable, net of allowance for doubtful
        accounts of $243 and $291, respectively                    2,084        2,643
     Inventories                                                   2,992        2,045
     Prepaid expenses                                                  2           51
     Deferred income taxes                                           558          577
                                                                  ------       ------
                Total current assets                               5,925        6,572
                                                                  ------       ------

Fixed assets (net of accumulated amortization of
        $19 and $14)                                                  29           34
Other assets                                                          16           16
                                                                  ------       ------
                                                                  $5,970       $6,622
                                                                  ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $  711       $1,442
     Accrued expenses                                                277          479
     Accrued officers' compensation                                  500          500
     Income taxes payable                                            472          478
                                                                  ------       ------
                Total current liabilities                          1,960        2,899
                                                                  ------       ------

Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                       --           --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,433,467 shares at December 30,
         2006 and 5,542,267 shares at December 31, 2005               54           55
     Additional paid-in capital                                       56           --
     Retained earnings                                             3,900        3,668
                                                                  ------       ------
                Total stockholders' equity                         4,010        3,723
                                                                  ------       ------
                Total liabilities and stockholders' equity        $5,970       $6,622
                                                                  ======       ======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                              STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                    FIFTY-TWO WEEKS    FIFTY-TWO WEEKS
                                         ENDED             ENDED
                                    DECEMBER 30, 2006  DECEMBER 31, 2005
                                    -----------------  -----------------
Net sales                                $19,465           $18,613
Cost of sales                             13,885            13,633
                                         -------           -------
          Gross profit                     5,580             4,980
                                         -------           -------

Operating expenses:
  Selling and warehousing                  1,442             1,273
  Marketing                                  544               627
  Product development costs                  477               416
  General and administrative               1,988             2,057
                                         -------           -------
                                           4,451             4,373
                                         -------           -------

Operating income                           1,129               607

Interest income                               --                 9
                                         -------           -------
Income before income taxes                 1,129               616

Income taxes                                 512               264
                                         -------           -------

Net income                               $   617           $   352
                                         =======           =======

Weighted average common shares
    outstanding:
   Basic                                   5,432             5,604
                                         =======           =======
   Diluted                                 5,992             6,185
                                         =======           =======

Net income per share:
   Basic                                 $  0.11           $  0.06
                                         =======           =======
   Diluted                               $  0.10           $  0.06
                                         =======           =======

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)

                                    Common Stock               Treasury Stock         Additional                     Total
                               ------------------------    ------------------------     Paid-In      Retained     Stockholders'
                                 Shares        Amount        Shares        Amount       Capital       Earnings       Equity
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balances, January 1, 2005       5,636,867    $       56            --    $       --    $      162    $    3,454    $    3,672
Purchase of treasury stock             --            --        94,600          (301)           --            --          (301)
Retirement of treasury stock      (94,600)           (1)      (94,600)          301          (162)         (138)           --
Net income for period ended
December 31, 2005                      --            --            --            --            --           352           352
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balances, December 31, 2005     5,542,267            55            --            --            --         3,668         3,723
Purchase of treasury stock             --                     128,800          (386)           --            --          (386)
Retirement of treasury stock     (128,800)           (1)     (128,800)          386            --          (385)           --
Stock options exercised            20,000            --            --            --            38            --            38
Stock compensation expense             --            --            --            --            18            --            18
Net income for period ended
December 30, 2006                      --            --            --            --            --           617           617
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balances, December 30, 2006     5,433,467    $       54            --    $       --    $       56    $    3,900    $    4,010
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

                 See accompanying notes to financial statements.

                               TOFUTTI BRANDS INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Fifty-two         Fifty-two
                                                         weeks ended       weeks ended
                                                         December 30,      December 31,
                                                             2006              2005
                                                           -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   617            $   352
   Adjustments to reconcile net income to net
    cash flows (used in)operating activities:
   Amortization                                                  5                  4
   (Recovery of) provision for bad debts                       (57)                72
   Stock compensation expense                                   18                 --
   Deferred taxes                                               19                 16
   Change in assets and liabilities:
       Accounts receivable                                     616             (1,101)
       Inventories                                            (947)            (1,253)
       Prepaid expenses and income taxes                        49                (37)
       Accounts payable and accrued expenses                  (933)             1,230
       Income taxes payable                                     (6)                75
                                                           -------            -------
   Net cash flows (used in) operating activities              (619)              (642)
                                                           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of  stock options                     38                 --
   Purchase of treasury stock                                 (386)              (301)
                                                           -------            -------
   Net cash flows used in financing activities                (348)              (301)
                                                           -------            -------

NET CHANGE IN CASH AND EQUIVALENTS                            (967)              (943)

CASH AND EQUIVALENTS, AT BEGINNING OF PERIOD                 1,256              2,199
                                                           -------            -------
CASH AND EQUIVALENTS, AT END OF PERIOD                     $   289            $ 1,256
                                                           =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                       $   413            $   150
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

FISCAL YEAR - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended on December 30 2006 and December 31, 2005, respectively.

ESTIMATES AND UNCERTAINTIES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, sales promotion accruals and inventory reserves. Actual results could differ from those estimates.

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

The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 31, 2006 is limited.

During each of the years ended December 30, 2006 and December 31, 2005, the Company derived approximately 91% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to one customer representing 23% of net sales during fiscal 2006 and 20% of net sales during fiscal 2005. In addition, a significant portion of the Company's sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 58% and 38% of the Company's net sales for the years ended December 30, 2006 and December 31, 2005. The accounts receivable balance of one customer represented approximately 20% of total accounts receivable at December 30, 2006.

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

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience, shelf life and product demand. The Company periodically reviews inventories and establishes reserves for obsolescence based on forecasted sales and market trend. Management feels that risk beyond the established reserve is limited.

The Company purchased approximately 19% and 5% of its finished products from one supplier, 10% and 47 % from a former supplier, and 15% and 14% of its finished goods from another supplier during the periods ended December 30, 2006 and December 31, 2005, respectively.

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

NET INCOME PER SHARE AND STOCK BASED COMPENSATION - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options. For the periods ended December 30, 2006 and December 31, 2005, stock equivalents of 30,000 shares were excluded from the diluted earnings per share calculations since the effect was anti-dilutive.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

                                                                               Fifty-two        Fifty-two
                                                                                 Weeks            Weeks
                                                                                 Ended            Ended
                                                                               December 30,     December 31,
                                                                                  2006             2005
                                                                                 ------           ------
Net income, numerator, basic and diluted computation                             $  617           $  352
                                                                                 ======           ======

Weighted average shares - denominator basic computation                           5,432            5,604
Effect of dilutive stock options                                                    560              581
                                                                                 ------           ------
Weighted average shares, as adjusted - denominator diluted computation            5,992            6,185
                                                                                 ------           ------
Net income per share:
Basic                                                                            $ 0.11           $ 0.06
                                                                                 ======           ======
Diluted                                                                          $ 0.10           $ 0.06
                                                                                 ======           ======

Through January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense was recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company computed pro forma net income and earnings per share as if the fair value method had been applied. The pro forma net income and net income per share for the period December 31, 2005 was substantially the same as the reported net income for that period.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion 25. The Company adopted SFAS No. 123(R) on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

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

Cash and equivalents, accounts receivable, and accounts payable payable as of December 30, 2006 and December 31, 2005 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments.

FREIGHT COSTS - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,689 and $1,263 during the periods ended December 30, 2006 and December 31, 2005, respectively. Such costs are included in costs of goods sold.

ADVERTISING COSTS - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $137 and $109 during the periods ended December 30, 2006 and December 31, 2005, respectively.

PRODUCT DEVELOPMENT COSTS - Costs of new product development and product redesign are charged to expense as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS - In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140," or SFAS 155, to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, we will adopt SFAS 155 on January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2006. Accordingly, we will adopt SFAS 157 on January 1, 2007. The adoption of SFAS 157 is not expected to have any effect on our financial position and results of operations.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," or SAB 108, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the Staff's previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements for the first fiscal year ending after November 15, 2006. The initial adoption of SAB 108 did not have a material impact on our financial condition and results of operation.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our financial position and results of operations and expect its impact to be less than $150.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

                                    December 30,    December 31,
                                       2006             2005
                                      ------           ------
Finished products                     $2,100           $1,258
Raw materials and packaging              892              787
                                      ------           ------
                                      $2,992           $2,045
                                      ======           ======

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 3: STOCK OPTIONS

The 1993 Stock Option Plan (the "1993 Plan") provides for the grant to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options to key employees and consultants. No grants have been made under the 1993 Plan since 2003. A total of 2,900,000 shares were reserved for issuance under the 1993 Plan. At December 30, 2006, 851,000 shares were subject to outstanding options; and no additional grants may be made under the plan.

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

The following is a summary of stock option activity from January 1, 2005 to December 30, 2006:

                                              INCENTIVE OPTIONS               NON-QUALIFIED OPTIONS
                                           ----------------------           -----------------------
                                                           Weighted                          Weighted
                                                            Average                           Average       Aggregate
                                                           Exercise                          Exercise       Intrinsic
                                           Shares          Price ($)        Shares           Price ($)      Value ($)
                                           -------           ----           -------            ----           -----
Outstanding at  January 1, 2005            805,000           0.90            40,000            2.53
Granted in 2005                                 --             --            10,000            3.14
                                           -------           ----           -------            ----
Outstanding at December 31, 2005           805,000           0.90            50,000            2.65
                                           =======           ====           =======            ====
Granted in 2006                                 --             --            16,000            2.90
Exercised in 2006                               --             --           (20,000)           1.90
                                           -------           ----           -------            ----
Outstanding at December 30, 2006           805,000           0.90            46,000            3.06           1,730
                                           =======           ====           =======            ====           =====
Exercisable at December 31, 2005           805,000             --            10,000              --
                                           =======           ====           =======            ====
Exercisable at December 30, 2006           805,000             --            10,000              --           1,729
                                           =======           ====           =======            ====           =====

In 2005, 10,000 non-qualified stock options were granted to a non-employee director with a fair value at grant date of $3.60, using the following assumptions: Dividend rate = 0%, expected life = 5, risk free interest = 3.89% and volatility = 28%. In 2006, 16,000 non-qualified stock options were granted to two non-employee directors with a fair value at grant date of $1.00, using the following assumptions: Dividend rate = 0%, expected life = 5, risk free interest = 3.89% and volatility = 63%. The intrinsic value of the 20,000 shares exercised during 2006 was approximately $22,000 at the date of the exercise.

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

The following table summarizes information about stock options outstanding at December 30, 2006:

                                    Weighted Average     Weighted
    Range of            Number       Remaining Life      Average           Number
Exercise Prices ($)   Outstanding      (in Years)    Exercise Price($)  Exercisable
-------------------     -------           ----           ------           -------
    0.6875              325,000           0.17           0.6875           325,000
    0.9375               70,000           0.58           0.9375            70,000
    1.0625              410,000           2.25           1.0625           410,000
     3.14                10,000           3.08             3.14            10,000
     3.15                20,000           2.42             3.15            13,333
     2.90                16,000           4.42             2.90             5,333
                        -------                                           -------
  .6875-3.15            851,000           1.37             0.98           833,666
                        =======                                           =======

The aggregate unrecognized stock-based compensation charge at December 30, 2006 is approximately $11,000 expected to be expensed over two years.

NOTE 4: LEASES

The Company's facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company's lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $76 in 2006 and $74 in 2005. The Company's management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5: INCOME TAXES

The components of income tax expense (benefit) for the years ended December 30, 2006 and December 31, 2005 are as follows:

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

                                 Dec. 30,       Dec. 31,
                                   2006           2005
                                   ----           ----

Current:
           Federal                 $401           $193
           State                     92             55
                                   ----           ----
                                    493            248
                                   ----           ----
Deferred:
           Federal                   16             14
           State                      3              2
                                   ----           ----
                                     19             16
                                   ----           ----

Total income tax expense           $512           $264
                                   ====           ====

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company's actual tax expense for the periods ended December 30, 2006 and December 31, 2005 follows:

                                                          Dec. 30,      Dec. 31,
                                                           2006           2005
                                                           ----           ----

Income tax expense computed at federal statutory rate      $384           $209
Permanent and other items                                    10             19
Under-accrual of prior year                                  57             --
State income taxes, net of federal income tax benefit        61             36
                                                           ----           ----
                                                           $512           $264
                                                           ====           ====

Deferred tax asset at December 30, 2006 and December 31, 2005 consist of the following components:

                                         Dec. 30,      Dec. 31,
                                          2006           2005
                                          ----           ----

Allowance for doubtful accounts           $ 97           $116
Inventory                                  261            261
Accruals and reserves                      200            200
                                          ----           ----
Deferred tax asset                        $558           $577
                                          ====           ====

                               TOFUTTI BRANDS INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 7: RELATED PARTY TRANSACTIONS

On February 26, 2007, the Board of Directors authorized the Company enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring on February 27, 2007, at a purchase price of a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007, or $2.3325 per share. After subtracting the underlying cost of the options, $.6875, this resulted in a net buyback price to the Company of $1.645 per share, or $287,875.

Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625), for a combined total purchase cost of $168,750, resulting in a net payment to Mr. Kass of $119,125.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or Disclosure Controls, and our internal controls and procedures for financial reporting, or Internal Controls. This evaluation, or the controls Evaluation, was done under the supervision and with the participation of our chief executive officer and principal financial officer. Rules adopted by the Securities and Exchange Commission, or the SEC, require that in this section of our Annual Report we present the conclusions of our chief executive officer and the principal financial officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of their evaluation.

     Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

     Scope of the Controls Evaluation. The evaluation performed by our chief executive officer and principal financial officer of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by our company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     (b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. On March 26, 2007, our independent registered accounting firm Amper, Politziner & Mattia, P.C., or AP&M, preliminarily informed us and our Audit Committee that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) principally resulting from the increased volumes of transactions necessitated when we were forced to change our co-packers, and the change in the processing environment from obtaining finished inventory from a turnkey supplier to an environment of having to purchase raw materials, packaging and processing from a variety of vendors AP&M noted:

     o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

     o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

     o There are no formal documented closing and reporting calendar and checklists.

     o    Minutes of Board of Directors' meetings are inadequately maintained.

     It is our intention to increase the staffing level of the accounting department as demands on our accounting staff increase.

     In accord with SEC requirements, our chief executive officer and principal financial officer each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, our Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusions. Based upon the Controls Evaluation, our chief executive officer and principal financial officer have each concluded that, given the current lack of resources, our Disclosure Controls are currently not sufficiently effective to ensure that all material information relating to us is made known to management, including the chief executive officer and principal financial officer, particularly during the periods when our periodic reports are being prepared and as of the fiscal reporting period ended December 30, 2006. Our chief executive officer and principal financial officer also concluded that our Disclosure Controls are currently not sufficiently effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for such deficiencies is the need to engage additional accounting personnel because of the change in our business model. We intend to take action to hire additional staff and develop adequate policies and procedures with the enhanced staff to ensure that adequate Disclosure Controls are in place to allow for effective and timely management and reporting.

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

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

NAME               AGE        POSITION
----               ---        --------

David Mintz         75        Chairman of the Board of Directors,
                              Chief Executive Officer
Steven Kass         55        Chief Financial Officer, Secretary and Treasurer
Joseph Fischer      67        Director
Aron Forem          52        Director
Philip Gotthelf     54        Director
Reuben Rapoport     78        Director
Franklyn Snitow     60        Director

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

     Aron Forem has been a director since 2000. Since 1980, he has been the president of Wuhl Shafman Lieberman Corp., located in Newark, New Jersey, which is one of the largest produce wholesalers in the Northeastern United States.

     Philip Gotthelf has been a director since 2006. He has been President of EQUIDEX Incorporated, a registered Commodity Trading Advisor, and EQUIDEX Brokerage Group, a registered Introducing Broker, since 1985. He has also been publisher of the COMMODEX System and COMMODITY FUTURES FORECAST Service since 1975 and has authored several financial books for Probus/McGraw Hill, McGraw Hill and John Wiley & Sons.

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

AUDIT COMMITTEE FINANCIAL EXPERT

     The Audit Committee of the Board of Directors is comprised of Mr. Fischer, who serves as chairman, Mr. Forem and Mr. Gotthelf. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Joseph Fischer is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

     To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2006 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2006 totaled $100,000 or more:

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                            Long Term Compensation
                              -------------------------------------------    ------------------------------------
                                                                                    Awards              Payouts
                                                                             ------------------------  ----------
                                                                                            Securities
                                                              Other Annual   Restricted     Underlying    LTIP
    Name and Principal                                        Compensation  Stock Award(s)   Options/   Payouts      All Other
         Position             Year   Salary ($)    Bonus ($)       ($)          ($)          SARs (#)     ($)      Compensation ($)
         --------             ----   ----------    ---------   ----------    ----------      --------  ---------- ----------------

David Mintz,                  2006   450,000       350,000(1)      --            --           --          --           --
Chief Executive Officer       2005   450,000       350,000(2)      --            --           --          --           --
  and Chairman of the Board   2004   306,000       350,000(3)      --            --           --          --           --
Steven Kass,                  2006   125,000       150,000(1)      --            --           --          --           --
Chief Financial Officer,      2005   125,000       150,000(2)      --            --           --          --           --
  Secretary and Treasurer     2004   127,000       150,000(3)      --            --           --          --           --

----------

(1)  Accrued at year end and payable on or about May 1, 2007

(2)  Accrued at year end and paid on or about April 3, 2006.

(3)  Accrued at year end and paid on or about April 1, 2005.

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

     Mr. Snitow and Mr. Forem did not receive any cash remuneration for their services as directors in the last three years. Mr. Fischer received $3,500 in 2005 and $0 in 2006, respectively, for his services as director. Mr. Gotthelf received $0 in 2006 for his services as director.

STOCK OPTIONS

     Neither of the officers named above in the Summary Compensation Table received a grant of stock options nor exercised stock options in our last fiscal year.

     The following table provides information concerning stock options held in 2006 by each of the executive officers named above in the Summary Compensation Table.


       OPTION/STOCK APPRECIATION RIGHTS OR SAR GRANTS IN LAST FISCAL YEAR

                                                Individual Grants
-------------------------------------------------------------------------------------------------------------------------------
                                Number of Securities          % of Total Options/SARs
                              Underlying Options/SARs     Granted to Employees in Fiscal    Exercise or Base      Expiration
          Name                      Granted (#)                        Year                   Price ($/Sh)           Date
--------------------------    -----------------------     ------------------------------    ----------------     --------------
David Mintz,
Chief Executive Officer
and Chairman of the Board                 --                         $  --                         --                   --

Steven Kass,
  Chief Financial
Officer, Secretary and
Treasurer                            795,000(E)                          0                   $714,062(E)(1)        3/18/09

----------

(E) Exercisable options. See discussion in Liquidity and Capital Resources regarding the exercise of 395,000 stock options in February 2007.

(1) Calculated by subtracting option exercise price from year-end market price of $3.05 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following tables set forth as of March 23, 2007 certain information regarding the ownership of our common stock, $.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.


                              Name and                                      Amount and
Title of Class       Address of Beneficial Owner(1)                  Nature of Beneficial Owner(2)      Percent of Class(3)
--------------      -------------------------------                  -----------------------------      -------------------
Common Stock        David Mintz                                              2,630,440                        46.5%
Common Stock        Financial & Investment Management Group, Ltd.              782,600(4)                     13.8%
Common Stock        Steven Kass                                                620,000(5)                     10.2%

(1) The address of Messrs. Mintz, Kass, Fischer, Gotthelf and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 23, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)  Based on 5,653,467 shares issued and outstanding as of March 23, 2007.

(4) Based on the information contained in a Schedule 13G filed by the Financial & Investment Management Group, Ltd. filed February 7, 2007. The address of the Financial & Investment Management Group, Ltd. is 111 Cass Street, Traverse City, MI 49684.

(5) Includes 400,000 shares issuable upon the exercise of currently exercisable stock options.

                        SECURITY OWNERSHIP OF MANAGEMENT.

                            Name and                          Amount and
Title of Class     Address of Beneficial Owner(1)     Nature of Beneficial Owner(2)      Percent of Class(3)
--------------     ------------------------------     -----------------------------      -------------------

Common Stock       David Mintz                               2,630,440                       46.5%
Common Stock       Steven Kass                                 620,000(4)                    10.2%
Common Stock       Reuben Rapoport                              85,000                        1.5%
Common Stock       Franklyn Snitow                              71,500                        1.3
Common Stock       Aron Forem                                        0                          *
Common Stock       Joseph Fischer                               15,333(5)                       *
Common Stock       Philip Gotthelf                               3,333(6)
Common Stock       All Executive Officers and
                     Directors as a group (7
                     persons)                                3,425,606(7)                    56.4%

----------

*    Less than 1%.

(1) The address of Messrs. Mintz, Kass, Fischer, Gotthelf and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 23, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)  Based on 5,653,467 shares issued and outstanding as of March 23, 2007.

(4) Includes 400,000 shares issuable upon the exercise of currently exercisable stock options.

(5) Includes 10,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 3,333 shares issuable upon the exercise of currently exercisable stock options.

(7) Includes 418,666 shares issuable upon the exercise of currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The law firm of Snitow Kanfer Holtzer & Millus, LLP, of which one of directors, Franklyn Snitow, is a partner, represented us in our legal action against a candy manufacturer. During the fiscal years ended December 31, 2005 and December 30, 2006, we paid $47,000 and $0, respectively, in legal fees to Snitow Kanfer Holtzer & Millus, LLP.

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

23.1      Consent of Amper, Politziner & Mattia, P. C.

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

----------

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

                                           Year Ended
                        -----------------------------------------------
                             December 30,              December 31,
                                2006                      2005
                        ---------------------      --------------------
Services Rendered        Fees       Percentages      Fees     Percentages
-----------------       -------       -------      -------      -------

Audit Fees (1)          $69,000          100%      $66,000          100%
Audit-related Fees           --           --            --           --
Tax Fees                     --           --            --           --
All Other Fees               --           --            --           --
                        -------      -------       -------      -------
Total                   $69,000          100%      $66,000          100%
                        =======      =======       =======      =======

----------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

                                                     TOFUTTI BRANDS INC.
                                                     (Registrant)


                                                     /s/ David Mintz
                                                     ---------------
                                                     David Mintz
                                                     Chairman of the Board and
                                                     Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this amended Report has been signed below on March 30, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ David Mintz
---------------
David Mintz
Chairman of the Board
and Chief Executive Officer


/s/ Steven Kass
---------------
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer


/s/ Aron Forem
--------------
Aron Forem
Director


/s/ Reuben Rapoport
-------------------
Reuben Rapoport
Director


/s/ Franklyn Snitow
-------------------
Franklyn Snitow
Director


/s/ Joseph Fischer
------------------
Joseph Fischer
Director


/s/ Philip Gotthelf
-------------------
Philip Gotthelf
Director

                                  EXHIBIT INDEX


EXHIBIT

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

23.1      Consent of Amper, Politziner & Mattia, P. C.

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

----------

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

----------

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