Form 10QSB
period 2007-03-31
TOFUTTI BRANDS INC
filed 2007-05-15
CIK 730349

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 11, 2007 the Issuer had 5,653,467 shares of Common Stock, par value $.01, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                           Page
                                                                           ----

Part I - Financial Information:

Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 2007
           (Unaudited) and December 30, 2006                               3

         Condensed Statements of Income -
           (Unaudited) - Thirteen Week Periods ended March 31, 2007
           and April 1, 2006                                               4

         Condensed Statements of Cash Flows -
           (Unaudited) - Thirteen Week Periods ended March 31, 2007
           and April 1, 2006                                               5

         Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of  Operations               10

Item 3A. Controls and Procedures                                           15

Part II - Other Information:

Item 1.   Legal Proceedings                                                18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      18

Item 3.   Defaults Upon Senior Securities                                  18

Item 4.   Submission of Matters to a Vote of Shareholders                  18

Item 5.   Other Information                                                18

Item 6.   Exhibits                                                         18

          Signatures                                                       20

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
               (in thousands, except share and per share figures)


                                                               March 31,            December 30,
                                                                 2007                   2006
                                                             -----------            -----------
                                                             (unaudited)
Assets
Current assets:

     Cash and equivalents                                        $  123               $  289
     Accounts receivable, net of allowance for doubtful
        accounts of $258 and $243, respectively                   2,302                2,084
     Inventories                                                  3,211                2,992
     Prepaid expenses                                                 6                    2
     Deferred income taxes                                          558                  558
                                                                 ------               ------
                Total current assets                              6,200                5,925
                                                                 ------               ------

Fixed assets (net of accumulated amortization of
        $20 and $19)                                                 28                   29
Other assets                                                         16                   16
                                                                 ------               ------
                                                                 $6,244               $5,970
                                                                 ======               ======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                            $1,011               $  711
     Accrued expenses                                               137                  277
     Accrued officers' compensation                                 625                  500
     Income taxes payable                                           314                  472
                                                                 ------               ------
                  Total current liabilities                       2,087                1,960
                                                                 ------               ------


Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                    --                   --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,653,467 shares at March 31, 2007
         and 5,433,467 shares at December 30, 2006                   57                   54
     Additional paid-in capital                                     223                   56
     Retained earnings                                            3,877                3,900
                                                                 ------               ------
                 Total stockholders' equity                       4,157                4,010
                                                                 ------               ------
                 Total liabilities and stockholders' equity      $6,244               $5,970
                                                                 ======               ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                                 Thirteen                Thirteen
                                                                  weeks                    weeks
                                                                  ended                    ended
                                                             March 31, 2007            April 1, 2006
                                                             ---------------           -------------
Net sales                                                          $4,846                $4,588
Cost of sales                                                       3,150                 3,393
                                                                    -----                 -----
         Gross profit                                               1,696                 1,195
                                                                    -----                 -----

Operating expenses:
     Selling                                                          440                   353
     Marketing                                                         92                   168
     Stock compensation expense                                       288                     13
     Research and development                                         117                   109
     General and administrative                                       535                   420
                                                                      ---                   ---
                                                                    1,472                 1,063
                                                                    -----                 -----

Income before income taxes                                            224                   132

Income taxes                                                           96                    61
                                                                   ------                 -----

Net income                                                           $128                $   71
                                                                   ======                ======

Weighted average common shares outstanding:
     Basic                                                          5,543                 5,446
                                                                    =====                 =====
     Diluted                                                        5,813                 6,013
                                                                    =====                 =====

Net income per common share:
     Basic                                                          $0.02                 $0.01
                                                                    =====                 =====
     Diluted                                                        $0.02                 $0.01
                                                                    =====                 =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                          Thirteen           Thirteen
                                                            weeks              weeks
                                                            ended              ended
                                                     March 31, 2007       April 1, 2006
                                                     ---------------      -------------
Cash flows from operating activities, net             $  (335)                $  (564)

Cash flows from financing activities, net                 169                    (386)
                                                      -------                 -------
       Net decrease in cash and cash equivalents         (166)                   (950)

Cash and cash equivalents at beginning of period          289                   1,256
                                                      -------                 -------

Cash and cash equivalents at end of period            $   123                 $   306
                                                      =======                 =======

Supplemental cash flow information:
              Income taxes paid                       $   400                 $   163
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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 30, 2006 have been derived from our audited financial statements for the year ended December 30, 2006. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in our accounting policies during the period ended March 31, 2007 from those in effect at December 30, 2006, except for the adoption of FIN 48 - see Note 4.

Note 3:  Recent Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2006. Accordingly, the Company adopted SFAS 157 on December 31, 2006. The adoption of SFAS 157 did not have any effect on the Company's financial position and results of operations.

         In February 2007, FASB Statement No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," was issued. This Statement, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, permits entities to choose to measure many financial instruments and

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that it will have a material impact on the Company's results of operations and financial condition.

Note 4:  Inventories

         The composition of inventories is as follows:

                                                       March 31,    December 30,
                                                         2007          2006
                                                      ----------    ------------

                    Finished products                  $2,381        $2,100
                    Raw materials and packaging           830           892
                                                       ------        ------
                                                       $3,211        $2,992
                                                       ======        ======

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

         In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48 was adopted by the Company on December 31, 2006. The Company assessed the impact of adopting FIN 48 on its financial position and its impact was calculated to be approximately $150, which was recorded as an adjustment to the Company's December 31, 2006 retained earnings, in accordance with the transitional rules of FIN 48. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                              Thirteen Weeks    Thirteen Weeks
                                                   Ended            Ended
                                              March 31, 2007    April 1, 2006
                                              --------------    -------------
 Numerator
   Net income-basic and diluted..............      $128              $71
                                                   ====              ===

 Denominator
   Denominator for basic earnings per share
      weighted average shares ...............      5,543             5,446
   Effect of dilutive securities
      stock options..........................        270              567
                                                     ---              ---
   Denominator for diluted earnings per share      5,813            6,013
                                                   -----            -----

   Earnings per share
     Basic...................................      $0.02            $0.01
                                                   =====            =====
     Diluted.................................      $0.02            $0.01
                                                   =====            =====

Note 8: Stock-Based Compensation

         The Company follows SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis.

         Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost includes compensation cost recognized for all share-based payments granted prior to, but not yet

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

         vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. The compensation cost of the adoption of SFAS 123R was an additional $13 of expense related to the unvested portion of previously granted awards that were outstanding as of the date of adoption for the thirteen weeks ended April 1, 2006 and was included in the Company's condensed statement of income.

         SFAS 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123R for recognition purposes on its effective date.

         During the thirteen weeks ended March 31, 2007, the Company purchased options to acquire 75 shares of common stock from an officer at a net cost of $288. The expense was calculated as the difference between the market price of the Company's common stock on the date of the transaction (less an agreed 25% discount) minus the option exercise price, multiplied by the 175 share. For financial reporting and income tax purposes, the $288 is considered additional compensation.

         The officer in turn used some of the cash received to exercise other options to acquire 220 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169.

         As a result of these transactions, there are 456 options outstanding under the Company's stock option plan with a weighted average exercise price of approximately $1.26. Substantially all of such options are fully vested and have an intrinsic value of approximately $842 at March 31, 2007.

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

Transfer of Production Facilities

Due to the closure of our main frozen dessert manufacturing facility by its owner in July 2005, we continued to focus our efforts during 2006 in securing new production facilities that offered us the same quality, cost and ability to manufacture the same variety of products that we had at our previous principal production facility. During the transition, we had to shift facilities more than once, but have now found satisfactory alternatives. During the fourth quarter of 2006, we moved our frozen dessert production to Leiby's Dairy in Tamaqua, Pennsylvania.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Results of Operations

Thirteen  Weeks Ended March 31, 2007 Compared with
Thirteen Weeks Ended April 1, 2006
----------------------------------

Net sales for the thirteen weeks ended March 31, 2007 were $4,846,000, an increase of $258,000, or 6%, from the sales level realized for the thirteen weeks ended April 1, 2006 due to a modest increase in all product categories.

Our gross profit in the current period increased to $1,696,000 in the 2007 period from $1,195,000 in the 2006 period. Our gross profit percentage also increased to 35% for the period ending March 31, 2007 compared to 26% for the period ending April 1, 2006. The increase in our gross profit and gross profit percentage for the period ended March 31, 2007 resulted primarily from price increases instituted in 2006 being fully in place during the first quarter of this year, a reduction in costs of goods sold due to our ongoing efforts to reduce operating costs, and due to our manufactures gaining experience in producing our products we have been able to increase our yields. These were partially offset by significant industry-wide increases to certain key ingredients and packaging, increased freight expenses and increased costs of petroleum based products. Freight out expense, a significant part of our cost of sales, increased by $58,000, or 19%, to $360,000 for the thirteen weeks ended March 31, 2007 compared with $302,000 for the thirteen weeks ended April 1, 2006.

Selling expenses increased by $87,000 to $440,000 for the current fiscal quarter compared with $353,000 for the comparable period in 2006. This increase was partially due to an increase in outside warehouse expense of $29,000 resulting from an increase in our finished goods inventory. While we expect our outside warehouse expense to decline over the remainder of the fiscal year, it will still be significantly higher than our historical levels expense due to the higher inventory balances that we expect to maintain, as a result of our present practice of purchasing a greater amount of raw materials and packaging due to the change in production facilities. The increase in selling expenses in the 2007 period was also caused by an increase in meetings and convention expense of $39,000 and salary expense of $25,000.

Marketing expenses decreased by $76,000 to $92,000 in the fiscal 2007 period due principally to a $21,000 decrease in television advertising expense, a $28,000 decrease in artwork and plates expense and a $10,000 decrease in public relations expense. The reductions were in part a result of our ongoing efforts to reduce operating costs and partially due to matter of timing as to which expenses fell in the quarter.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $8,000 to $117,000 for the thirteen weeks ended March 31, 2007 from $109,000 for the comparable period in 2006.

Stock compensation expense was $288,000 for the thirteen weeks ended March 31, 2007. In February, we purchased 175,000 stock options from an officer at a net cost of $288,000. The expense was calculated as the difference between the market price of our common stock on the date of the transaction (less an agreed 25% discount) minus the option exercise price, multiplied by the 175,000 options. For financial reporting and income tax purposes, the $288,000 is considered additional compensation. Stock compensation expense was $13,000 for the thirteen weeks ended April 1, 2006, related to our adoption of SFAS 123R on December 31, 2006. The $13,000 represents the compensation cost recognized for all share-based payments granted prior to, but not yet vested on, December 31, 2006. The officer used the cash received to exercise options to acquire 220,000 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169,000.

General and administrative expenses increased by $115,000 to $535,000 for the current quarter compared with $420,000 for the comparable period in 2006 due primarily to a $113,000 increase in salaries principally due to an addition of $100,000 to accrued bonuses for the first quarter of 2007, representing the bonus estimated to be earned to date by management. As of April 1, 2006, management could not determine if any bonus criteria would be met and therefore did not provide an estimated accrual in 2006 period.

The increase in income tax expense in the first quarter of 2007 to $96,000, or 43% of income before taxes, from $61,000, or 46% of taxable income, in the first quarter of 2006 reflects an increase in our taxable income. Our tax rates historically fall within a range of 42% to 46%.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $123,000 in cash and equivalents and our working capital was approximately $4.1 million. Because we are now purchasing more of the ingredients and packaging used in the production of our frozen dessert products and maintain larger finished goods inventories to improve customer service, we established a $1,000,000 line of credit with Wachovia Bank in April 2006. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during 2007 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. This agreement expired on April 30, 2007, but was renewed for an additional one-year term with the consent of both parties. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                     Thirteen Weeks          Thirteen Weeks
                                   ended March 31, 2007    ended April 1, 2006
                                   --------------------   --------------------
Net cash flows from operating
  activities...................       $(335,000)              $(564,000)
Net cash from
  financing activities.........         169,000                (386,000)
                                        -------                --------
Net change in cash
  and cash equivalents.........       $(166,000)              $(950,000)


Our net cash flows from operating activities was the result of our continued investment in building inventories to support the seasonal aspect of our business, the change in production facilities, and cash used for compensation to an officer in repurchasing certain stock options. Our net cash flows from financing activities represents the proceeds from the exercise of stock options.

We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,500,000 shares of our common stock at prevailing market prices. To date we have repurchased 1,342,100 shares with a total cost of $4,171,000, or an average price of $3.11 per share. We have made no stock purchases since January 20, 2006.

On February 26, 2007, our Board of Directors authorized us to enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring that month, in consideration for a purchase price of $2.3325 per share, reflecting a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007. After subtracting the underlying $.6875 per share exercise price of the options, this resulted in a net buyback price to our company of $1.645 per share, or $287,875. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625) (consistent with the original terms of the grants), for a combined total purchase cost of $168,750, resulting in a net payment to Mr. Kass of $119,125.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of March 31, 2007, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2006. Accordingly, we adopted SFAS 157 on December 31, 2006. The adoption of SFAS 157 did not have any effect on our financial position and results of operations.

In February 2007, FASB Statement No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," was issued. This Statement, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not believe that it will have a material impact on our results of operations and financial condition.

Risk Factors

Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below in addition to the risk factors section contained in our Annual Report on Form 10-KSB for the year ended December 30, 2006 before investing in our common stock. If any of the risks described in our Annual Report actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment.

Item 3A. Controls and Procedures
         -----------------------

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, the several of the weaknesses relating to the effectiveness of our disclosure controls and procedures which were previously identified in "Controls and Procedures " included in Item 8A of our Amended Annual Report on Form 10-KSB for the year ended December 30, 2006 have been remediated, but that several weaknesses have not been remediated as yet.

On March 26, 2007, our independent registered accounting firm Amper, Politziner & Mattia, P.C., or AP&M, preliminarily informed us and our Audit Committee that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) principally resulting from the increased volumes of transactions necessitated when we were forced to change our co-packers, and the change in the processing environment from obtaining finished inventory from a turnkey supplier to an environment of having to purchase raw materials, packaging and processing from a variety of vendors. Several of these factors were resolved in the last quarter due to changes in our product manufacturing model. Our chief executive officer and principal financial officer believe that of the material weaknesses identified by AP& M, the following two weaknesses have not been remediated as of yet:

     o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

     o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

It is our intention to increase the staffing level of the accounting department as demands on our accounting staff increase and to remediate these issues as soon as practicable.

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

Changes in Internal Controls over Financial Reporting

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

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

Item 1. Legal Proceedings
        ----------------

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

Date: May 15, 2007