Form 10QSB
period 2007-06-30
TOFUTTI BRANDS INC
filed 2007-08-14
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 13, 2007 the Issuer had 5,653,467 shares of Common Stock, par value $.01, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                                 TOFUTTI BRANDS INC.

                                                        INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.   Financial Statements

          Condensed Balance Sheets - June 30, 2007
            (Unaudited) and December 30, 2006                                 3

          Condensed Statements of Income -
             Thirteen and Twenty-Six Week Periods
            ended June 30, 2007 and July 1, 2006  (Unaudited)                 4

          Condensed Statements of Cash Flows -
            Thirteen and Twenty-Six Week Periods
            ended June 30, 2007 and July 1, 2006 (Unaudited)                  5

          Notes to Condensed Financial Statements                             6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 10

Item 3A.  Controls and Procedures                                            15

Part II - Other Information:

Item 1.   Legal Proceedings                                                  17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.   Defaults Upon Senior Securities                                    17

Item 4.   Submission of Matters to a Vote of Shareholders                    17

Item 5.   Other Information                                                  18

Item 6.   Exhibits                                                           18

          Signatures                                                         20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                           June 30,      December 30,
                                                                            2007            2006
                                                                            ----            ----
                                                                        (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                            $  799            $  289
      Accounts receivable, net of allowance for doubtful accounts of
         $273 and $243, respectively                                        2,054             2,084
      Inventories                                                           1,872             2,992
      Prepaid expenses and other receivables                                  332                 2
      Deferred income taxes                                                   558               558
                                                                           ------            ------
        Total current assets                                                5,615             5,925
                                                                           ------            ------

Fixed assets (net of accumulated amortization of $22 and $19)                  27                29
Other assets                                                                   16                16
                                                                           ------            ------
                                                                           $5,658            $5,970
                                                                           ======            ======

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                     $  617            $  711
      Accrued expenses                                                         70               277
      Accrued officers' compensation                                          125               500
      Income taxes payable                                                    464               472
                                                                           ------            ------
        Total current liabilities                                           1,276             1,960
                                                                           ------            ------


Stockholders' equity:
    Preferred stock - par value $.01 per share; authorized 100,000
        shares, none issued                                                    --                --
    Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,653,467 shares at June 30, 2007
        and 5,433,467 shares at December 30, 2006                              57                54
    Additional paid-in capital                                                222                56
      Retained earnings                                                     4,103             3,900
                                                                           ------            ------
        Total stockholders' equity                                          4,382             4,010
                                                                           ------            ------
        Total liabilities and stockholders' equity                         $5,658            $5,970
                                                                           ======            ======

            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                        Thirteen           Thirteen         Twenty-six         Twenty-six
                                       weeks ended        weeks ended       weeks ended        weeks ended
                                      June 30, 2007      July 1, 2006      June 30, 2007      July 1, 2006
                                      -------------      ------------      -------------      ------------
Net sales                               $ 4,796            $ 5,575            $ 9,642            $10,162
Cost of sales                             3,395              4,022              6,545              7,415
                                        -------            -------            -------            -------
         Gross profit                     1,401              1,553              3,097              2,747
                                        -------            -------            -------            -------

Operating expenses:
    Selling and warehouse                   413                357                853                709
    Marketing                                95                185                187                353
    Research and development                126                110                243                219
    Stock compensation expense- G & A        --                 --                288                 --
    General and administrative              392                415                926                849
                                        -------            -------            -------            -------
                                          1,026              1,067              2,497              2,130
                                        -------            -------            -------            -------

Income before income taxes                  375                486                600                617

Income taxes                                150                190                247                251
                                        -------            -------            -------            -------

Net income                              $   225            $   296            $   353            $   366
                                        =======            =======            =======            -------

Weighted average common
  shares outstanding:
         Basic                            5,653              5,418              5,591              5,435
                                        =======            =======            =======            =======
         Diluted                          5,920              5,972              5,858              5,993
                                        =======            =======            =======            =======

Net income per share:
         Basic                          $  0.04            $  0.05            $  0.06            $  0.07
                                        =======            =======            =======            =======
         Diluted                        $  0.04            $  0.05            $  0.06            $  0.06
                                        =======            =======            =======            =======



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                   Twenty-six        Twenty-six
                                                      weeks             weeks
                                                      ended             ended
                                                  June 30, 2007     July 1, 2006
                                                  -------------     ------------

Cash flows from operating activities, net          $   341           $  (557)

Cash flows from financing activities, net              169                38
                                                   -------           -------

       Net change in cash and cash equivalents         510              (519)

Cash and cash equivalents at beginning of period       289             1,256
                                                   -------           -------

Cash and cash equivalents at end of period         $   799           $   737
                                                   =======           =======

Supplemental cash flow information:
              Income taxes paid                    $   400           $   111
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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 30, 2006 have been derived from our audited financial statements for the year ended December 30, 2006. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in our accounting policies during the period ended June 30, 2007 from those in effect at December 30, 2006, except for the adoption of FIN 48 - see Note 5.

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

Note 4:  Inventories

         The composition of inventories is as follows:

                                                       June 30,   December 30,
                                                         2007         2006
                                                         ----         ----

                    Finished products                   $1,301       $2,100
                    Raw materials and packaging            571          892
                                                        ------       ------
                                                        $1,872       $2,992
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

         In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48 was adopted by the Company on December 31, 2006. The Company assessed the impact of adopting FIN 48 on its financial position and its impact was calculated to be approximately $150, which was recorded as an adjustment to the Company's December 31, 2006 retained earnings, in accordance with the transitional rules of FIN 48. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return. The Company has tax returns potentially subject to audit by the Internal Revenue Service for the years 2003 through 2006.

Note 6:  Market Risk

         We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificates of deposit are usually for a term of not more than six months and never for more than $100 per account.

Note 7: Earnings Per Share

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Dilutive shares were approximately 267 shares and 554 shares for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and were 267 shares 558 shares for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. Certain stock options were excluded from the 2007 and 2006 calculations of diluted earnings per common share because their effect was anti-dilutive. The total number of such shares for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 was 30 shares.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         The following table sets forth the computation of basic and diluted earnings per common share:

                                                                  Thirteen         Thirteen     Twenty-six       Twenty-six
                                                                    Weeks            Weeks         Weeks            Weeks
                                                                    Ended            Ended         Ended            Ended
                                                                June 30, 2007     July 1, 2006  June 30, 2007    July 1, 2006
                                                                -------------     ------------  -------------    ------------
            Numerator
                Net income-basic.............................       $225               $296          $353             $366
                                                                    ====               ----          ====             ----
                Net income-diluted...........................       $225               $296          $353             $366
                                                                    ====               ----          ====             ----
            Denominator
                Denominator for basic earnings per share
                   weighted average shares ..................      5,653              5,418         5,591            5,435
                Effect of dilutive securities stock options..        267                554           267              558
                                                                   -----              -----         -----            -----
                Denominator for diluted earnings per share...      5,920              5,972         5,858            5,993
                                                                   -----              -----         -----            -----

                Earnings per share
                Basic........................................      $0.04              $0.05         $0.06            $0.07
                                                                   =====              =====         =====            =====
                Diluted......................................      $0.04              $0.05         $0.06            $0.06
                                                                   =====              =====         =====            =====

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

         During the twenty-six weeks ended June 30, 2007, the Company purchased options to acquire 175 shares of common stock from an officer at a net cost of $288. The expense was calculated as the difference between the market price of the Company's common stock on the date of the transaction (less an agreed 25% discount), minus the option exercise price, multiplied by the 175 options. For financial reporting and income tax purposes, the $288 is considered additional compensation.

         The officer used some of the cash received to exercise other options to acquire 220 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169.

         As a result of these transactions, there are 456 options remaining outstanding under the Company's stock option plan with a weighted average exercise price of approximately $1.26. Substantially all of such options are fully vested and have an intrinsic value of approximately $771 at June 30, 2007.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

Note 9: Line of Credit

         The Company established a $1,000 line of credit with Wachovia Bank in April 2006, which was renewed for an additional year effective April 30, 2007. As of the date of this report, the Company has not used the line of credit. The Note is due and payable in consecutive monthly payments of accrued interest only, commencing when the line of credit is drawn upon, and continuing on the same day of each month thereafter until fully paid. The line of credit may be used to finance working capital of the Company and interest on the unpaid balance shall accrue at Wachovia's Prime Rate. The line of credit is secured by all of the personal property of the registrant including, without limitation, all accounts, equipment, accessions, inventory, chattel paper, instruments, investment property, documents, letter-of-credit rights, deposit accounts, and general intangibles, wherever located.

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

Transfer of Production Facilities

Due to the closure of our main frozen dessert manufacturing facility by its owner in July 2005, we continued to focus our efforts during 2006 in securing new production facilities that offered us the same quality, cost and ability to manufacture the same variety of products that we had at our previous principal production facility. During the transition, we had to shift facilities more than once, and ultimately, in August 2005 we moved all our frozen dessert manufacturing to Ellsworth Ice Cream in Saratoga Springs, New York. Although Ellsworth was able to manufacture all our frozen dessert products to our technical specifications and customer demand, we became increasingly concerned about Ellsworth's financial situation. We continued to look for alternative production sources for our frozen dessert pints, Tofutti Cuties and stick novelties. During the fourth quarter of 2006, we moved our frozen dessert pint production to Leiby's Dairy in Tamaqua, Pennsylvania. In May 2007 Ellsworth unexpectedly and without warning ceased manufacturing. Within four weeks we moved our ice cream novelty manufacturing to Ice Cream Specialties in Lafayette, Indiana.

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

Results of Operations

THIRTEEN  WEEKS ENDED JUNE 30, 2007 COMPARED  WITH THIRTEEN  WEEKS ENDED JULY 1,
2006

Net sales for the thirteen weeks ended June 30, 2007 were $4.8 million, a decrease of $779,000, or 14%, from the sales level realized for the thirteen weeks ended July 1, 2006. The decline in sales was caused by the closure of our former ice cream novelty manufacturing facility in May prior to our relocating that production site to another facility. This required us to postpone the shipment of certain large orders that would have been shipped in the second quarter until the third quarter of 2007 and to allocate existing inventory of novelty products among all our customers, further negatively impacting our sales for the period. We expect to recoup these lost sales in the third quarter, based on our belief that our new production facilities will be able to produce our products at our required quantity and quality levels. Sales of our other products remained relatively consistent with their sales levels in our prior second quarter periods. As part of our move to new production facilities, we eliminated a number of marginally profitable frozen dessert novelties, which also reduced our sales for the period.

Our gross profit in the current period decreased by $152,000 to $1.4 million reflecting, the lower level of sales. Our gross profit percentage for the period ending June 30, 2007 was 29%, compared to 28% for the period ending July 1, 2006. The increase in our gross profit percentage for the period ended June 30, 2007 was a result of price increases instituted in 2006 being fully in place during 2007, a reduction in costs of goods sold due to our ongoing efforts to reduce operating costs, and because our frozen dessert co-packers have gained experience in producing our products, thereby increasing our yields. These gains were substantially offset by significant industry-wide increases to certain key ingredients and packaging, and the costs associated moving our production from Ellsworth Ice Cream to Ice Cream Specialties in the middle of the second quarter of 2007. Freight out expense, a significant part of our cost of sales, decreased by $134,000, or 31%, to $303,000 for the thirteen weeks ended June 30, 2007 compared with $437,000 for the thirteen weeks ended July 1, 2006. The decline in freight out expense reflects lower fuel surcharges, the more advantageous location of our new manufacturing facilities and the assumption of delivery obligations by some of our customers.

Selling and warehouse expenses increased by 16% to $413,000 for the current fiscal quarter compared with $357,000 for the comparable period in 2006. This increase is due primarily to an increase in outside warehouse expense of $50,000 resulting from the large finished goods inventory we were required to maintain for most of the quarter. We began to decrease our inventories of materials and finished goods in the latter part of the second quarter as we moved our novelty product production to Ice Cream Specialties, which assumed the obligation of purchasing and warehousing the materials needed for their production of our novelty products. This includes the purchase of approximately $300,000 of inventory by Ice Cream Specialties from us during the second quarter as reflected in "prepaid expenses and other receivables" in the accompanying balance sheet. We expect our outside warehouse expense to decline over the remainder of the fiscal year.

Marketing expenses decreased by $90,000 to $95,000 in the fiscal 2007 period due principally to a decrease in expenses for television and radio advertising of $33,000, artwork and plates of $32,000 and magazine and newspaper advertising of $15,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $126,000 for the thirteen weeks ended June 30, 2007 compared to $110,000 for the comparable period in 2006. This increase was primarily due to an increase in payroll expense.

General and administrative expenses decreased to $392,000 for the current quarter compared with $415,000 for the comparable period in 2006 due primarily to a decrease in professional fees and outside services of $30,000.

The decrease in income tax expense in the second quarter of 2007 to $150,000 from $190,000 in the second quarter of 2006 reflects a decrease in operating income in 2007. The effective tax rate was relatively consistent in both periods, 40% for the current period as compared to 39% for the 2006 period.

TWENTY-SIX WEEKS ENDED JUNE 30, 2007 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 1, 2006

Net sales for the twenty-six weeks ended June 30, 2007 were $9.6 million, a decrease of $520,000 or 5%, from the sales level realized for the twenty-six weeks ended July 1, 2006. The decline in sales was caused by the closure of our former ice cream novelty manufacturing facility in May prior to our relocating that production site to another facility. This required us to postpone the shipment of certain large orders that would have been shipped in the second quarter until the third quarter of 2007 and to allocate existing inventory of novelty products among all our customers, further negatively impacting our sales for the period. We expect to recoup these lost sales in the third quarter, based on our belief that our new production facilities will be able to produce our products at our required quantity and quality levels. Sales of our other products remain consistent with their sales levels in our prior second quarter periods. As part of our move to new production facilities, we eliminated a number of marginally profitable frozen dessert novelties, which also reduced our sales for the period.

Our gross profit in the current period increased by $350,000, or 13%, to $3.1 million. Our gross profit percentage increased to 32% for the period ending June 30, 2007 compared to 27% for the period ending July 1, 2006. The increase in our gross profit percentage for the period ended June 30, 2007 was a result of price increases instituted in 2006 being fully in place during2007, a reduction in costs of goods sold due to our ongoing efforts to reduce operating costs, and because our frozen dessert co-packers have gained experience in producing our products, thereby increasing our yields. These gains were substantially offset by significant industry-wide increases to certain key ingredients and packaging, increased costs of petroleum based products and the costs associated moving our production from Ellsworth Ice Cream to Ice Cream Specialties in the middle of the second quarter of 2007. Freight out expense, a significant part of our cost of sales, decreased by $187,000, or 22%, to $663,000 for the twenty-six weeks ended June 30, 2007 compared with $850,000 for the twenty-six weeks ended July 1, 2006. The decline in freight out expense reflects lower fuel surcharges, the more advantageous location of our new manufacturing facilities and the assumption of delivery obligations by some of our customers.

Selling and warehouse expenses increased by 20% to $853,000 for the current twenty-six week period compared with $709,000 for the comparable period in 2006. This increase was due primarily to increases in outside warehouse rental expense of $80,000 resulting from the large finished goods inventory we were required to maintain for most of the period, payroll expense of $26,000, and an increase of $32,000 in travel and entertainment expense. We began to decrease our inventories of materials and finished goods in the latter part of the second quarter as we moved our novelty product production to Ice Cream Specialties, who assumed the obligation of purchasing and warehousing the materials needed for their production of our novelty products. We expect our outside warehouse expense to decline over the remainder of the fiscal year.

Marketing expenses decreased by $166,000 to $187,000 in the current twenty-six week period due principally to decreases in expenses for magazine advertising of $22,000, point of sale materials of $60,000, promotions of $13,000, and television and radio advertising of $53,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $243,000 for the twenty-six weeks ended June 30, 2007 compared to $219,000 for the comparable period in 2006. This increase was mainly attributable to an increase in payroll expense.

Stock compensation expense was $288,000 for the twenty-six weeks ended June 30, 2007. In February, we purchased 175,000 stock options from an officer at a net cost of $288,000. The expense was calculated as the difference between the market price of our common stock on the date of the transaction (less an agreed 25% discount), minus the option exercise price, multiplied by the 175,000 options. For financial reporting and income tax purposes, the $288,000 is considered additional compensation. The officer used the cash received to exercise options to acquire 220,000 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169,000. Stock compensation expense was $13,000 for the twenty-six weeks ended June 30, 2007, related to our adoption of SFAS 123R on December 31, 2006. The $13,000 represents the compensation cost recognized for all share-based payments granted prior to, but not yet vested on, December 31, 2006.

General and administrative expenses increased to $920,000 for the current twenty-six week period compared with $849,000 for the comparable period in 2006 due primarily to an increase in payroll costs of $94,000.

The decrease in income tax expense in the 2007 twenty-six week period to $247,000 from $251,000 in the 2006 twenty-six week period reflects the slightly lower operating profit in 2007. The effective tax rate was relatively consistent in both periods.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $799,000 in cash and equivalents and our working capital was approximately $4.3 million. Because we are now purchasing less of the ingredients and packaging used in the production of our frozen dessert products, our working capital and cash and cash equivalents began to improve in the second quarter, as our cash position increased from $289,000 at December 30 ,2007 to approximately $799,000 at June 30, 2007. In order to ensure that we would be able to meet our working capital requirements, we established a $1,000,000 line of credit with Wachovia Bank in April 2006, which was renewed for an additional year effective April 30, 2007. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                        Twenty-six Weeks     Twenty-six Weeks
                                       ended June 30, 2007   ended July 1, 2006
                                       -------------------   ------------------
Net cash flows from operating
  activities...................            $341,000            $(557,000)
Net cash from
  financing activities.........             169,000               38,000
                                            -------               ------
Net change in cash
  and cash equivalents.........            $799,000            $(519,000)


Our positive net cash flows from operating activities was the result of our profits for the period including the non-cash compensation charge to an officer in repurchasing certain stock options, offset by reduction in our payable and accrued officers' compensation. Our net cash flows from financing activities represents the proceeds from the exercise of stock options.

We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings, if necessary, on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 30, 2007, we did not have any material contractual obligations or commercial commitments.

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

Dependence on Key Suppliers. We do not produce any of our own products. During the years ended December 30, 2006 and December 31, 2005, we purchased approximately 19% and 5% of our finished goods, respectively, from Ellsworth Ice Cream Company, our frozen dessert co-packer. In May 2007, Ellsworth unexpectedly, and without warning, ceased manufacturing. Within four weeks we moved our ice cream novelty manufacturing to Ice Cream Specialties in Lafayette, Indiana. There can be no assurance that Ice Cream Specialties will be able to meet our quantity and quality requirements and its failure to do so may negatively impact our revenues and profitability.

Item 3A. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the several of the weaknesses relating to the effectiveness of our disclosure controls and procedures which were previously identified in "Controls and Procedures" included in Item 8A of our Amended Annual Report on Form 10-KSB for the year ended December 30, 2006 have been remediated, but that several weaknesses have not yet been remediated.

On March 26, 2007, our independent registered accounting firm, Amper, Politziner & Mattia, P.C., or AP&M, preliminarily informed us and our Audit Committee that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) principally resulting from the increased volumes of transactions necessitated when we were forced to change our co-packers, and the change in the processing environment from obtaining finished inventory from a turnkey supplier to an environment of having to purchase raw materials, packaging and processing from a variety of vendors. Most of these factors were resolved in the last two quarters due to changes in our product manufacturing model. Our chief executive officer and principal financial officer believe that of the material weaknesses identified by AP& M, the following two weaknesses have not been remediated as of yet:

     o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

     o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We believe that the change in our business methodology arising from the use of new contract manufacturers that have assumed the responsibility to purchase and warehouse the raw materials necessary for the production of our products will significantly reduce the scope of our administrative functions and will result in a reduced level of resources that are required to gather, analyze and report information in a timely manner relative to the financial statement and income tax assertions. We intend to reassess our needs in light of this change, and if required we will increase the staffing level of our accounting department and intend to remediate these issues as soon as practicable.

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

     None.

Item 3. Default Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Shareholders

     During the thirteen week period ended June 30, 2007, we held our Annual Meeting of Shareholders.

     At the meeting, held on June 7, 2007, our shareholders voted for:

          1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 2008 Annual Meeting of Shareholders.

                                                                  Percentage
                                            For        Withheld      For
                                            ---        --------      ---
                  David Mintz           5,090,528       80,461       90%
                  Aron Forem            5,095,493       75,496       90%
                  Philip Gotthelf       5,094,243       76,746       90%
                  Reuben Rapoport       5,092,978       78,011       90%
                  Franklyn Snitow       5,095,393       78,596       90%

          2. The ratification of the selection of Amper, Politziner & Mattia, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 29, 2007.

                                                                    Percentage
                    For             Against           Abstained         For
                    ---             -------           ---------         ---
                  5,150,004          12,424             8,560           91%

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

Date: August 14, 2007