Form 10QSB
period 2007-09-29
TOFUTTI BRANDS INC
filed 2007-11-13
CIK 730349

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2007

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 9, 2007 the Issuer had 5,653,467 shares of Common Stock, par value $.01, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TOFUTTI BRANDS INC.

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.  Financial Statements

         Condensed Balance Sheets - September 29, 2007
           (Unaudited) and December 30, 2006                                 3

         Condensed Statements of Income -
            Thirteen and Thirty-nine Week Periods
           ended September 29, 2007 and September 30, 2006  (Unaudited)      4

         Condensed Statements of Cash Flows -
           Thirteen and Thirty-nine Week Periods
           ended September 29, 2007 and September 30, 2006 (Unaudited)       5

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 10

Item 3A. Controls and Procedures                                            15

Part II - Other Information:

Item 1.  Legal Proceedings                                                  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Shareholders                    17

Item 5.  Other Information                                                  17

Item 6.  Exhibits                                                           17

         Signatures                                                         19

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
                    (in thousands, except for share amounts)

                                                         September 29,          December 30,
                                                             2007                   2006
                                                         -------------          ------------
                                                          (unaudited)
Assets
Current assets:
      Cash and cash equivalents                            $1,045                 $  289
      Accounts receivable, net of allowance for
         doubtful accounts of
         $298 and $243, respectively                        2,653                  2,084
      Inventories                                           1,440                  2,992
      Prepaid expenses and other receivables                   10                      2
      Deferred income taxes                                   578                    558
                                                              ---                    ---
        Total current assets                                5,726                  5,925

Fixed assets (net of accumulated depreciation
  of $23 and $19)                                              25                     29
Other assets                                                   16                     16
                                                               --                     --
                                                           $5,767                 $5,970
                                                           ======                 ======

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                       $369                   $711
      Accrued expenses                                        172                    277
      Accrued officers' compensation                          200                    500
      Income taxes payable                                    517                    472
                                                              ---                    ---
        Total current liabilities                           1,258                  1,960
                                                            -----                  -----


Stockholders' equity:
    Preferred stock - par value $.01 per share;
        authorized 100,000 shares, none issued                 --                     --
    Common stock - par value $.01 per share;
        authorized 15,000,000
        shares, issued and outstanding
        5,653,467 shares at September 29,
        2007 and 5,433,467 shares at December 30, 2006         57                     54
    Additional paid-in capital                                222                     56
      Retained earnings                                     4,230                  3,900
                                                            -----                  -----
        Total stockholders' equity                          4,509                  4,010
                                                            -----                  -----
        Total liabilities and stockholders' equity         $5,767                 $5,970
                                                           ======                 ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                  Thirteen            Thirteen           Thirty-nine          Thirty-nine
                                                 weeks ended         weeks ended         weeks ended          weeks ended
                                               Sept. 29, 2007      Sept. 30, 2006      Sept. 29, 2007       Sept. 30, 2006
                                               --------------      --------------      --------------       --------------
Net sales                                         $ 4,616             $ 4,948              $14,258              $15,110
Cost of sales                                       3,395               3,442                9,940               10,757
                                                  -------             -------              -------              -------
         Gross profit                               1,221               1,506                4,318                4,353
                                                  -------             -------              -------              -------

Operating expenses:
    Selling and warehouse                             354                 385                1,207                1,119
    Marketing                                          88                  90                  275                  443
    Research and development                          124                 129                  367                  347
    Stock compensation expense-G & A                   --                  --                  288                   --
    General and administrative                        453                 465                1,379                1,389
                                                  -------             -------              -------              -------
                                                    1,019               1,069                3,516                3,298
                                                  -------             -------              -------              -------

Income before income taxes                            202                 437                  802                1,055

Income taxes                                           75                 150                  322                  401
                                                  -------             -------              -------              -------

Net income                                        $   127             $   287              $   480              $   654
                                                  =======             =======              =======              =======

Weighted average common shares
  outstanding:
         Basic                                      5,653               5,433                5,609                5,434
                                                  =======             =======              =======              =======
         Diluted                                    5,919               5,987                5,877                5,993
                                                  =======             =======              =======              =======

Net income per common share:
         Basic                                    $  0.02             $  0.05              $  0.09              $  0.12
                                                  =======             =======              =======              =======
         Diluted                                  $  0.02             $  0.05              $  0.08              $  0.11
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

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                Thirty-nine            Thirty-nine
                                                                   weeks                  weeks
                                                                   ended                  ended
                                                             September 29, 2007     September 30, 2006
                                                             ------------------     ------------------

   Net cash provided by (used in) operating activities          $   587                $  (884)

   Net cash provided by (used in) financing activities              169                   (348)
                                                                -------                -------
          Net change in cash and cash equivalents                   756                 (1,232)

   Cash and cash equivalents at beginning of period                 289                  1,256
                                                                 ------                 ------

   Cash and cash equivalents at end of period                    $1,045                 $   24
                                                                 ======                 ======

   Supplemental cash flow information:
                 Income taxes paid                               $  442                 $  436
                                                                 ======                 ======








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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 30, 2006 have been derived from our audited financial statements for the year ended December 30, 2006. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year or any other future period.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

         There were no changes in our accounting policies during the nine month period ended September 29, 2007 from those in effect at December 30, 2006, except for the adoption of FIN 48 - see Note 5.

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

Note 4:  Inventories

         The composition of inventories is as follows:

                                                   September 29,   December 30,
                                                       2007            2006
                                                   -------------   ------------

                 Finished products                    $1,092          $2,100
                 Raw materials and packaging             348             892
                                                      ------          ------
                                                      $1,440          $2,992
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

         In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48 was adopted by the Company on December 31, 2006. The Company assessed the impact of adopting FIN 48 on its financial position and its impact was calculated to be approximately $150, which was recorded as an adjustment to the Company's December 31, 2006 retained earnings, in accordance with the transitional rules of FIN 48. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return. The Company has tax returns potentially subject to audit by the Internal Revenue Service for the years 2004 through 2006.

Note 6:  Market Risk

         We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificates of deposit are usually for a term of not more than six months and never for more than $100 per account.

Note 7: Earnings Per Share

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Dilutive shares were approximately 5,919 shares and 5,987 shares for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, and were 5,877 shares and 5,993 shares for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. Certain stock options were excluded from the 2007 and 2006 calculations of diluted earnings per common share because their effect was anti-dilutive. The total number of antidulitive shares for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 was 30 shares and 46 shares, respectively, because their exercise price was greater then the average market price of the common shares.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                    Thirteen            Thirteen          Thirty-nine        Thirty-nine
                                                      Weeks              Weeks               Weeks              Weeks
                                                      Ended              Ended               Ended              Ended
                                                 Sept. 29, 2007      Sept. 30, 2006     Sept. 29, 2007      Sept. 30, 2006
                                                 --------------      --------------     --------------      --------------
      Numerator
          Net income-basic.....................       $ 127              $ 287               $ 480              $ 654
                                                      =====              =====               =====              =====
          Net income-diluted...................       $ 127              $ 287               $ 480              $ 654
                                                      =====              =====               =====              =====
      Denominator
          Denominator for basic earnings per
             share weighted average shares ....       5,653              5,433               5,609              5,434
          Effect of dilutive securities stock
             options...........................         266                554                 268                559
                                                      -----              -----               -----              -----
          Denominator for diluted earnings
             per share.........................       5,919              5,987               5,877              5,993
                                                      -----              -----               -----              =====
          Earnings per common share
          Basic................................       $0.02              $0.05               $0.09              $0.12
                                                      =====              =====               =====              =====
          Diluted..............................       $0.02              $0.05               $0.08              $0.11
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

         During the thirty-nine weeks ended September 29, 2007, the Company purchased options to acquire 175 shares of common stock from an officer at a net cost of $288. The expense was calculated as the difference between the market price of the Company's common stock on the date of the transaction (less an agreed 25% discount), minus the option exercise price, multiplied by the 175 shares underlying the options. For financial reporting and income tax purposes, the $288 is considered additional compensation.

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

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         As a result of these transactions, there are 456 options remaining outstanding under the Company's stock option plan with a weighted average exercise price of approximately $1.26. Substantially all of such options are fully vested and have an intrinsic value of approximately $752 at September 29, 2007.

Note 9: Line of Credit

         The Company established a $1,000 line of credit with Wachovia Bank in April 2006, which was renewed for an additional year effective April 30, 2007. As of the date of this report, the Company has not used the line of credit. If the line of credit is drawn upon, the underlying promissory note becomes due and payable in consecutive monthly payments of accrued interest only, commencing, and continuing on, the same day of each month thereafter until fully paid. The line of credit may be used to finance working capital of the Company and interest on the unpaid balance shall accrue at Wachovia's Prime Rate. The line of credit is secured by all of the personal property of the registrant including, without limitation, all accounts, equipment, accessions, inventory, chattel paper, instruments, investment property, documents, letter-of-credit rights, deposit accounts, and general intangibles, wherever located.

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

Transfer of Production Facilities

Due to the closure of our main frozen dessert manufacturing facility by its owner in July 2005, we were required to secure new production facilities that offered us the same quality, cost and ability to manufacture the same variety of products that we had at our previous principal production facility. During the transition, we had to shift facilities more than once, and ultimately, in August 2005 we moved all our frozen dessert manufacturing to Ellsworth Ice Cream in Saratoga Springs, New York. Although Ellsworth was able to manufacture all our frozen dessert products to our technical specifications and customer demand, we became increasingly concerned about Ellsworth's financial situation. We continued to look for alternative production sources for our frozen dessert pints, Tofutti Cuties and stick novelties. During the fourth quarter of 2006, we moved our frozen dessert pint production to Leiby's Dairy in Tamaqua, Pennsylvania. In May 2007, Ellsworth unexpectedly and without warning ceased manufacturing. Within four weeks we moved our ice cream novelty manufacturing to Ice Cream Specialties in Lafayette, Indiana. During the third quarter of 2007, we continued to expand our ice cream novelty production at Ice Cream Specialties. We are also looking for additional frozen dessert manufacturing facilities so that we will have the capacity to support our future production needs.

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

Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. We record as deductions against sales all trade discounts and allowances that occur in the ordinary course of business, when the sale occurs. To the extent we charge our customers for freight expense, it is included as a reduction to our freight out expense in cost of sales. The amount of freight expense charged to customers has not been material to date.

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

Results of Operations

Thirteen Weeks Ended September 29, 2007
Compared with Thirteen Weeks Ended September 30, 2006
-----------------------------------------------------

Net sales for the thirteen weeks ended September 29, 2007 were $4.6 million, a decrease of $332,000, or 7%, from the sales level realized for the thirteen weeks ended September 30, 2006. The decline in sales was caused by the closure of our former ice cream novelty manufacturing facility in May and the disruption caused by relocating that production site to another facility. This required us to postpone the shipment of certain large orders that would have been shipped in the second and third quarters until later in the third and fourth quarters of 2007 and to allocate existing inventory of novelty products among all our customers, further negatively impacting our sales for the period. We expect to recapture the postponed third quarter sales in the fourth quarter, based on our belief that our new production facilities will be able to produce our products at our required quantity and quality levels. Sales of our other products remained relatively consistent with their sales levels in our prior third quarter periods. As part of our move to new production facilities, we eliminated a number of marginally profitable frozen dessert novelties and other products, which also reduced our sales for the period.

Our gross profit in the current period decreased by $285,000 to $3.4 million, reflecting the lower level of sales. Our gross profit percentage for the period ending September 29, 2007 was 26%, compared to 30% for the period ending September 30, 2006. The decrease in our gross profit percentage for the period ended September 29, 2007 was caused by on-going start-up production costs in our new frozen dessert novelty facility. We expect these start-up costs will decline in the fourth quarter and anticipate an improvement in our gross profit and gross profit percentage in the fourth quarter. Freight out expense, a significant part of our cost of sales, decreased by $57,000, or 14%, to $337,000 for the thirteen weeks ended September 29, 2007 compared with $394,000 for the thirteen weeks ended September 30, 2006. The decline in freight out expense reflects our decrease in sales, lower fuel surcharges, the more advantageous location of our new manufacturing facilities and the assumption of delivery obligations by some of our customers. Freight out expense can fluctuate from one reporting period to another due to the volatility of fuel oil prices.

Selling and warehouse expenses decreased by 8% to $354,000 for the current fiscal quarter compared with $385,000 for the comparable period in 2006. This decrease is due primarily to a decrease in outside warehouse expense of $13,000 and commissions of $33,000. We began to decrease our inventories of materials and finished goods in the latter part of the second quarter as we moved our novelty product production to Ice Cream Specialties, which assumed the obligation of purchasing and warehousing the materials needed for their production of our novelty products. We expect our outside warehouse expense to decline over the remainder of the fiscal year.

Marketing expenses decreased slightly by $2,000 to $88,000 in the fiscal 2007 period. Reductions in artwork and plates expense of $16,000 and television and radio advertising expense of $22,000 were offset by an increase in promotion expense of $27,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly to $124,000 for the thirteen weeks ended September 29, 2007 compared to $129,000 for the comparable period in 2006 due to a reduction in lab costs and supplies.

General and administrative expenses decreased slightly to $453,000 for the current quarter compared with $465,000 for the comparable period in 2006.

The decrease in income tax expense in the third quarter of 2007 to $75,000 from $150,000 in the third quarter of 2006 reflects a decrease in operating income in 2007. The effective tax rate was relatively consistent in both periods, 37% for the current period as compared to 34% for the 2006 period.

Thirty-Nine Weeks Ended September 29, 2007
Compared with Thirty-Nine Weeks Ended September 30, 2006
--------------------------------------------------------

Net sales for the thirty-nine weeks ended September 29, 2007 were $14.3 million, a decrease of $852,000 or 6%, from the sales level realized for the thirty-nine weeks ended September 30, 2006. The decline in sales was caused by the closure of our former ice cream novelty manufacturing facility in May and the disruption caused by our relocating that production site to another facility. This required us to postpone the shipment of certain large orders that would have been shipped in the second and third quarters until later in the third and fourth quarters of 2007 and to allocate existing inventory of novelty products among all our customers, further negatively impacting our sales for the period. As part of our move to new production facilities, we eliminated a number of marginally profitable frozen dessert novelties and other products, which also reduced our sales for the period.

Our gross profit in the current period decreased slightly by $35,000, or 1%, to $4.3 million. Our gross profit percentage increased to 30% for the period ending September 29, 2007 compared to 29% for the period ending September 30, 2006. The increase in our gross profit percentage for the period ended September 29, 2007 was a result of price increases instituted in 2006 being fully in place during 2007, a reduction in costs of goods sold due to our ongoing efforts to reduce operating costs, and because our frozen dessert co-packers have gained experience in producing our products, thereby increasing our yields. These gains were substantially offset by significant industry-wide increases to certain key ingredients and packaging, increased costs of petroleum based products and the costs associated moving our production from Ellsworth Ice Cream to Ice Cream Specialties in the middle of the second quarter of 2007. Freight out expense, a significant part of our cost of sales, decreased by $244,000, or 20%, to $1.0 million for the thirty-nine weeks ended September 29, 2007 compared with $1.2 million for the thirty-nine weeks ended September 30, 2006. The decline in freight out expense reflects our decrease in sales, lower fuel surcharges, the more advantageous location of our new manufacturing facilities and the assumption of delivery obligations by some of our customers. Freight out expense can fluctuate from one reporting period to another due to the volatility of fuel oil prices.

Selling and warehouse expenses increased by 8% to $1.2 million for the current thirty-nine week period compared with $1.1 million for the comparable period in 2006. This increase was due primarily to increases in outside warehouse rental expense of $68,000 resulting from the large finished goods inventory we were required to maintain for most of the period, and an increase of $40,000 in travel and entertainment expense, partially offset by a decrease in commission expense of $33,000 due to the lower level of sales. We began to decrease our inventories of materials and finished goods in the latter part of the second quarter as we moved our novelty product production to Ice Cream

Specialties, who assumed the obligation of purchasing and warehousing the materials needed for their production of our novelty products.

Marketing expenses decreased by $168,000 to $275,000 in the current thirty-nine week period due principally to decreases in expenses for magazine advertising of $25,000, television and radio advertising of $76,000 and artwork and plates of $76,000, which was partially offset by an increase in promotion expense of $14,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $367,000 for the thirty-nine weeks ended September 29, 2007 compared to $347,000 for the comparable period in 2006. This increase was mainly attributable to an increase in payroll expense for the fixed employee base.

Stock compensation expense was $288,000 for the thirty-nine weeks ended September 29, 2007. In February, we purchased 175,000 stock options from an officer at a net cost of $288,000. The expense was calculated as the difference between the market price of our common stock on the date of the transaction (less an agreed 25% discount), minus the option exercise price, multiplied by the 175,000 options. For financial reporting and income tax purposes, the $288,000 is considered additional compensation. The officer used the cash received to exercise options to acquire 220,000 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169,000. Stock compensation expense was $13,000 for the thirty-nine weeks ended September 29, 2007, which expense is related to our adoption of SFAS 123R on December 31, 2006. The $13,000 represents the compensation cost recognized for all share-based payments granted prior to, but not yet vested on, December 31, 2006.

General and administrative expenses decreased to $1,379,000 for the current thirty-nine week period compared with $1,389,000 for the comparable period in 2006. Increases in payroll costs of $12,000 and data processing of $33,000 were offset by reductions in travel and entertainment expense of $25,000, postage expense of $10,000 and general insurance expense of $16,000.

The decrease in income tax expense in the 2007 thirty-nine week period to $322,000 from $401,000 in the 2006 thirty-nine week period reflecting the lower operating profit in 2007. The effective tax rate was relatively consistent in both periods, with a rate of 40% for the 2007 period as compared to a rate of 38% for the 2006 period.

Liquidity and Capital Resources

As of September 29, 2007, we had approximately $1.0 million in cash and equivalents and our working capital was approximately $4.4 million. Because we are now purchasing fewer of the ingredients and less of the packaging used in the production of our frozen dessert products, our working capital began to improve in the third quarter, as our cash position increased from $289,000 at December 30, 2006 to approximately $1.0 million at September 29, 2007. In order to ensure that we would be able to meet requirements, we established a $1.0 million line of credit with Wachovia Bank in April 2006, which was renewed for an additional year effective April 30, 2007. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                        Thirty-nine Weeks              Thirty-nine Weeks
                                     ended September 29, 2007       ended September 30, 2006
                                  ------------------------------ ------------------------------
Net cash provided by  (used in)
operating activities...........                $587                          $(844)
Net cash provided by  (used in)
financing activities...........                 169                           (348)
                                                ---                           -----
Net change in cash
  and cash equivalents.........                $756                        $(1,232)
                                               ====                        ========

Our positive net cash flows from operating activities was the result of our profits for the period including the non-cash compensation charge to an officer in repurchasing certain stock options, offset by reduction in our payable and accrued officers' compensation. For the thirty-nine weeks ended September 29, 2007, our net cash flows from financing activities solely represents the proceeds from the exercise of stock options.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 29, 2007, we did not have any material contractual obligations or commercial commitments.

Recent Accounting Pronouncements

In February 2007, FASB Statement No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," was issued. This Statement, effective for financial statements issued for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not believe that it will have a material impact on our results of operations and financial condition.

Risk Factors

Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below in addition to the risk factors section contained in our Annual Report on Form 10-KSB for the year ended December 30, 2006 before investing in our common stock. If any of the risks described in our Annual Report actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment. The following updates those risks described in the Form 10-KSB.

Dependence on Key Suppliers. We do not produce any of our own products. During the years ended December 30, 2006 and December 31, 2005, we purchased approximately 19% and 5% of our finished goods, respectively, from Ellsworth Ice Cream Company, our frozen dessert co-packer. In May 2007, Ellsworth unexpectedly, and without warning, ceased manufacturing. Within four weeks we moved our ice cream novelty manufacturing to Ice Cream Specialties in Lafayette, Indiana. There can be no assurance that Ice Cream Specialties will be able to meet our quantity and quality requirements and its failure to do so may negatively impact our revenues and profitability. We are currently looking for additional manufacturing facilities to have the capacity necessary to support our future production needs.

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

Date: November 13, 2007