Form 10KSB
period 2007-12-29
TOFUTTI BRANDS INC
filed 2008-04-14
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-9009

TOFUTTI BRANDS INC.
(Name of small business issuer in its charter)

Delaware	13-3094658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Jackson Drive, Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

(908) 272-2400
(Issuer's telephone number)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered under Section 12(g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        Issuer’s revenues for its most recent fiscal year: $19,150,000.

        The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 31, 2008 was $7,009,000.

        As of March 31, 2008, the issuer had 5,593,867 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1. Description of Business.

PART I

Item 1.	Description of Business.

GENERAL

        We are engaged in the development, production and marketing of TOFUTTI® brand nondairy frozen desserts and other food products. TOFUTTI products are nondairy, soy-based products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

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

Frozen Desserts

t	Premium TOFUTTI® nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer nine flavors of premium, hard frozen TOFUTTI in pints: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark®, Vanilla Fudge, Chocolate Cookie Crunch, Better Pecan®, Coffee Marshmallow and Strawberry Cheesecake. Premium TOFUTTI soft serve mix is available in three flavors: Vanilla, Chocolate, and Peanut Butter. TOFUTTI in three gallon bulk cans is available in Vanilla, Chocolate Supreme and Vanilla Almond Bark.

t	TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Peanut Butter, Mint Chocolate Chip, Wild Berry, or Coffee filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, our TOTALLY VANILLA TOFUTTI CUTIE is vanilla TOFUTTI between two vanilla wafers, while our KEY LIME CUTIE combines tangy lime-flavored TOFUTTI between two vanilla wafers. Using the same vanilla wafers, we have also introduced the WAVE CUTIETM in three different flavors – blueberry, strawberry or chocolate sauce blended with creamy vanilla TOFUTTI.

t	TOTALLY FUDGE POPS®, CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS™ have only 30 calories per bar. Both TREATS are ideal for anyone on either a low fat or low carb diet.

t	MINT BY MINTZ are no sugar added stick novelties shaped just like TREATS, with a mint-flavored TOFUTTI center, covered with a thick, dark chocolate coating.

t	TOFUTTI KIDS™, a frozen dessert treat aimed at the children’s market, are bullet-shaped stick novelties made with creamy premium vanilla TOFUTTI with a taste of our dairy free BETTER THAN CREAM CHEESE added to give them a cheesecake flavor, surrounded with real fruit ice. A multi-pack product, they come in strawberry, orange, and lime flavors in each package.

t	MARRY ME BARS™ are stick novelties that feature creamy vanilla TOFUTTIsurrounded with a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Cheese Products

t	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Smoked Salmon, Garlic & Herb, and Garden Veggie flavors. The plain version is also available in 30 lb. bulk boxes.

t	SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is milk and butterfat free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in Plain and Guacamole. The plain version is also available in 30 lb. bulk boxes. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is sold nationally in most health food stores and select supermarkets.

t	For consumers concerned with their fat and calorie intake, TOFUTTI also offers versions of BETTER THAN CREAM CHEESE AND SOUR SUPREME without partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar and are available in most health food stores.

t	TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious nondairy, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types: Mozzarella and American.

Other Food Products

t	TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

t	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES can be served hot, warm, or slightly chilled as a main meal or a snack.

t	TOFUTTI COOKIES are made with all natural ingredients and unbleached flour. The 16 oz. packages are available in Peanut Butter, Oatmeal Raisin and Chocolate Chip. Like all TOFUTTI products, they are completely dairy and cholesterol free and can be found in select supermarkets and health food stores.

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

        We currently sell our frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Houston, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C.

        We currently distribute all of our products by common carrier or by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from which our customers are able to pick-up products. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion.

        In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country. We distribute our products through forty (40) distributors in the national health food market.

        Our sales to health food distributors in 2007 declined to $9,522,000, or 50% of total sales, as compared to $11,956,000, or 61% of total sales, in 2006. In 2007, sales to Trader Joe’s declined to $3,816,000, or 20% of sales, as compared to $4,402,000, or 23% of sales, in 2006. Our sales to the kosher market declined to $1,056,000, or 6% of sales, in 2007, from sales of $1,149,000, or 6% of sales, in 2006. Our sales to international distributors and to certain domestic distributors increased in 2007, but not in sufficient volume to offset the sales declines noted above.

        The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 29, 2007		Fiscal Year ended December 30, 2006
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)

California	$4,836	25%	$5,478	28%
Midwest	2,718	14%	2,150	11%
New England	2,521	13%	2,100	11%
Metropolitan New York	2,463	13%	2,165	11%
Mid-Atlantic	1,370	7%	1,399	7%
Florida	1,218	6%	959	5%
Northwest	728	4%	685	4%
Southeast	441	2%	591	3%
Rocky Mountains	352	2%	352	2%
Upstate New York	342	2%	420	2%
Southwest	315	2%	294	2%

        For a number of years, Eskimo Pie, a wholly-owned subsidiary of Cool Brands International, handled the supermarket distribution of our nondairy frozen dessert products in the metropolitan New York City area and throughout the southeastern United States, mostly in Florida. In November 2006, Eskimo Pie sold their New York City distribution system to Calip Ice Cream, an independent ice cream distributor, and their Florida distribution business to Southwest Traders, a major West Coast food distributor. Both companies, as part of the terms of sale for their respective areas of distribution, assumed the distribution of our nondairy frozen dessert products. In February 2006, Southwest Traders, no longer wishing to distribute ice cream product in Florida, completely shut down their facilities there. At the same time that Southwest terminated their operations in Florida, we transferred over the supermarket distribution of our product in Florida and other mutually agreed to areas of the southeastern United States to Edy’s Grand Ice Cream, a subsidiary of the Dreyers Ice Cream Company. These distribution arrangements continued throughout 2007.

        In December 2007, we were informed by Edy’s Grand Ice Cream that they would no longer distribute our products in Florida and the southeastern United States as of March 14, 2008. We were successful in transferring the distribution of our frozen dessert products directly to the warehouses of Publix Super Markets, Inc., with whom we conduct most of our supermarket business in this region. We anticipate an increase in our business with Publix for the remainder of 2008 as a result of this change. The balance of our retail business in this region will be handled by our existing health and specialty food distributors.

        During 2007, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Canada, England, Israel, Mexico, and Panama. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors increased to $1,954,000, or 10% of sales, in 2007, as compared to $1,777,000, or 9% of sales, in 2006. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products. Currently, our export sales business has been positively impacted by the weak U. S. dollar.

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

PRODUCT DEVELOPMENT

        All of our current products are developed internally in our own laboratory. During the last two years, David Mintz, our Chief Executive Officer, has devoted a substantial amount of time and effort to the development of new products and the reformulation of our current products. In fiscal 2007 and 2006, our product development expenses were $481,000 and $477,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses. All product development costs are expensed as incurred.

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

        Transfer of Production Facilities

        In August 2005, we moved all our frozen dessert manufacturing to Ellsworth Ice Cream in Saratoga Springs, New York. Although Ellsworth was able to manufacture all our frozen dessert products to our technical specifications and customer demand, we became increasingly concerned about Ellsworth’s financial situation. We continued to look for alternative production sources for our frozen dessert pints, Tofutti Cuties and stick novelties. During the fourth quarter of 2006, we moved our frozen dessert pint production to Leiby’s Dairy in Tamaqua, Pennsylvania. In May 2007, Ellsworth unexpectedly and without warning ceased manufacturing. Although we were able to move our ice cream novelty manufacturing to Ice Cream Specialties in Lafayette, Indiana within four weeks of the Ellsworth closing, this required us to postpone the shipment of certain large orders that would have been shipped in the second quarter until the third quarter of 2007 and to allocate existing inventory of novelty products among all our customers, further negatively impacting our sales for the second and third quarters. During the third and fourth quarters of 2007, we continued to expand our ice cream novelty production at Ice Cream Specialties. We are also looking for additional frozen dessert manufacturing facilities so that we will have the capacity to support our future production needs.

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

TRADEMARKS AND PATENTS

        We have registered our trademark, TOFUTTI®, and other trademarks for our frozen desserts and other products in the United States and approximately thirty-six foreign countries. We believe our trademarks are an important means of establishing consumer recognition for our products and we will vigorously oppose any unauthorized use of our trademarks. We are not currently involved in any trademark litigation.

        Although we believe that our formulas and processes are proprietary, we have not sought patent protection for such technology. Instead, we are relying on the complexity of our technology, on trade secrecy laws and on confidentiality agreements. We believe that our technology has been independently developed and does not infringe the patents of others.

GOVERNMENT REGULATION

        Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to “standard of identity” requirements, which are promulgated at either the Federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required.

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

        The Food, Drug and Cosmetic Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to TOFUTTI. TOFUTTI frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming.

        Food manufacturing facilities are subject to inspections by various safety, health and environmental regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company’s facilities, subject to a period during which the company can remedy the alleged violations. Our Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and the New Jersey Environmental Health Services. We believe that we and our distributors and co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

        The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of “Trans Fatty Acids” in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule became effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. All the necessary packaging changes were made in a timely fashion.

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

EMPLOYEES

        On December 29, 2007, we employed eleven persons on a full-time basis, and on December 30, 2006, we employed ten persons on a full-time basis. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

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

        Dependence on Key Suppliers. We do not produce any of our own products. During the years ended December 29, 2007 and December 30, 2006, we purchased approximately 4% and 19% of our finished goods, respectively, from Ellsworth Ice Cream Company, our former frozen dessert co-packer that went out of business in May 2007. We made a permanent transfer of the products that were handled by Ellsworth to Leiby’s in 2007, and we purchased 9% of our finished goods from this producer. In fiscal 2007 and fiscal 2006, we purchased 17% and 15% of our finished goods, respectively, from Franklin Foods, our Better Than Cream Cheese and Sour Supreme co-packer, and we purchased approximately 10% of our finished goods from Kemps Foods, our former frozen dessert co-packer in 2006. These producers are required to comply with FDA regulations relating to the production of food products. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse affect on our company.

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

        The Absence of Patent Protection Could Adversely Affect Our Results of Operations. We rely upon the confidentiality of our formulas and our know-how rather than upon patent protection since patent protection may not be available for the recipes or manufacturing processes for any of our food products. There is no assurance that such confidentiality can or will be maintained or that our know-how cannot be obtained by others or that others do not now possess similar or even more effective capabilities. The failure to maintain the confidentiality of our know-how could adversely effect our operating results.

        Dependence on Key Customers. During the years ended December 29, 2007 and December 30, 2006, Trader Joe’s accounted for 20% and 23% of our net sales, respectively. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 55% of our net sales for the year ended December 29, 2007 and 58% of our net sales for the year ended December 30, 2006. The loss of a substantial portion of our sales to Trader Joe’s would have a material adverse affect on our company.

        Product Liability Suits, if Brought, Could Have a Material Adverse Effect on Our Business. From time to time in the normal course of our business, we become subject to product liability claims. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food products, we are subject to the risk of claims for product liability. We maintain general product liability and umbrella insurance coverages and generally require that our co-packers maintain product liability insurance with us as a co-insured. Similarly, most of our customers require us to name them as additional insureds as well, and in some cases we are required to sign hold harmless agreements.

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

        Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 76), Chief Executive Officer, and Steven Kass (age 56), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

        Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, together with our Chief Financial Officer, Steven Kass, hold 2,850,440 shares of common stock representing approximately 51% of the outstanding shares, permitting them to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

        We are Subject to Risks Associated with International Operations. In 2007 approximately 10% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

—	the impact of possible recessionary environments in multiple foreign markets;

—	longer receivables collection periods and greater difficulty in accounts receivable collection;

—	unexpected changes in regulatory requirements;

—	potentially adverse tax consequences; and

—	political and economic instability.

        We May Be Adversely Affected by Fluctuations in Currency Exchange Rates. Our foreign transactions are always in U.S. dollars, and to date we have not engaged in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales and, consequently, our business, operating results and financial condition.

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

        Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $80,000 in 2007 and $76,000 in 2006. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3.	Legal Proceedings.

        We are not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 29, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

        Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended	High	Low

April 1, 2006	$3.10	$2.75

July 1, 2006	3.20	2.75

September 30, 2006	2.97	2.70

December 30, 2006	3.45	2.80

March 31, 2007	3.25	2.91

June 30, 2007	3.15	2.71

September 29, 2007	3.20	2.59

December 29, 2007	3.77	2.51

        As of March 31, 2008, there were approximately 606 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 1,290 shareholders. We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Item 6.	Management’s Discussion or Plan of Operation.

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

        Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. We record as deductions against sales all trade discounts, returns and allowances that occur in the ordinary course of business, when the sale occurs. To the extent we charge our customers for freight expense, it is included in revenues. The amount of freight costs charged to customers has not been material to date.

        Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not accrue interest on accounts receivable past due.

        Allowance for Inventory Obsolescence. We are required to state our inventories at the lower of cost or market price. We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to expiration of product shelf life, loss of specific customers or changes in customers’ requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers’ purchasing requirements to change. These changes could affect our ability to sell our inventory; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

        Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Upon the adoption of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” January 1, 2007, we recognized $150,000 as a liability including related interest or penalties as a direct charge to retained earnings related to our uncertain tax positions. Our federal and state tax returns are open to examination for the years 2003 through 2006.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of the provisions of SFAS No. 157 is not expected to materially impact our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of the provisions of SFAS No.159 is not expected to materially impact our financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not expected to materially impact our financial position and results of operations.

Results of Operations

Fifty-Two Weeks Ended December 29, 2007 Compared with Fifty-Two Weeks Ended December 30, 2006

        Net sales the fifty-two weeks ended December 29, 2007 (fiscal 2007) were $19,150,000, a decrease of $315,000, or 2%, from net sales of $19,465,000 for the fifty-two weeks ended December 30, 2006 (fiscal 2006).

        Our efforts to grow our sales were negatively impacted by three factors. First, and most importantly, we lost a significant amount of business when the ice cream plant that formerly produced our frozen dessert products shut down unexpectedly at the end of April 2007. Once we used up our then existing inventories, we experienced inventory shortages of our frozen dessert novelties until we were able to obtain production elsewhere. We fully restocked our inventory by the middle of the fourth quarter of 2007. A second reason for the decline in our sales is that one of our largest customers discontinued the purchase of one product that generated $400,000 in sales in 2006. Although the sales loss was sizeable, the impact to our profitability was not significant since this was not a highly profitable item for us. The third reason was that we found it prudent to discontinue a number of slower moving items whose continued production was not cost efficient in relation to the sales level that these items generated. These declines were offset by increased sales to certain foreign distributors of approximately $177,000 and certain of our domestic distributors.

        While our gross profit in fiscal 2007 decreased by $58,000, or 1%, due primarily to the decrease in sales, our gross profit percentage was 29% in both the 2007 and 2006 fiscal years. The entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the general economic situation here in the United States and the cost of petroleum, from which a number of our packaging items are produced. This was partially offset by a decrease of freight out expense of $278,000 to $1,411,000 from $1,689,000 in fiscal 2006. This decrease is attributable in part to the fact that shipping our frozen dessert novelties from our new ice cream plant in Indiana to the West Coast is more cost-effective than shipping them from our third-party Mountville, Pennsylvania warehouse or from our former frozen dessert novelties manufacturer’s location, and in part because in some instances we increased the minimum size of orders to customers where we paid the freight, which reduced our shipping costs. We do not anticipate a significant reduction in the cost of shipping expense in 2008, as world oil prices show no signs of abating in the foreseeable future. We anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2008, our expected gross profit percentage will not improve materially due to promotional allowances associated with the planned introduction of new products. We also expect ingredient costs for certain key items and packaging costs to continue at their current high levels. We have initiated a series of price increases that will become effective in the first and second quarters of 2008, which we believe will help us maintain, or improve, our current gross profit percentage.

        Selling and warehousing expenses increased by $214,000 to $1,656,000 for fiscal 2007 from $1,442,000 in fiscal 2006. This increase was caused primarily by a $97,000 increase in outside warehouse rental, a $42,000 increase in travel and entertainment expense and an $80,000 increase in bad debt expense due to a large recovery included in the 2006 figures. The increase in outside warehouse rental expense was a result of the build up of finished goods inventory during the transition to our new principal frozen dessert manufacturing facilities to ensure adequate supplies of products during the transition period. The increase in travel and entertainment expense reflects costs associated with visiting key customers during the production transition period and the attainment of new distributors in certain key markets. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2008 should remain relatively consistent with our expenses in 2007.

        Marketing expenses decreased by $191,000 in fiscal 2007 to $353,000 as compared to $544,000 in fiscal 2006. This decrease is primarily attributable to a $93,000 decrease in expenses for artwork and plates for new packaging for certain products, an $88,000 decrease in television advertising expense for a pilot program in one of our markets, and a $10,000 decrease in newspaper advertising expense. We expect marketing expenses to remain consistent with fiscal 2007 expenses or increase modestly in fiscal 2008.

        Product development expenses increased slightly to $481,000 in fiscal 2007 as compared to $477,000 in fiscal 2006. Our management expects that product development costs will remain consistent with fiscal 2007 cost in fiscal 2008.

        General and administrative expenses were $2,233,000 for fiscal 2007 as compared with $1,988,000 for fiscal 2006, an increase of $245,000 or 12%. The increase was primarily due to the $272,000 increase in stock-based compensation expense as a result of the accounting charge associated with a modification and cash pay-out for the redemption of a stock option, which was considered additional compensation expense for financial reporting purposes, and an increase of $30,000 in data processing expense. These increases were offset by reductions of $23,000 in insurance expense, $32,000 in travel, entertainment and auto expenses and $27,000 in professional fess and outside services. We anticipate that professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2008 primarily due to the costs associated with compliance with the internal controls provisions of The Sarbanes-Oxley Act.

        Overall, total operating expenses in fiscal 2007 increased to $4,723,000, an increase of $272,000, or 6%, from total operating expenses in fiscal 2006. Had we not incurred the $287,000 in stock-based compensation expense included in our general and administrative expenses for 2007, the result of an accounting charge associated with a modification and cash pay-out for the redemption of a stock option, our operating expenses would have decreased slightly from fiscal 2006.

        Income before income taxes decreased by $330,000 to $799,000 in fiscal 2007 as compared with $1,129,000 in fiscal 2006 as a result of decreased sales, which resulted in a lower gross profit, and stock-based compensation expense of $287,000.

        Income taxes for the current fiscal period were $334,000, or 42% of taxable income, compared to $512,000, or 45% of taxable income, in fiscal 2006. We believe that our effective tax rate will continue to approximate our historical tax rate of 40%-42% during fiscal 2008.

Liquidity and Capital Resources

        At December 29, 2007, our working capital was $4,457,000, an increase of $492,000 from December 30, 2006. Our current and quick acid test ratios, both measures of liquidity, were 4.0 and 3.0, respectively, at December 29, 2007 compared to 3.0 and 1.5, respectively, at December 30, 2006. We believe our existing cash and cash equivalents on hand at December 29, 2007, and the cash flows expected from operations will be sufficient to support the Company for at least the next twelve months.

        At December 29, 2007, accounts receivable decreased by $93,000 to $1,991,000 from December 30, 2006, reflecting an increase in cash collections and a slight reduction in sales in the fiscal year ended December 29, 2007. The average number of days used to collect our gross accounts receivable in fiscal 2007 was 39 days as compared to 44 days in fiscal 2006. At December 29, 2007, inventories decreased to $1,552,000 from $2,992,000 at December 30, 2006. The decrease in our inventories is due to two factors. First, the establishment of relationships with more reliable frozen dessert co-packers allowed us to reduce our finished goods inventory that we had built up to guard against out of stock items in the event that our former frozen dessert co-packer ceased operations. Second, our current frozen dessert co-packer purchases all ingredients and packaging prior to production, which is the industry standard. With our previous co-packer, we had to purchase most of the raw materials and packaging. Accounts payable and accrued expenses, excluding our provision for uncertain tax positions, decreased by $208,000 to $780,000 at December 29, 2007 from $988,000 at December 30, 2006, reflecting a reduction in our purchases of ingredients and packaging.

        Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,500,000 shares of our common stock at prevailing market prices. As of December 29, 2007, we have repurchased 1,342,100 shares with a total cost of $4,171,000, or an average price of $3.11 per share. We made no stock purchases in 2007. As of March 31, 2008, we repurchased 1,401,700 shares at a total cost of $4,334,000, or an average price of $3.09 per share.

        On February 26, 2007, our Board of Directors authorized us to enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring that month, in consideration for a purchase price of $2.3325 per share, reflecting a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007. After subtracting the underlying $.6875 per share exercise price of the options, this resulted in a net buyback price to our company of $1.645 per share, or $287,875. This is reflected as additional cash compensation expense to Mr. Kass. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625) (consistent with the original terms of the grants). The effect of these two transactions was a net cash outflow of the company to Mr. Kass of $119,125.

        We have a $1,000,000 line of credit with Wachovia Bank. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during 2008 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. This agreement will expire on April 30, 2008, but can be renewed for an additional one-year term with the consent of both parties. We intend to extend the facility. There can be no assurances that this facility will be extended. There were no amounts outstanding under this facility at December 29, 2007 or December 30, 2006.

Cash Flows

	Years ended
	December 29, 2007	December 30, 2006
	(In thousands)

Net cash provided by (used in) operating activities	$1,041	$(619)
Net cash provided by (used in) financing activities	169	(348)

Net increase (decrease) in cash and cash equivalents	1,210	(967)
Cash and cash equivalents at beginning of period	289	1,256

Cash and cash equivalents at end of period	$1,499	$289

        The improvement in the cash flows from operating activities is principally due to the fact that we no longer have to make significant investments in finished goods inventory, for the reasons discussed above. The cash provided by financing activities in fiscal 2007 was the proceeds from the stock option exercise (note that the payment of $287,000 for the redemption of the stock options to an officer is included in cash flows from operating activities). The cash used in financing activities in fiscal 2006 was the result of the stock buy-back program. We did not buy back any stock in fiscal 2007, although we have resumed the program in fiscal 2008.

Contractual Obligations

        We have no contractual obligations at December 29, 2007.

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 29, 2007 and December 30, 2006, and the related statements of income, changes in stockholders’ equity and cash flows for each of for the fifty-two week periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the fifty-two week periods then ended, in conformity with United States generally accepted accounting principles.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as of December 31, 2006.

/s/ Amper Politziner & Mattia, P.C.
AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey
April 10, 2008

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	December 29, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$1,499	$289
Accounts receivable, net of allowance for doubtful
accounts and sales promotions of $430 and $368,
respectively	1,991	2,084
Inventories	1,552	2,992
Prepaid expenses	46	2
Refundable income taxes	770	--
Deferred income taxes	298	558

Total current assets	6,156	5,925

Fixed assets (net of accumulated amortization of
$24 and $19)	24	29
Other assets	16	16

	$6,196	$5,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$633	$711
Accrued expenses	566	277
Accrued officers' compensation	500	500
Income taxes payable	--	472

Total current liabilities	1,699	1,960

Stockholders' equity:
Preferred stock - par value $.01 per share;
authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share;
authorized 15,000,000 shares, issued and
outstanding 5,653,467 shares at December 29,
2007 and 5,443,467 shares at December 30, 2006	57	54
Additional paid-in capital	225	56
Retained earnings	4,215	3,900

Total stockholders' equity	4,497	4,010

Total liabilities and stockholders' equity	$6,196	$5,970

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF INCOME
(In thousands, except for per share data)

	Fifty-two weeks ended December 29, 2007	Fifty-two weeks ended December 30, 2006

Net sales	$19,150	$19,465
Cost of sales	13,628	13,885

Gross profit	5,522	5,580

Operating expenses:
Selling and warehousing	1,656	1,442
Marketing	353	544
Product development costs	481	477
General and administrative	2,233	1,988

	4,723	4,451

Income before income taxes	799	1,129

Income taxes	334	512

Net income	$465	$617

Weighted average common shares
outstanding:
Basic	5,620	5,432

Diluted	5,884	5,992

Net income per common share:
Basic	$0.08	$0.11

Diluted	$0.08	$0.10

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, December 31, 2005	5,542,267	$55	--	$--	$--	$3,668	$3,723
Purchase of treasury stock	--	--	128,800	(386)	--	--	(386)
Retirement of treasury stock	(128,800)	(1)	(128,800)	386	--	(385)	--
Stock options exercised	20,000	--	--	--	38	--	38
Stock compensation expense	--	--	--	--	18	--	18
Net income for period ended December 30, 2006	--	--	--	--	--	617	617

Balances, December 30, 2006	5,433,467	54	--	--	56	3,900	4,010
Stock option exercise	220,000	3	--	--	166	--	169
Stock compensation expense	--	--	--	--	3	--	3
Charge to retained earnings upon adoption of FIN 48	--	--	--	--	--	(150)	(150)
Net income for period ended December 29, 2007	--	-	--	--	--	465	465

Balances, December 29, 2007	5,653,467	$57	--	$--	$225	$4,215	$4,497

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fifty-two weeks ended December 29, 2007	Fifty-two weeks ended December 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465	$617
Adjustments to reconcile net income to net
cash flows provided by (used in) operating activities:
Amortization	5	5
Provision for (recovery of) bad debts and sales promotions	62	(23)
Stock compensation expense	3	18
Deferred taxes	260	19
Change in assets and liabilities:
Accounts receivable	31	582
Inventories	1,440	(947)
Prepaid expenses and income taxes	(44)	49
Accounts payable and accrued expenses	61	(933)
Income taxes payable/refundable	(1,242)	(6)

Net cash flows provided by (used in) operating activities	1,041	(619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net	169	38
Purchase of treasury stock	--	(386)

Net cash flows provided by (used in) financing activities	169	(348)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,210	(967)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	289	1,256

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,499	$289

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$992	$413

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1:	DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of nondairy frozen desserts and other food products.

Fiscal Year – The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended on December 29, 2007 and December 30 2006, respectively.

Estimates and Uncertainties – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, sales promotion accruals and inventory reserves. Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers. Revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for promotional programs, manufacturers’ charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product. Freight charged to customers is included in revenues, and has generally been insignificant.

Concentration of Credit/Sales Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. During the year, the Company’s cash balance at a financial institution exceeded the FDIC limit of $100,000. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 29, 2007 is limited.

During the years ended December 29, 2007 and December 30, 2006, the Company derived approximately 90% and 91%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to one customer representing 20% of net sales during fiscal 2007 and 23% of net sales during fiscal 2006. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 55% and 58% of the Company’s net sales for the years ended December 29, 2007 and December 30, 2006. The accounts receivable balance of one customer represented approximately 15% of total accounts receivable at December 29, 2007.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Accounts Receivable – The majority of the Company’s accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not accrue interest on accounts receivable past due.

Cash and Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience, shelf life and product demand. The Company periodically reviews inventories and establishes reserves for obsolescence based on forecasted sales and market trend.

The Company purchased approximately 4% and 19% of its finished products from one supplier and 17% and 15% of its finished goods from another supplier during the periods ended December 29, 2007 and December 30, 2006, respectively.

Fixed Assets – Fixed assets consist of leasehold improvements. Amortization is provided by charges to income using the straight-line method over the useful life of ten years.

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets. FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” was adopted December 31, 2006. This requires the Company to measure the impact of all uncertain tax positions at the date of adoption and record a liability for the amount of potential exposure, offset by a direct charge to retained earnings. At adoption, the Company recognized a direct charge of $150 to retained earnings and accrued expenses. Thereafter, any changes to the required amount of the liability recorded to recognize the potential exposures are recognized as a charge or credit to income tax expense. The Company had approximately $25 of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net Income Per Share – Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options. For the periods ended December 29, 2007 and December 30, 2006, stock equivalents of 10,000 shares were excluded from the diluted earnings per share calculations since the effect was anti-dilutive, because the strike price of these options was greater than the quoted market value at such date.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	Fifty-two Weeks Ended December 29, 2007	Fifty-two Weeks Ended December 30, 2006

Net income, numerator, basic and diluted computation	$465	$617

Weighted average shares - denominator basic computation	5,620	5,432
Effect of dilutive stock options	264	560

Weighted average shares, as adjusted - denominator diluted computation	5,884	5,992

Net income per common share:
Basic	$0.08	$0.11

Diluted	$0.08	$0.10

Stock Based Compensation - The Company adopted SFAS No. 123(R) “Share-Based Payment” on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

Fair Value of Financial Instruments – SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash and equivalents, accounts receivable and accounts payable as of December 29, 2007 and December 30, 2006 are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Freight Costs – Freight costs to ship inventory to customers and to outside warehouses amounted to $1,411 and $1,689 during the periods ended December 29, 2007 and December 30, 2006, respectively. Such costs are included in costs of goods sold.

Advertising Costs – The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $39 and $137 during the periods ended December 29, 2007 and December 30, 2006, respectively.

Product Development Costs – Costs of new product development and product redesign are charged to expense as incurred.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of the provisions of SFAS No. 157 is not expected to materially impact the Company’s financial position and results of operations.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of the provisions of SFAS No. 159 is not expected to materially impact the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not expected to materially impact the Company’s financial position and results of operations.

NOTE 2:	INVENTORIES

Inventories consist of the following:

	December 29, 2007	December 30, 2006

Finished products	$1,048	$2,100
Raw materials and packaging	504	892

	$1,552	$2,992

NOTE 3:	STOCK OPTIONS

The 1993 Stock Option Plan (the “1993 Plan”) provides for the grant to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options to key employees and consultants. No grants have been made under the 1993 Plan since 2003.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The following is a summary of stock option activity from January 1, 2006 to December 29, 2007:

	INCENTIVE OPTIONS		NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Total Aggregate Intrinsic Value ($)

Outstanding at December 31, 2005	805,000	0.90	50,000	2.65	--
Granted in 2006	--	--	16,000	2.90	--
Exercised in 2006	--	--	(20,000)	1.90	--

Outstanding at December 30, 2006	805,000	0.90	46,000	3.06	1,730
Exercised in 2007	(220,000)	0.77	--	--	--
Forfeited in 2007	--	--	(26,000)	3.09	--
Surrendered and repurchased in 2007	(175,000)	0.69	--	--	--
Granted in 2007	--	--	41,000	2.90	--

Outstanding at December 29, 2007	410,000	1.06	61,000	2.94	664

Exercisable at December 30, 2006	805,000	--	10,000	--	1,729

Exercisable at December 29, 2007	410,000	--	27,000	--	755

The Company’s shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) on June 3, 2004. The purpose and intent of the 2004 Directors’ Plan is to attract and retain the best available individuals as non-employee directors of the Company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board. All options granted under 2004 Directors’ Plan are “nonstatutory stock options.” The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors’ Plan is 100,000 shares. See Note 6 for discussion of 2007 stock option repurchase and exercise to an officer.

In 2006, 16,000 non-qualified stock options were granted to two non-employee directors with a fair value at grant date of $1.00, using the following assumptions: Dividend rate = 0%, expected life = 5, risk free interest = 3.89% and volatility = 63%. The intrinsic value of the 20,000 shares exercised during 2006 was approximately $22,000 at the date of the exercise. In 2007, 41,000 non-qualified stock options were granted to two non-employee directors with a fair value at grant date of $2.90, using the following assumptions: Dividend rate = 0%, expected life = 5, risk free interest = 3.81% and volatility = 14.43%.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The following table summarizes information about stock options outstanding at December 29, 2007:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable

1.0625	410,000	1.25	1.0625	410,000
3.14	10,000	2.08	3.14	10,000
2.90	10,000	3.42	2.90	3,334
2.90	41,000	4.83	2.90	13,666

1.0625-3.14	471,000	1.35	1.31	437,000

The aggregate unrecognized stock-based compensation charge at December 29, 2007 is approximately $28 expected to be expensed over three years.

NOTE 4:	LEASES

The Company’s facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $80 in 2007 and $76 in 2006. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5:	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 29, 2007 and December 30, 2006 are as follows:

	Dec. 29, 2007	Dec. 30, 2006

Current:
Federal	$(4)	$401
State	78	92

	74	493

Deferred:
Federal	232	16
State	28	3

	260	19

Total income tax expense	$334	$512

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the periods ended December 29, 2007 and December 30, 2006 follows:

	Dec. 29, 2007	Dec. 30, 2006

Income tax expense computed at federal statutory rate	$272	$384
Permanent and other items	3	10
Under-accrual of prior year	(14)	57
Addition to FIN 48 provision	25	--
State income taxes, net of federal income tax benefit	48	61

	$334	$512

Deferred tax asset at December 29, 2007 and December 30, 2006 consist of the following components:

	Dec. 29, 2007	Dec. 30, 2006

Allowance for doubtful accounts	$128	$97
Inventory	115	261
Accruals and reserves	--	200
Credits for tax paid to other jurisdictions	55	--

Deferred tax asset	$298	$558

The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the Company’s fiscal year. As a result of the implementation of FIN 48, the Company recognized a $150 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$150
Additions based on tax positions
related to the current year	197
Additions for tax positions of prior years	72

Balance at December 29, 2007	$419

The provision at December 29, 2007 for uncertain tax positions is included in accrued expenses. The Company's federal and state tax returns are open to examination for the years 2003 to 2006.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 6:	RELATED PARTY TRANSACTIONS

On February 26, 2007, the Board of Directors authorized the Company enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring on February 27, 2007, at a purchase price of a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007, or $2.3325 per share. After subtracting the underlying cost of the options, $.6875, this resulted in a net buyback price to the Company of $1.645 per share, or $287.9. This is reflected as an additional cash compensation expense to Mr. Kass as a result of the modification to the option terms and repurchase by the Company. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103.1) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65.7), for a combined total proceeds to the Company of $168.8. The effect of these two transactions was a net cash outflow of the Company to Mr. Kass of $119.1.

NOTE 7:	LINE OF CREDIT

The Company established a $1,000 line of credit with Wachovia Bank in April 2006, which was renewed for an additional year effective April 30, 2007.  As of April 7, 2008, the Company has not used the line of credit. If the line of credit is drawn upon, the underlying promissory note becomes due and payable in consecutive monthly payments of accrued interest only, commencing, and continuing on, the same day of each month thereafter until fully paid.  The line of credit may be used to finance working capital of the Company and interest on the unpaid balance shall accrue at Wachovia’s Prime Rate.  The line of credit is secured by all of the personal property of the registrant including, without limitation, all accounts, equipment, accessions, inventory, chattel paper, instruments, investment property, documents, letter-of-credit rights, deposit accounts, and general intangibles, wherever located.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 8A(T).	Controls and Procedures.

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

        Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

        Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was ineffective as of December 29, 2007 because of the following material weaknesses in internal controls over financial reporting:

—	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

—	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

        It is our intention to increase the staffing level of the accounting department as demands on our accounting staff increase.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report on this annual report.

Item 8B.	Other Information.

        None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance withSection 16(a) of the Exchange Act.

        Our directors and executive officers are:

Name	Age	Position

David Mintz	76	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	56	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	55	Director
Joseph Fischer	68	Director
Aron Forem	53	Director
Philip Gotthelf	55	Director
Reuben Rapoport	79	Director
Franklyn Snitow	61	Director

        David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981.

        Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

        Neal S. Axelrod was elected to the Board of Directors effective August 6, 2007 to serve until the next Annual Meeting of Stockholders. Mr. Axelrod has been a self-employed certified public accountant in New Jersey since 1977.

        Joseph Fischer was elected to the Board of Directors effective August 6, 2007 to serve until the next Annual Meeting of Stockholders. He previously served as a director from March 2004 until June 2007. He has been the principal in FMM Investments, which manages private portfolios, since 1992. Prior to that and since 1982, Mr. Fischer was the Controller of the Swingline Division of American Brands Inc.

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

Audit Committee Financial Expert

        The Audit Committee of the Board of Directors is comprised of Mr. Axelrod, who serves as chairman, Mr. Gotthelf and Mr. Forem. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Mr. Axelrod is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2007 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

        The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2007 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total($)

David Mintz	2007	450,000	350,000	--	--	--	--		800,000
Chief Executive Officer	2006	450,000	350,000	--	--	--	--		800,000
and Director	2005	450,000	350,000	--	--	--	--		800,000

Steven Kass	2007	125,000	150,000	--	--	--	853,975	(1)	1,128,975
Chief Financial	2006	125,000	150,000	--	--	--	--		275,000
Officer	2005	125,000	150,000	--	--	--	--		275,000

(1)	On February 26, 2007, our Board of Directors authorized us to enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring that month, in consideration for a purchase price of $2.3325 per share, reflecting a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007. After subtracting the underlying $.6875 per share exercise price of the options, this resulted in a net buyback price to our company of $1.645 per share, or $287,875. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625) (consistent with the original terms of the grants), for a combined total purchase cost of $168,750, resulting in a net payment to Mr. Kass of $119,125. The value of the exercised options is calculated as the difference between the closing price of the Common Stock on the date of exercise and the option exercise price ($566,100).

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer’s salary for such year.

Grants of Plan-Based Awards for 2007

             The following table provides information relating to stock options awarded during the fiscal year ended December 31, 2007:

Name	Grant Date	Date of Meeting	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH) (1)	Grant Date Value of Stock Option Awards

Neal Axelrod	11/08/07	11/08/07	--	15,000	2.90	$43,500
Joseph Fisher	11/08/07	11/08/07	--	26,000	2.90	$75,400

(1)	The exercise price of the options is equal to the closing market price of the common stock on the grant date.

Long-Term Incentive Plans-Awards in Last Fiscal Year

        We do not currently have any long-term incentive plans.

Director Compensation

        Our non-employee directors earned director compensation in 2007 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. All other non-employees are entitled to $1,000 per meeting attended. In addition, two of our independent directors received stock option grants in 2007. See “Grants of Plan-Based Awards for 2007” above.

        The following table sets for the compensation received by each of the Company’s non-employee Directors. Each non-employee director is considered independent under AMEX listing standards.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Neal S. Axelrod	1,750	--	43,500	--	--	--	45,250
Joseph Fischer	1,500	--	75,400	--	--	--	76,900
Aron Forem	1,000	--	--	--	--	--	1,000
Philip Gotthelf	2,500	--	--	--	--	--	2,500
Franklyn Snitow	2,000	--	--	--	--	--	2,000

Employment Agreements

        We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Outstanding Equity Awards at Fiscal Year End

        The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to Equity Incentive Plan. Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625) (consistent with the original terms of the grants), for a combined total purchase cost of $168,750.

Outstanding Equity Awards at Fiscal Year-End

Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) Exerciseable		Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

David Mintz	--		--	--	--	--	--	--	--	--
Steven Kass	400,000	(1)	0	--	1.0625	3/18/09	--	--	--	--

(1)	Reflects options issued to Steven Kass to purchase shares of our common stock. Mr. Kass was granted options to purchase our common stock at an exercise price of $1.0625. As of December 29, 2007, all of the options vested.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following tables set forth as of March 31, 2008 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,630,440		47.1%
Financial & Investment Management Group, Ltd.	878,250	(4)	15.7%
Steven Kass	620,000	(5)	10.4%

(1)	The address of Messrs. Mintz and Kass is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 31, 2008 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,593,867 shares issued and outstanding as of March 31, 2008.

(4)	Based on the information contained in a Schedule 13G filed by the Financial & Investment Management Group, Ltd. filed February 26, 2008. The address of the Financial & Investment Management Group, Ltd. is 111 Cass Street, Traverse City, MI 49684.

(5)	Includes 400,000 shares issuable upon the exercise of currently exercisable stock options.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,630,440		47.1%
Steven Kass	620,000	(4)	10.4%
Reuben Rapoport	85,000		1.6%
Franklyn Snitow	43,200		*
Joseph Fischer	8,667	(5)	*
Philip Gotthelf	6,666	(6)	*
Neal S. Axelrod	5,000	(7)	*
Aron Forem	0		*
All Executive Officers and Directors as a group (8 persons)	3,398,973	(8)	56.6%

*	Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod, Fischer, Gotthelf and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 31, 2008 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,593,867 shares issued and outstanding as of March 31, 2008.

(4)	Includes 400,000 shares issuable upon the exercise of currently exercisable stock options.

(5)	Includes 8,666 shares issuable upon the exercise of currently exercisable stock options.

(6)	Includes 6,666 shares issuable upon the exercise of currently exercisable stock options.

(7)	Includes 5,000 shares issuable upon the exercise of currently exercisable stock options.

(8)	Includes 414,332 shares issuable upon the exercise of currently exercisable stock options.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

        None.

Item 13.	Exhibits.

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.(5)

10.1	Form of Loan Agreement between the Registrant and Wachovia Bank, N. A.(6)

10.2	Form of Promissory Note between the Registrant and Wachovia Bank, N. A.(6)

10.3	Form of Security Agreement between the Registrant and Wachovia Bank, N. A.(6)

23.1	Consent of Amper, Politziner & Mattia, P. C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 8-K bearing a cover date of April 13, 2006 and hereby incorporated by reference thereto.

Schedule II – page S-1, immediately following the signature page.

Item 14.	Principal Accountant Fees and Services.

Fees Paid to Independent Public Accountants

        The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants.

Year Ended
	December 29, 2007		December 30, 2006
Services Rendered	Fees	Percentages	Fees	Percentages

Audit Fees (1)	$92,350	100%	$69,000	100%
Audit-related Fees	--	--	--	--
Tax Fees	--	--	--	--
All Other Fees	--	--	--	--

Total	$92,350	100%	$69,000	100%

(1)	Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

Pre-Approval Policies and Procedures

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Amper, Politziner & Mattia, P.C. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2008.

TOFUTTI BRANDS INC. (Registrant) By: /s/ David Mintz —————————————— David Mintz Chairman of the Board and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 14, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/ Steven Kass
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer

/s/ Neal S. Axelrod
Neal S. Axelrod
Director

/s/ Joseph Fischer
Joseph Fischer
Director

Aron Forem
Director

/s/ Philip Gotthelf
Philip Gotthelf
Director

Reuben Rapoport
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

SCHEDULE II

Tofutti Brands Inc.

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Write-offs Net of Recoveries	Balance at End of Fiscal Year

Fiscal year ended December 29, 2007
Allowance for doubtful accounts	$243	$60	$(30)	$273
Sales promotion allowance	125	32	--	157

Fiscal year ended December 30, 2006
Allowance for doubtful accounts	$291	$110	$(158)	$243
Sales promotion allowance	100	25	--	125

S - 1

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.(5)

10.1	Form of Loan Agreement between the Registrant and Wachovia Bank, N. A.(6)

10.2	Form of Promissory Note between the Registrant and Wachovia Bank, N. A.(6)

10.3	Form of Security Agreement between the Registrant and Wachovia Bank, N. A.(6)

23.1	Consent of Amper, Politziner & Mattia, P. C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 8-K bearing a cover date of April 13, 2006 and hereby incorporated by reference thereto.