Form 10-Q
period 2008-03-29
TOFUTTI BRANDS INC
filed 2008-05-13
CIK 730349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2008

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act for the
          transition period from [           ] to [              ]

                         Commission file number: 1-9009

                               Tofutti Brands Inc.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                13-3094658
   (State of Incorporation)              (I.R.S. Employer Identification No.)

                  50 Jackson Drive, Cranford, New Jersey 07016
                    (Address of Principal Executive Offices)

                                 (908) 272-2400
                           (Issuer's Telephone Number)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

As of May 9, 2008 the Registrant had 5,585,267 shares of Common Stock, par value $.01, outstanding.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                           Page
                                                                           ----

Part I - Financial Information:

Item 1.   Financial Statements

          Condensed Balance Sheets - March 29, 2008
            (Unaudited) and December 29, 2007                                3

          Condensed Statements of Income -
            (Unaudited) - Thirteen Week Periods ended March 29, 2008
            and March 31, 2007                                               4

          Condensed Statements of Cash Flows -
            (Unaudited) - Thirteen Week Periods ended March 29, 2008
            and March 31, 2007                                               5

          Notes to Condensed Financial Statements                            6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of  Operations               10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

Item 4T.  Controls and Procedures                                           16

Part II - Other Information:

Item 1.   Legal Proceedings                                                 17

Item 1A.  Risk Factors                                                      17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 3.   Defaults Upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Security Holders               17

Item 5.   Other Information                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                  17

          Signatures                                                        19

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
               (in thousands, except share and per share figures)


                                                              March 29,            December 29,
                                                                2008                   2007
                                                             -----------          -------------
                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents                               $  596                 $1,499
     Accounts receivable, net of allowance for doubtful
        accounts and sales promotion of $438 and $430,
        respectively                                          1,862                  1,991
     Inventories                                              2,162                  1,552
     Prepaid expenses                                            23                     46
     Refundable income taxes                                    635                    770
     Deferred income taxes                                      298                    298
                                                                ---                    ---
                Total current assets                          5,576                  6,156
                                                              -----                  -----

Fixed assets, net of accumulated amortization of
        $20 and $19                                              23                     24
Other assets                                                     16                     16
                                                                 --                     --
                                                             $5,615                 $6,196
                                                             ======                 ======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                        $  395                   $633
     Accrued expenses                                           556                    566
     Accrued officers' compensation                             125                    500
                  Total current liabilities                   1,075                  1,699
                                                              -----                  -----


Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                  --                     --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,593,867 shares at March 29, 2008
         and 5,653,467 shares at December 29, 2007               56                     57
     Additional paid-in capital                                  65                    225
     Retained earnings                                        4,419                  4,215
                                                              -----                  -----
                 Total stockholders' equity                   4,540                  4,497
                                                              -----                  -----
                 Total liabilities and stockholders' equity  $5,615                 $6,196
                                                             ======                 ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                                   Thirteen          Thirteen
                                                    weeks              weeks
                                                    ended              ended
                                               March 29, 2008     March 31, 2007
                                               ---------------    --------------

Net sales                                          $4,655            $4,846
Cost of sales                                       3,128             3,150
                                                    -----             -----
         Gross profit                               1,527             1,696
                                                    -----             -----

Operating expenses:
     Selling                                          435               440
     Marketing                                        136                92
     Stock compensation expense                         3               288
     Research and development                         125               117
     General and administrative                       485               535
                                                      ---               ---
                                                    1,184             1,472
                                                    -----             -----

Income before income taxes                            343               224

Income taxes                                          139                96
                                                      ---               ---

Net income                                           $204              $128
                                                     ====              ====

Weighted average common shares outstanding:
     Basic                                          5,619             5,543
                                                    =====             =====
     Diluted                                        5,869             5,813
                                                    =====             =====

Net income per common share:
     Basic                                          $0.04             $0.02
                                                    =====             =====
     Diluted                                        $0.03             $0.02
                                                    =====             =====

            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                      Thirteen        Thirteen
                                                       weeks           weeks
                                                       ended           ended
                                                  March 29, 2008  March 31, 2007
                                                  --------------  --------------

Cash flows from operating activities, net            $(740)          $(335)

Cash flows from financing activities, net             (163)            169
                                                      ----             ---
       Net decrease in cash and cash equivalents      (903)           (166)

Cash and cash equivalents at beginning of period     1,499             289
                                                     -----             ---

Cash and cash equivalents at end of period            $596            $123
                                                      ====            ====

Supplemental cash flow information:
              Income taxes paid                     $    4            $400
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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 29, 2007 have been derived from our audited financial statements for the year ended December 29, 2007. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.


Note 3:  Recent Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company's financial position and results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of the provisions of SFAS No. 159 did not have a material impact on the Company's financial position and results of operations.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)


         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not expected to have a material impact on the Company's financial position and results of operations.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133" ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on its financial statements.


Note 4:  Inventories

         The composition of inventories is as follows:

                                           March 29, 2008      December 29, 2007
                                           --------------      -----------------

          Finished products                    $1,600             $1,048
          Raw materials and packaging             562                504
                                               ------             ------
                                               $2,162             $1,552
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

         FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns was adopted by the Company on December 31, 2006. The Company assessed the impact of adopting FIN 48 on its financial position and its impact was calculated to be approximately $150, which was recorded as an adjustment to the Company's December 31, 2006 retained earnings, in accordance with the transitional rules of FIN 48. At March 29, 2008 and December 29, 2007, the amount provided for such uncertainties was approximately $419. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return and state nexus issues. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.


Note 6:  Market Risk

         We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100 per account.


Note 7: Earnings Per Share

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Not included in the calculation were 61,000 and 30,000 non-qualified options to directors that were antidilutive because the market price of our common stock as of March 29, 2008 and March 31, 2007, respectively, was less than the exercise prices of any of these options.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                 Thirteen Weeks   Thirteen Weeks
                                                      Ended           Ended
                                                 March 29, 2008   March 31, 2007
                                                 --------------   --------------
 Numerator
   Net income-basic and diluted.................       $204            $128
                                                       ====            ====

 Denominator
   Denominator for basic earnings per share
      weighted average shares ..................      5,619           5,543
   Effect of dilutive securities
      stock options.............................        194             270
                                                        ---             ---
   Denominator for diluted earnings per share...      5,869           5,813
                                                      -----           -----

   Earnings per share
     Basic......................................      $0.04           $0.02
                                                      =====           =====
     Diluted....................................      $0.03           $0.02
                                                      =====           =====


Note 8: Stock-Based Compensation

         The Company follows SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

         During the thirteen weeks ended March 31, 2007, the Company purchased options to acquire 175 shares of common stock from an officer at a net cost of $288. The expense was calculated as the difference between the market price of the Company's common stock on the date of the transaction (less an agreed 25% discount) minus the option exercise price, multiplied by the 175 shares. For financial reporting and income tax purposes, the $288 is considered additional compensation expense.

         The officer in turn used some of the cash received to exercise other options to acquire 220 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169.

         As a result of these transactions, there are options outstanding under the Company's stock option plan to acquire 471 shares of common stock with a weighted average exercise price of approximately $1.30 at December 29, 2007 and March 29, 2008. Substantially all of such options are fully vested and have an intrinsic value of approximately $676 at March 29, 2008.

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Upon the adoption of FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," January 1, 2007, we recognized $150,000 as a liability including related interest or penalties as a direct charge to retained earnings related to our uncertain tax positions. At March 29, 2008 and December 29, 2007, the amount provided for such uncertainties was approximately $419,000. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return and state nexus issues. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.

Results of Operations

Thirteen Weeks Ended March 29, 2008 Compared
with Thirteen Weeks Ended March 31, 2007
----------------------------------------

Net sales for the thirteen weeks ended March 29, 2008 were $4,655,000, a decrease of $191,000, or 4%, from the sales level realized for the thirteen weeks ended March 31, 2007 due to a discontinuance of certain products in the 2008 period that were available for sale in the 2007 period. These products were discontinued because they had a low profit margin.

Our gross profit in the current period decreased to $1,527,000 in the 2008 period from $1,696,000 in the 2007 period. Our gross profit percentage also decreased to 33% for the period ending March 29, 2008 compared to 35% for the period ending March 31, 2007. The decrease in our gross profit and gross profit percentage for the period ended March 29, 2008 resulted primarily from significant industry-wide increases to certain key ingredients and packaging, increased freight expenses and increased costs of petroleum based products. These increased costs were offset by sales of higher margin products and by a decrease in freight out expense, a significant part of our cost of sales, which decreased by $81,000, or 23%, to $279,000 for the thirteen weeks ended March 29, 2008 compared with $360,000 for the thirteen weeks ended March 31, 2007. The decrease in freight out expense is attributable in part to the fact that shipping our frozen dessert novelties from our new ice cream plant in Indiana to the West Coast is more cost-effective than shipping them from our third-party Mountville, Pennsylvania warehouse or from our former frozen dessert novelties manufacturer's location, and in part because in some instances we increased the minimum size of orders to customers where we paid the freight, which reduced our shipping costs.

Selling expenses decreased by $5,000 to $435,000 for the current fiscal quarter compared with $440,000 for the comparable period in 2007. This decrease was partially due to a decrease in outside warehouse expense of $17,000 and a decrease in meeting and convention expenses of $23,000, which were offset by an increase in payroll expense of $35,000. The increase in payroll expense was the result of adding another salesperson and by the additional provision of $25,000 for anticipated year-end bonuses. While we expect a slight decline in our outside warehouse expense over the remainder of the fiscal year, it will still be significantly higher than our historical levels expense due to the higher inventory balances that we expect to maintain, because more of our customers are picking up or having products shipped from our warehouses rather than having products shipped directly from our co-packers.

Marketing expenses increased by $44,000 to $136,000 in the fiscal 2008 period due principally to a $15,000 increase in television advertising expense and a $40,000 increase in newspaper advertising expense. The increases were in part a result of a special television and newspaper advertising campaign aimed at Chinese consumers, one of our targeted lactose-intolerant ethnic groups.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $8,000 to $125,000 for the thirteen weeks ended March 29, 2008 from $117,000 for the comparable period in 2007.

Stock compensation expense was $3 for the thirteen weeks ended March 29, 2008 compared to stock compensation expense of $288,000 for the thirteen weeks ended March 31, 2007. In February 2007, we purchased 175,000 stock options from an officer at a net cost of $288,000. The expense was calculated as the difference between the market price of our common stock on the date of the transaction (less an agreed

25% discount) minus the option exercise price, multiplied by the 175,000 options. For financial reporting and income tax purposes, the $288,000 is considered additional compensation.

General and administrative expenses decreased by $50,000 to $485,000 for the current quarter compared with $535,000 for the comparable period in 2007 due primarily to a reduction in travel, entertainment and auto expense of $28,000 and outside fees and professional services of $15,000. We anticipate that the current period's reduction in travel, entertainment, and auto expense will continue on the same level for the balance of 2008.

The increase in income tax expense in the first quarter of 2008 to $139,000, or 41% of income before taxes, from $96,000, or 43% of taxable income, in the first quarter of 2007 reflects an increase in our taxable income. Our tax rates historically fall within a range of 40% to 44%.

Liquidity and Capital Resources

As of March 29, 2008, we had approximately $596,000 in cash and equivalents and our working capital was approximately $4.5 million. Because we are now maintaining larger finished goods inventories to improve customer service, we established a $1,000,000 line of credit with Wachovia Bank in April 2006. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during 2008 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. This agreement expired on April 30, 2008, but was renewed for an additional one-year term with the consent of both parties. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                    Thirteen Weeks            Thirteen Weeks
                                  ended March 29, 2008     ended March 31, 2007
                                  --------------------     --------------------
Net cash used in operating
activities.....................      $(740,000)                 $(335,000)
Net cash provided by (used
in)financing activities........       (163,000)                   169,000
                                      ---------                   -------
Net change in cash
  and cash equivalents.........      $(903,000)                 $(166,000)
                                     ==========                 ==========


Our net cash flows used in operating activities was the result of our continued investment in building inventories to support the seasonal aspect of our business and the change in production facilities. During the thirteen weeks ending March 29, 2008, we paid bonuses to management of $500,000. We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our net cash flows used in financing activities represents the repurchase of our common stock. During the thirteen weeks ending March 29, 2008, we repurchased 59,600 shares of our common stock for $163,000. Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,500,000 shares of our common stock at prevailing market prices. As of December 29, 2007, we have repurchased 1,342,100 shares with a total cost of $4,171,000, or an average price of $3.11 per share. We made no stock purchases in 2007. As of March 31, 2008, we repurchased 1,410,300 shares at a total cost of $4,360,000, or an average price of $3.09 per share. On February 26, 2007, our Board of Directors authorized us to enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring that month, in consideration for a purchase price of $2.3325 per share, reflecting a 25% discount from the $3.11 closing price of the Common Stock on February 26, 2007. After subtracting the underlying $.6875 per share exercise price of the options, this resulted in a net buyback price to our company of $1.645 per share, or $287,875. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $0.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $0.9375 per share ($65,625) (consistent with the original terms of the grants), for a combined total purchase cost of $168,750, resulting in a net payment to Mr. Kass of $119,125.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of March 29, 2008, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of the provisions of SFAS No. 157 did not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of the provisions of SFAS No.159 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not expected to have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133" ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on our financial statements.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4T.    Controls and Procedures
            -----------------------

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the discussion of material weaknesses discussed in our Form 10-KSB for the fiscal year ended December 29, 2007, wherein our management concluded that our internal control over financial reporting was ineffective because of the following material weaknesses in internal controls over financial reporting:

        o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

        o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

Our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report the date, our disclosure controls and procedures were not effective. Plan for Remediation of Material Weaknesses

In response to these material weaknesses, our management intends to increase the staffing level of the accounting department as demands on our accounting staff increase.

Change in Internal Control over Financial Reporting

 During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

Item 1.     Legal Proceedings
            -----------------

            We are not a party to any material litigation.

Item 1A.    Risk Factors
            ------------

            There have been no material changes to the Company's "Risk Factors" set forth in its Annual Report on Form 10-KSB for the year ended December 29, 2007.

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

            None.

Item 4.     Submission of Matters to a Vote of Shareholders
            -----------------------------------------------

            None.

Item 5.     Other Information
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

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



(b)      Reports on Form 8-K

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

Date: May 13, 2008