Form 10-Q
period 2008-06-28
TOFUTTI BRANDS INC
filed 2008-08-12
CIK 730349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2008

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

                                 YES [ ] NO [X]

As of August 8, 2008 the Registrant had 5,418,767 shares of Common Stock, par value $.01, outstanding.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Condensed Balance Sheets - June 28, 2008
             (Unaudited) and December 29, 2007                              3

           Condensed Statements of Income - (Unaudited)
             Thirteen and Twenty-Six Week Periods
             ended June 28, 2008 and June 30, 2007                          4

           Condensed Statements of Cash Flows - (Unaudited)
             Thirteen and Twenty-Six Week Periods
             ended June 28, 2008 and June 30, 2007                          5

           Notes to Condensed Financial Statements                          6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      17

Item 4T.   Controls and Procedures                                         17

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings                                               18

Item 1A.   Risk Factors                                                    18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               19

Item 6.    Exhibits and Reports on Form 8-K                                19

           Signatures                                                      21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                               TOFUTTI BRANDS INC.
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE FIGURES)


                                                          JUNE 28,  DECEMBER 29,
                                                            2008        2007
                                                            ----        ----
                                                        UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                            $ 419      $1,499
     Accounts receivable, net of allowance for doubtful   2,428       1,991
        accounts and sales promotion of $453 and $430,
         respectively
     Inventories                                          2,272       1,552
     Prepaid expenses                                         3          46
     Refundable income taxes                                555         770
     Deferred income taxes                                  298         298
                                                            ---         ---
           Total current assets                           5,975       6,156
                                                          -----       -----

Fixed assets, net of accumulated amortization of             22          24
        $26 and $24
Other assets                                                 16          16
                                                             --          --
                                                         $6,013      $6,196
                                                         ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 742        $633
     Accrued expenses                                       583         566
     Accrued officers' compensation                         200         500
                                                            ---         ---
             Total current liabilities                    1,525       1,699
                                                          -----       -----


Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued              --          --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,494,267 shares at June 28, 2008
         and 5,653,467 shares at December 29, 2007           55          57
     Additional paid-in capital                              --         225
     Retained earnings                                    4,433       4,215
                                                          -----       -----
            Total stockholders' equity                    4,488       4,497
                                                          -----       -----
            Total liabilities and stockholders' equity   $6,013      $6,196
                                                         ======      ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                               Thirteen         Thirteen        Twenty-six        Twenty-six
                                              weeks ended      weeks ended      weeks ended       weeks ended
                                             June 28, 2008    June 30, 2007    June 28, 2008     June 30, 2007
                                             -------------    -------------    -------------     -------------
Net sales                                      $ 5,633           $ 4,796           $10,288           $ 9,642
Cost of sales                                    4,160             3,395             7,287             6,545
                                               -------           -------           -------           -------
         Gross profit                            1,473             1,401             3,001             3,097
                                               -------           -------           -------           -------

Operating expenses:
    Selling and warehouse                          459               413               894               853
    Marketing                                      159                95               295               187
    Research and development                       169               126               294               243
    Stock compensation expense-G & A                --                --                 3               288
    General and administrative                     479               392               965               926
                                               -------           -------           -------           -------
                                                 1,266             1,026             2,451             2,497
                                               -------           -------           -------           -------

Income before income taxes                         207               375               550               600

Income taxes                                        80               150               219               247
                                               -------           -------           -------           -------

Net income                                     $   127           $   225           $   331           $   353
                                               =======           =======           =======           =======

Weighted average common shares
  outstanding:
         Basic                                   5,558             5,653             5,588             5,591
                                               =======           =======           =======           =======
         Diluted                                 5,818             5,920             5,843             5,858
                                               =======           =======           =======           =======

Net income per share:
         Basic                                 $  0.02           $  0.04           $  0.06           $  0.06
                                               =======           =======           =======           =======
         Diluted                               $  0.02           $  0.04           $  0.06           $  0.06
                                               =======           =======           =======           =======


            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        Twenty-six           Twenty-six
                                                                           weeks               weeks
                                                                           ended               ended
                                                                       June 28, 2008       June 30, 2007
                                                                       -------------       -------------

  Cash flows (used in) provided by operating activities, net             $ (739)               $341

  Cash flows (used in) provided by financing activities, net               (341)                169
                                                                          -----                 ---
         Net (decrease) increase in cash and cash equivalents            (1,080)                510

  Cash and cash equivalents at beginning of period                        1,499                 289
                                                                          -----                 ---

  Cash and cash equivalents at end of period                             $  419                $799
                                                                         ======                ====

  Supplemental cash flow information:
                Income taxes paid                                        $    4                $400
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

NOTE 2:  BASIS OF PRESENTATION

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 29, 2007 have been derived from the Company's audited financial statements for the year ended December 29, 2007. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which became effective for the Company on December 30, 2007. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Implementation of SFAS No. 159 did not have a material effect on the Company's financial statements.

         In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

         purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement's presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent's equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent's ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The Company does not anticipate the implementation of SFAS No. 160 will significantly change the presentation of its financial statements.

         In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for the Company on December 30, 2007. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard did not have a material effect on the Company's financial statements.

         In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the Company's January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard is not expected to have a material effect on the Company's financial statements.

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

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


NOTE 4:  INVENTORIES

         The composition of inventories is as follows:

                                                    June 28,      December 29,
                                                      2008           2007
                                                      ----           ----

                    Finished products               $1,864          $1,048
                    Raw materials and packaging        408             504
                                                       ---             ---
                                                    $2,272          $1,552
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

         FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns was adopted by the Company on December 31, 2006. The Company assessed the impact of adopting FIN 48 on its financial position and its impact was calculated to be approximately $150, which was recorded as an adjustment to the Company's December 31, 2006 retained earnings, in accordance with the transitional rules of FIN 48. At June 28, 2008 and December 29, 2007, the amount provided for such uncertainties was approximately $419. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return and state nexus issues. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.

NOTE 6:  MARKET RISK

         The Company invests its excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $100 per account.

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


NOTE 7: EARNINGS PER SHARE

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Not included in the calculation were 61,000 and 30,000 non-qualified options to directors that were antidilutive because the market price of our common stock as of June 28, 2008 and June 30, 2007, respectively, was less than the exercise prices of any of these options.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           Thirteen         Thirteen        Twenty-six       Twenty-six
                                                            Weeks             Weeks            Weeks            Weeks
                                                            Ended             Ended            Ended            Ended
                                                        June 28, 2008     June 30, 2007    June 28, 2008    June 30, 2007
                                                        -------------     -------------    -------------    -------------
    Numerator
        Net income-basic.............................        $127              $225             $331             $353
                                                             ====              ====             ====             ====
        Net income-diluted...........................        $127              $225             $331             $353
                                                             ====              ====             ====             ====
    Denominator
        Denominator for basic earnings per share            5,558             5,653            5,588            5,591
           weighted average shares ..................
        Effect of dilutive securities stock options..         260               267              255              267
                                                              ---               ---              ---              ---
        Denominator for diluted earnings per share...       5,818             5,920            5,843            5,858
                                                            -----             -----            -----            -----

        Earnings per share
        Basic........................................       $0.02             $0.04            $0.06            $0.06
                                                            =====             =====            =====            =====
        Diluted......................................       $0.02             $0.04            $0.06            $0.06
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

         As a result of these transactions, there are 471 options outstanding under the Company's stock option plan with a weighted average exercise price of approximately $1.30 at December 29, 2007 and June 28, 2008. Substantially all of such options are fully vested and have an intrinsic value of approximately $685 at June 28, 2008. There were no option grants during the twenty-six week periods ended June 28, 2008 or June 30, 2007.

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Upon the adoption of FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," January 1, 2007, we recognized $150,000 as a liability including related interest or penalties as a direct charge to retained earnings related to our uncertain tax positions. At June 28, 2008 and December 29, 2007, the amount provided for such uncertainties was approximately $419,000. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return and state nexus issues. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 28, 2008 Compared
with Thirteen Weeks Ended June 30, 2007
---------------------------------------

Net sales for the thirteen weeks ended June 28, 2008 were $5.6 million, an increase of $837,000, or 17%, from the sales level realized for the thirteen weeks ended June 30, 2007. Sales increased in all product and most customer categories. Our sales were also positively impacted by price increases that took effect in the second quarter of 2008.

Our gross profit in the current period increased by $72,000 to $1.5 million, reflecting the higher level of sales. Our gross profit percentage for the period ending June 28, 2008 was 26%, compared to 29% for the period ending June 30, 2007. The decrease in our gross profit percentage for the period ended June 28, 2008 was a result of the impact of significant industry-wide price increases for certain key ingredients and packaging. Freight out expense, a significant part of our cost of sales, increased by $154,000, or 51%, to $457,000 for the thirteen weeks ended June 28, 2008 compared with $303,000 for the thirteen weeks ended June 30, 2007. The increase in freight out expense was a result of the significant increase in sales for the thirteen weeks ended June 28, 2008 compared to the 2007 period and the steep increase in the price of fuel since the 2007 period.

Selling and warehouse expenses increased by 11% to $459,000 for the current fiscal quarter compared with $413,000 for the comparable period in 2007. This increase is due primarily to increases in payroll costs of $42,000 as a result of hiring an additional sales person and the provision for year-end bonuses, sales meeting and trade show expense of $15,000 and commissions of $10,000. These increases were offset by a decrease in outside warehouse expense of $27,000.

Marketing expenses increased by $64,000 to $159,000 in the fiscal 2008 period due principally to an increase in expenses for magazine and newspaper advertising of $42,000 and television and radio advertising of $18,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $169,000 for the thirteen weeks ended June 28, 2008 compared to $126,000 for the comparable period in 2007. This increase was primarily due to an increase in payroll expense of $17,000, professional fees and outside services of $10,000 and lab costs and supplies of $10,000.

General and administrative expenses increased to $479,000 for the current quarter compared with $392,000 for the comparable period in 2007, due primarily to an increase in professional fees and outside services of $20,000 and payroll expense of $82,000. The increase in payroll expense was due primarily to additional provisions towards year-end bonuses, which did not occur in the 2007 period.

The decrease in income tax expense in the second quarter of 2008 to $80,000 from $150,000 in the second quarter of 2007 reflects a decrease in operating income in the 2008 period. The effective tax rate was relatively consistent in both periods, 39% for the current period as compared to 40% for the 2007 period.

Twenty-Six Weeks Ended June 28, 2008 Compared
with Twenty-Six Weeks Ended June 30, 2007
-----------------------------------------

Net sales for the twenty-six weeks ended June 28, 2008 were $10.3 million, an increase of $646,000 or 7%, from the sales level realized for the twenty-six weeks ended June 30, 2007. Sales increased in all product and most customer categories. Our sales were also positively impacted by price increases that took effect in the second quarter of 2008.

Our gross profit in the current period decreased by $96,000, or 3%, to $3.0 million. Our gross profit percentage decreased to 29% for the period ending June 28, 2008 compared to 32% for the period ending June 30, 2007. The decrease in our gross profit percentage for the period ended June 28, 2008 was a result of significant industry-wide price increases for certain key ingredients and packaging. Freight out expense, part of our cost of sales, increased by $73,000, or 11%, to $736,000 for the twenty-six weeks ended June 28, 2008 compared with $663,000 for the twenty-six weeks ended June 30, 2007. The increase in freight out expense was a result of the significant increase in sales for the twenty-six weeks ended June 28, 2008 compared to the 2007 period and the steep increase in the price of fuel since the 2007 period.

Selling and warehouse expenses increased by 5% to $894,000 for the current twenty-six week period compared with $853,000 for the comparable period in 2007. This increase was due primarily to increases in payroll expense of $77,000, as the result of hiring an additional salesperson and the provision for year-end bonuses, and commission expense of $27,000, which increase was a result of the higher sales level in the 2008 twenty-six week period as compared to the 2007 period. These increases were offset by a decrease in outside warehouse rental expense of $45,000 and sales meeting and trade show expenses of $7,000.

Marketing expenses increased by $108,000 to $295,000 in the current twenty-six week period due principally to increases in expenses for magazine and newspaper advertising of $88,000 and television and radio advertising of $33,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $294,000 for the twenty-six weeks ended June 28, 2008 compared to $243,000 for the comparable period in 2007. This increase was mainly attributable to an increase in payroll expense of $30,000 as the result of hiring additional lab personnel and an increase in professional fees and outside services of $10,000.

We had stock compensation expense of $3,000 during the twenty-six week period ended June 28, 2008 as compared to stock compensation expense of $288,000 for the twenty-six weeks ended June 30, 2007. In February, we purchased 175,000 stock options from an officer at a net cost of $288,000. The expense was calculated as the difference between the market price of our common stock on the date of the transaction (less an agreed 25% discount), minus the option exercise price, multiplied by the 175,000 options. For financial reporting and income tax purposes, the $288,000 is considered additional compensation. The officer used the cash received to exercise options to acquire 220,000 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169,000.

General and administrative expenses increased to $965,000 for the current twenty-six week period compared with $926,000 for the comparable period in 2007 due primarily to an increase in payroll costs of $63,000, which was offset by a reduction in data processing expense of $17,000.

The decrease in income tax expense in the 2008 twenty-six week period to $219,000 from $247,000 in the 2007 twenty-six week period reflects the slightly lower operating profit in the 2008 period. The effective tax rate of 40% was relatively consistent in both periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2008, we had approximately $419,000 in cash and equivalents and our working capital was approximately $4.4 million compared to working capital of approximately $4.5 million and $4.3 million at December 29, 2007 and June 30, 2007, respectively. Because we are now maintaining larger finished goods inventories to improve customer service, we renewed the $1,000,000 line of credit with Wachovia Bank that we had established in April 2006. The agreement had expired on April 30, 2008, but was renewed for an additional one-year term with the consent of both parties. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during the remainder of 2008 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                      TWENTY-SIX WEEKS        TWENTY-SIX WEEKS
                                    ENDED JUNE 28, 2008      ENDED JUNE 30, 2007
                                    -------------------      -------------------
Net cash (used by) provided by
  operating activities...........    $  (739,000)                $341,000
Net cash (used in) provided by
  financing activities...........       (341,000)                 169,000
                                        ---------                 -------
Net change in cash
  and cash equivalents.........      $(1,080,000)                $510,000
                                     ============                ========


Our operating activities used $739,000 for the twenty-six week period ended June 28, 2008 compared with cash provided by operating activities of $341,000 for the twenty-six weeks ended June 30, 2007 as the result of our continued investment in building inventories to support the seasonal aspect of our business and the change in production facilities. During the twenty-six weeks ending June 28, 2008, we paid bonuses to management of $500,000.

Our $341,000 of cash flows used in financing activities principally reflects the repurchase of our common stock. During the twenty-six weeks ended June 28, 2008, we repurchased 120,500 shares of our common stock for $342,000. Our Board of Directors first instituted a share repurchase program in September 2000, and as of August 8, 2008, our Board of Directors authorized the repurchase of up to 1,750,000 shares of our common stock at prevailing market prices. As of June 28, 2008, we repurchased 1,462,600 shares at a total cost of $4,512,000, or an average price of $3.08 per share. As of August 8, 2008, we had repurchased 1,596,800 shares at a total cost of $4,832,000, or an average price of $3.06 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

As of June 28, 2008, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which became effective for us on December 30, 2007. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Implementation of SFAS No. 159 did not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for us January 1, 2009, with retroactive adoption of the Statement's presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent's equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent's ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not anticipate the implementation of SFAS No. 160 will significantly change the presentation of our financial statements.

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for us on December 30, 2007. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard did not have a material effect on our financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays our January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard is not expected to have a material effect on our financial statements.

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

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

In response to these material weaknesses, our management has increased the staffing level of the accounting department and has initiated steps to improve the separation of duties within its accounting staff. Management is now assessing these efforts and will determine what other steps should be taken in light of our size and our business activity.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 28, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

ITEM 1. LEGAL PROCEEDINGS
        -----------------

          We are not a party to any material litigation.

ITEM 1A. RISK FACTORS
         ------------

          There have been no material changes to our "Risk Factors" set forth in our Annual Report on Form 10-KSB for the year ended December 29, 2007.

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

          At the meeting, held on June 3, 2008, our shareholders voted for:

          1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at our 2009 Annual Meeting of Shareholders.

                                                                      Percentage
                                        For            Withheld           For
                                     ---------         --------       ----------
               David Mintz           5,070,914          225,522          89.7
               Neal Axelrod          5,220,185           76,251          92.3
               Joseph Fischer        5,215,185           81,251          92.3
               Aron Forem            5,215,185           81,251          92.3
               Philip Gotthelf       5,223,185           73,251          92.4
               Reuben Rapoport       5,076,114          220,322          89.8
               Franklyn Snitow       5,215,185           81,251          92.3

          2. The ratification of the selection of Amper, Politziner & Mattia, LLP as the our independent registered public accounting firm for the fiscal year ending January 3, 2009.

                                                                    Percentage
                  For               Against          Abstained         For
               ---------            -------          ---------      ----------
               5,268,568             8,242            19,625           93.2


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

Date: August 12, 2008