Form 10-Q
period 2008-09-27
TOFUTTI BRANDS INC
filed 2008-11-12
CIK 730349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2008

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

                                 YES [ ] NO [X]

As of November 7, 2008 the Registrant had 5,355,467 shares of Common Stock, par value $.01, outstanding.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Balance Sheets - September 27, 2008
           (Unaudited) and December 29, 2007                                 3

         Condensed Statements of Income - (Unaudited)
           Thirteen and Thirty-Nine Week Periods
           ended September 27, 2008 and September 29, 2007                   4

         Condensed Statements of Cash Flows - (Unaudited)
           Thirteen and Thirty-Nine Week Periods
           ended September 27, 2008 and September 29, 2007                   5

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

Item 4T. Controls and Procedures                                            17

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings                                                  19

Item 1A. Risk Factors                                                       19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.  Defaults Upon Senior Securities                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                20

Item 5.  Other Information                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20

         Signatures                                                         22

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               TOFUTTI BRANDS INC.
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE FIGURES)

                                                            SEPTEMBER 27,          DECEMBER 29,
                                                                2008                   2007
                                                                ----                   ----
                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                              $  448                 $1,499
     Accounts receivable, net of allowance
        for doubtful accounts and sales promotion of
        $513 and $430, respectively                          2,182                  1,991

     Inventories                                             2,057                  1,552
     Prepaid expenses                                           14                     46
     Refundable income taxes                                   505                    770
     Deferred income taxes                                     298                    298
                                                               ---                    ---
                Total current assets                         5,504                  6,156
                                                             -----                  -----

Fixed assets, net of accumulated amortization of
        $28 and $24                                             20                     24
Other assets                                                    16                     16
                                                                --                     --
                                                            $5,540                 $6,196
                                                            ======                 ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $390                   $633
     Accrued expenses                                          612                    566
     Accrued officers' compensation                            350                    500
                                                               ---                    ---
                  Total current liabilities                  1,352                  1,699
                                                             -----                  -----

Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                 --                     --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,417,867 shares at September 27,
         2008  and 5,653,467 shares at
         December 29, 2007                                      54                     57
     Additional paid-in capital                                 --                    225
     Retained earnings                                       4,134                  4,215
                                                             -----                  -----
                 Total stockholders' equity                  4,188                  4,497
                                                             -----                  -----
                 Total liabilities and stockholders' equity $5,540                 $6,196
                                                            ======                 ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                Thirteen            Thirteen         Thirty-nine          Thirty-nine
                                               weeks ended         weeks ended       weeks ended          weeks ended
                                             Sept. 27, 2008      Sept. 29, 2007    Sept. 27, 2008       Sept. 29, 2007
                                             --------------      --------------    --------------       --------------

Net sales                                        $ 4,801            $ 4,616            $15,089               $14,258
Cost of sales                                      3,427              3,395             10,715                 9,940
                                                 -------            -------            -------               -------
         Gross profit                              1,374              1,221              4,374                 4,318
                                                 -------            -------            -------               -------

Operating expenses:
    Selling and warehouse                            497                354              1,391                 1,207
    Marketing                                        137                 88                432                   275
    Research and development                         145                124                439                   367
    Stock compensation expense-G & A                  --                 --                  3                   288
    General and administrative                       498                453              1,462                 1,379
                                                 -------            -------            -------               -------
                                                   1,277              1,019              3,727                 3,516
                                                 -------            -------            -------               -------

Income before income taxes                            97                202                647                   802

Income taxes                                          75                 75                294                   322
                                                 -------            -------            -------               -------

Net income                                       $    22            $   127            $   353               $   480
                                                 =======            =======            =======               =======

Weighted average common shares
  outstanding:
         Basic                                     5,437              5,653              5,537                 5,609
                                                 =======            =======            =======               =======
         Diluted                                   5,687              5,919              5,791                 5,877
                                                 =======            =======            =======               =======

Net income per share:
         Basic                                   $  0.00            $  0.02            $  0.06               $  0.09
                                                 =======            =======            =======               =======
         Diluted                                 $  0.00            $  0.02            $  0.06               $  0.08
                                                 =======            =======            =======               =======




            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     Thirty-nine       Thirty-nine
                                                                        weeks             weeks
                                                                        ended             ended
                                                                   Sept. 27, 2008     Sept. 29, 2007
                                                                   --------------     --------------
    Cash flows (used in) provided by operating
      activities, net                                                  $ (388)            $  587

    Cash flows (used in) provided by financing
      activities, principally treasury stock transactions
      in 2008 and proceeds from exercise of stock options
      by officer in 2007, net*                                           (663)               169
                                                                        -----                ---
           Net (decrease) increase in cash and cash equivalents        (1,051)               756

    Cash and cash equivalents at beginning of period                    1,499                289
                                                                        -----                ---

    Cash and cash equivalents at end of period                           $448             $1,045
                                                                         ====             ======

    Supplemental cash flow information:
                  Income taxes paid                                    $    4             $  442
                                                                       ======             ======



_____

     * See Note 9 for a description of the Company's non-cash stock transactions



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

NOTE 2:  BASIS OF PRESENTATION

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 29, 2007 have been derived from the Company's audited financial statements for the year ended December 29, 2007. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year.

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

         In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

         purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. The Company does not expect the adoption of SFAS No. 141 to have a material effect on the Company, as no acquisitions are currently contemplated.


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

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

NOTE 4:  INVENTORIES

         The composition of inventories is as follows:

                                                September 27,      December 29,
                                                    2008               2007
                                                    ----               ----

          Finished products                        $1,604            $1,048
          Raw materials and packaging                 453               504
                                                   ------             -----
                                                   $2,057            $1,552
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

         FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns was adopted by the Company on December 31, 2006. At September 27, 2008 and December 29, 2007, the amount provided for such uncertainties was approximately $444 and $419, respectively. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return and state nexus issues. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.

NOTE 6:  MARKET RISK

         The Company invests its excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $250 per account.


NOTE 7: EARNINGS PER SHARE

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Not included in the calculation were 61,000 and 30,000 non-qualified options to directors that were antidilutive because the market price of our

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

         common stock as of September 27, 2008 and September 29, 2007, respectively, was less than the exercise prices of any of these options.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             Thirteen           Thirteen        Thirty-nine      Thirty-nine
                                                               Weeks             Weeks             Weeks            Weeks
                                                               Ended             Ended             Ended            Ended
                                                          Sept. 27, 2008     Sept. 29, 2007   Sept. 27, 2008    Sept. 29, 2007
                                                          --------------     --------------   --------------    --------------
    Numerator
        Net income-basic.............................         $  22              $ 127             $ 353            $ 480
                                                              =====              =====             =====            =====
        Net income-diluted...........................         $  22              $ 127             $ 353            $ 480
                                                              =====              =====             =====            =====
    Denominator
        Denominator for basic earnings per share
           weighted average shares ..................         5,437              5,653             5,537            5,609
        Effect of dilutive securities stock options..           250                266               254              268
                                                              -----              -----             -----            -----
        Denominator for diluted earnings per share...         5,687              5,919             5,791            5,877
                                                              -----              -----             -----            -----

        Earnings per share
        Basic........................................         $0.00              $0.02             $0.06            $0.09
                                                              =====              =====             =====            =====
        Diluted......................................         $0.00              $0.02             $0.06            $0.08
                                                              =====              =====             =====            =====

NOTE 8: STOCK-BASED COMPENSATION

         The Company follows SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

         There were no option grants during the thirty-nine week periods ended September 27, 2008 or September 29, 2007.

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

         As a result of these transactions, there are 471 options outstanding under the Company's stock option plan with a weighted average exercise price of approximately $1.30 at December 29, 2007 and September 27, 2008. Substantially all of such options are fully vested and have an intrinsic value of approximately $592 at September 27, 2008. The Company recognized $3 and $288 of stock based compensation expense for the thirty-nine week periods ended September 27, 2008 and September 28, 2007, respectively.

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


NOTE 9 - TREASURY STOCK TRANSACTIONS

         During the thirty-nine weeks ended September 27, 2008, the Company repurchased 235.6 shares of its common stock for $663. The Company's Board of Directors first instituted a share repurchase program in September 2000, and as of August 8, 2008, the Board of Directors authorized the repurchase of up to 1,750 shares of the Company's common stock at prevailing market prices. Such shares were retired by the Company, and accordingly the funds expended by the Company were applied first against additional paid in capital and then against common stock.

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

CURRENT ECONOMIC OVERVIEW

As a consumer food products company, our business is materially affected by economic conditions and the health of the financial markets. Economic conditions and the financial markets have been volatile throughout 2008. Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. Our operating results are impacted by the health of the North American economy. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Upon the adoption of FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," January 1, 2007, we recognized $150,000 as a liability including related interest or penalties as a direct charge to retained earnings related to our uncertain tax positions. At September 29, 2008 and December 29, 2007, the amount provided for such uncertainties was approximately $444,000 and $419,000, respectively. The amount provided for primarily relates to the impact of the timing of deducting certain expenses on the Company's corporate income tax return and state nexus issues. The Company has at least three years of tax returns potentially subject to audit by the Internal Revenue Service.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 27, 2008
Compared with Thirteen Weeks Ended September 29, 2007
-----------------------------------------------------

Net sales for the thirteen weeks ended September 27, 2008 were $4.8 million, an increase of $185,000, or 4%, from the sales level realized for the thirteen weeks ended September 29, 2007. Sales increased in all product and most customer categories, including international sales and sales to our major distributors in key geographic markets. Our sales were also positively impacted by price increases that took effect in the second quarter of 2008.

Our gross profit in the current period increased by $153,000 to $1.4 million, reflecting the higher level of sales. Our gross profit percentage for the period ending September 27, 2008 was 29%, compared to 26% for the period ending September 29, 2007. The increase in our gross profit percentage for the period ended September 27, 2008 was a result of the sales price increases that we initiated in the second quarter. Our gross profit margin continued to be impacted by significant industry-wide price increases for certain key ingredients and packaging. Freight out expense, a significant part of our cost of sales, decreased by $20,000, or 6%, to $317,000 for the thirteen weeks ended September 27, 2008 compared with $337,000 for the thirteen weeks ended September 29, 2007. The reduction in freight out expense was due to a reduction in the cost of fuel.

Selling and warehouse expenses increased by $143,000, or 40% to $497,000 for the current fiscal quarter compared with $354,000 for the comparable period in 2007. This increase is due primarily to increases in payroll costs of $37,500 as a result of hiring an additional sales person and the estimated provision for year-end bonuses, an increase in outside warehouse expense of $41,000 due to higher inventory levels held at the outside warehouses, and increased commission expense of $16,000 due to higher sales levels to accounts supported by certain of our key brokers.

Marketing expenses increased by $49,000 to $137,000 in the fiscal 2008 period due principally to an increase in promotional expenses of $54,000 as a result of the marketing and advertising programs instituted to develop certain new markets..

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $145,000 for the thirteen weeks ended September 27, 2008 compared to $124,000 for the comparable period in 2007. This increase was primarily due to an increase in lab costs and supplies of $23,000.

General and administrative expenses increased to $498,000 for the current quarter compared with $453,000 for the comparable period in 2007, due primarily to an increase in payroll expense of $47,000 and travel and entertainment expense of $30,000, which was partially offset by a reduction in data processing expense of $24,000. The increase in payroll expense was due primarily to additional provisions towards year-end bonuses, which did not occur in the 2007 period.

The income tax expense was $75,000 in the third quarter of 2008 and the third quarter of 2007. The effective tax rate was 77% for the current period as compared to 59% for the 2007 period. We expect our annualized effective income tax rate will be approximately 45% and have adjusted the current quarter provision to reflect this annualized rate, including the estimated provision required under FIN 48 for our uncertain tax positions.

Thirty-Nine Weeks Ended September 27, 2008
Compared with Thirty-Nine Weeks Ended September 29, 2007
--------------------------------------------------------

Net sales for the thirty-nine weeks ended September 27, 2008 were $15.1 million, an increase of $831,000 or 6%, from the sales level realized for the thirty-nine weeks ended September 29, 2007. Sales increased in all product and most customer categories, including international sales and sales to our major distributors in key geographic markets. Our sales were also positively impacted by price increases that took effect in the second quarter of 2008.

Our gross profit in the current period increased by $56,000, or 1%, to $4.4 million. Our gross profit percentage decreased slightly to 29% for the period ending September 27, 2008 compared to 30% for the period ending September 29, 2007. The decrease in our gross profit percentage for the period ended September 27, 2008 was a result of industry-wide price increases for certain key ingredients and packaging. Freight out expense, part of our cost of sales, increased by $52,000, or 5%, to $1,052,000 for the thirty-nine weeks ended September 27, 2008 compared with $1,000,000 for the thirty-nine weeks ended September 29, 2007. The increase in freight out expense was a result of the significant increase in sales for the thirty-nine weeks ended September 27, 2008 compared to the 2007 period and the steep increase in the price of fuel since the 2007 period.

Selling and warehouse expenses increased by 15% to $1.4 million for the current thirty-nine week period compared with $1.2 million for the comparable period in 2007. This increase was due primarily to increases in payroll expense of $110,000, as the result of hiring an additional salesperson and the estimated provision for year-end bonuses, commission expense of $44,000, which increase was a result of the higher sales level in the 2008 thirty-nine week period as compared to the 2007 period.

Marketing expenses increased by $157,000 to $432,000 in the current thirty-nine week period due principally to increased expenses for magazine and newspaper advertising of $134,000 and television and radio advertising of $30,000, designed in part to address new markets, and promotion expense of $17,000, which were partially offset by a $28,000 reduction in artwork and plates expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $439,000 for the thirty-nine weeks ended September 27, 2008 compared to $367,000 for the comparable period in 2007. This increase was mainly attributable to an increase in payroll and employee benefits expense of $30,000 as the result of raises provide to lab personnel and an increase in lab costs and supplies of $27,000.

We had stock compensation expense of $3,000 during the thirty-nine week period ended September 27, 2008 as compared to stock compensation expense of $288,000 for the thirty-nine weeks ended September 29, 2007. In February 2007, we purchased 175,000 stock options from an officer at a net cost of $288,000. The expense was calculated as the difference between the market price of our common stock on the date of the transaction (less an agreed 25% discount), minus the option exercise price, multiplied by the 175,000 options. For financial reporting and income tax purposes, the $288,000 is considered additional compensation. The officer used the cash received to exercise options to acquire 220,000 shares at the stated terms of the option grant (with a weighted average exercise price of $0.76 per share), resulting in proceeds to the Company of $169,000.

General and administrative expenses increased to $1,462,000 for the current thirty-nine week period compared with $1,379,000 for the comparable period in 2007 due primarily to an increase in payroll and employee benefits costs of $110,000, which was offset by a reduction in data processing expense of $35,000. The increase in payroll expense was due primarily to additional provisions towards year-end bonuses, which did not occur in the 2007 period.

The decrease in income tax expense in the 2008 thirty-nine week period to $294,000 from $322,000 in the 2007 thirty-nine week period reflects the slightly lower operating profit in the 2008 period. We expect our annualized effective income tax rate will be approximately 45%, including our estimated provision required under FIN 48 for our uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2008, we had approximately $448,000 in cash and equivalents and our working capital was approximately $4.2 million compared to working capital of approximately $4.5 million and $4.4 million at December 29, 2007 and September 29, 2007, respectively. Because we are now maintaining larger finished goods inventories to improve customer service, we renewed the $1,000,000 line of credit with Wachovia Bank that we had established in April 2006. The agreement had expired on April 30, 2008, but was renewed for an additional one-year term with the consent of both parties. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during the remainder of 2008 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. As of the date of this report, we have not used the line of credit. Management believes that the existing resources and the available line of credit will be adequate to meet the our needs beyond the upcoming twelve months.

The following table summarizes our cash flows for the periods presented:

                                 THIRTY-NINE WEEKS         THIRTY-NINE WEEKS
                              ENDED SEPTEMBER 27, 2008  ENDED SEPTEMBER 29, 2007
                              ------------------------  ------------------------
Net cash (used in) provided
by operating activities....       $(388,000)                 $587,000
Net cash (used in) provided
by financing activities....        (663,000)                  169,000
                                   --------                   -------
Net change in cash
  and cash equivalents.....     $(1,051,000)                 $756,000
                                ===========                  ========

Cash used in operating activities was $388,000 for the thirty-nine week period ended September 27, 2008 compared with cash provided by operating activities of $587,000 for the thirty-nine weeks ended September 29, 2007 as the result of our continued investment in building inventories to support the seasonal aspect of our business and the change in production facilities. During the thirty-nine week periods ended September 27, 2008 and September 29, 2007, we paid bonuses to management of $500,000.

The $663,000 used in financing activities reflects the repurchase of our common stock. During the thirty-nine weeks ended September 27, 2008, we repurchased 235,600 shares of our common stock for $663,000. Our Board of Directors first instituted a share repurchase program in September 2000, and as of August 8, 2008, our Board of Directors authorized the repurchase of up to 1,750,000 shares of our common stock at prevailing market prices. As of November 7, 2008, we had repurchased 1,640,000 shares at a total cost of $4,975,000, or an average price of $3.03 per share.

As a result of our use of $388,000 in operating activities and $663,000 in financing activities in the thirty-nine weeks ended September 27, 2008, our cash and cash equivalents declined by $1,051,000 to $448,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

As of September 27, 2008, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. We do not expect the adoption of SFAS No. 141 to have a material effect on our company, as no acquisitions are currently contemplated.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 27, 2008, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the thirteen weeks ended September 27, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of September 27, 2008 because of the following material weaknesses in internal controls over financial reporting:

     o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

     o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

REMEDIATION PLAN

It is our intention to increase the staffing level of the accounting department as demands on our accounting staff increase.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have bee no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

ITEM 1. LEGAL PROCEEDINGS

                  We are not a party to any material litigation.

ITEM 1A. RISK FACTORS

                  The Risk Factors listed below are in addition to those set forth in Item 1 of our Annual Report on Form 10-KSB for the year ended December 29, 2007.

                  ECONOMIC PRESSURES

                  Our business may be negatively affected by the current global credit crisis. The current economic climate, and particularly the increased difficulty in securing credit, could impact the ability of our customers to purchase our products. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their ability to purchase our products and make payments in a timely manner s. The extent of the impact, if any, of the global credit crisis, will depend on a number of factors, including whether the U.S. economy, and the global economy generally, enter into a prolonged recession as a result of the deterioration of the credit markets.

                  A material change in consumer demand for our products could have a significant impact on our business. We are a consumer food products company and rely on continued demand for our products. To achieve business goals, we must develop and sell products that appeal to consumers. If demand and growth rates fall substantially below expected levels or our market share declines significantly in these businesses, our results could be negatively impacted. This could occur due to unforeseen negative economic or political events or to changes in consumer trends and habits.

                  Our businesses face cost pressures which could affect our business results. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Our costs in 2008 were impacted by higher commodity costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

                  We face risks related to the current credit crisis. The current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

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

Date: November 12, 2008