Form 10KSB/A
period 2007-12-29
TOFUTTI BRANDS INC
filed 2008-11-13
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                 Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 29, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. Commission File Number: 1-9009

                               TOFUTTI BRANDS INC.
                 (Name of small business issuer in its charter)

              Delaware                                   13-3094658
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

        50 Jackson Drive, Cranford, New Jersey                07016
       (Address of principal executive offices)            (Zip Code)

                                 (908) 272-2400
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
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

Transitional Small Business Disclosure Format        Yes [  ]          No [X]

                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed by Tofutti Brands Inc. to amend the Company's Annual Report on Form 10-KSB for the year ended December 29, 2007 that was originally filed with the Securities and Exchange Commission on April 14, 2008.

This Form 10-KSB/A amends Item 8A of Part II of the Form 10-KSB and provides an assessment and conclusion as to the effectiveness of our internal control over financial reporting. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB. In addition, as part of the 10-KSB/A, the Amendment will amend and restate, pursuant to Item 601(b) of Regulation S-B, Exhibit 31.1 Certification of the Principal Executive Officer and 31.2 Certification of the Principal Financial Officer. Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the original filing.

                                TABLE OF CONTENTS

PART II.......................................................................4

         Item 8A.      Controls and Procedures................................4

         Item  13.     Exhibits...............................................6

SIGNATURES....................................................................7

                                    PART II


Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. As of December 29, 2007, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2007.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

         We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report on this annual report.

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

23.1      Consent of Amper, Politziner & Mattia, P. C.(7)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

--------------------

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

(7) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 29, 2007 and hereby incorporated by reference thereto.

Schedule II - page S-1, immediately following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2008.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)


                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below on November 13, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/David Mintz
--------------
David Mintz
Chairman of the Board and Chief Executive Officer


/s/Steven Kass
--------------
Steven Kass
Secretary, Treasurer and Chief Financial and Accounting Officer


/s/Neal S. Axelrod
------------------
Neal S. Axelrod
Director


/s/Joseph Fischer
-----------------
Joseph Fischer
Director


----------------------
Aron Forem
Director


/s/Philip Gotthelf
------------------
Philip Gotthelf
Director


----------------------
Reuben Rapoport
Director


/s/Franklyn Snitow
------------------
Franklyn Snitow
Director

                                 EXHIBIT INDEX

Exhibit
-------

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

23.1      Consent of Amper, Politziner & Mattia, P. C.(7)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

--------------------

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

(7) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 29, 2007 and hereby incorporated by reference thereto.