Form 10KSB/A
period 2007-12-29
TOFUTTI BRANDS INC
filed 2008-11-14
CIK 730349

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

Transitional Small Business Disclosure Format        Yes [  ]          No [X]

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A is being filed by Tofutti Brands Inc. to amend the Company's Annual Report on Form 10-KSB for the year ended December 29, 2007 that was originally filed with the Securities and Exchange Commission on April 14, 2008.

This Amendment No. 2 on Form 10-KSB/A amends Item 8A of Part II of the Form 10-KSB and revises the disclosure under the caption "Changes in Internal Control over Financial Reporting." No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB. Except with respect to the above revision, this Amendment does not modify or update any other disclosures set forth in the original filing.

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

Changes in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during the quarter ended December 29, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2008.

                                            TOFUTTI BRANDS INC.
                                            (Registrant)


                                            /s/David Mintz
                                            --------------
                                            David Mintz
                                            Chairman of the Board and
                                            Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below on November 14, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.


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