Form 10-K
period 2008-12-27
TOFUTTI BRANDS INC
filed 2009-03-27
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 27, 2008

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the American Stock Exchange, on March 23, 2009 was $3,233,000.

As of March 23, 2009, the issuer had 5,176,678 shares of Common Stock, par value $.01, outstanding.

INTRODUCTION

        We are engaged in the development, production and marketing of TOFUTTI(R)brand nondairy frozen desserts and other food products. TOFUTTI products are nondairy, soy-based products which contain no butterfat, cholesterol or lactose.

        As used in this annual report, the terms "we," "us" and "our" mean Tofutti Brands Inc., unless otherwise indicated.

        Statements made in this annual report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this annual report or to any previous filling with the Securities and Exchange Commission, you may read the document itself for a complete recitation of its terms.

        Except for the historical information contained in this annual report, the statements contained in this annual report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms "anticipate," "believe," "do not believe," "expect," "plan," "intend," "estimate," "anticipate" and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1A. "Risk Factors."

        We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended on December 27, 2008 and December 29, 2007.

PART I

Item 1.	Business.

GENERAL

        We are engaged in the development, production and marketing of TOFUTTI(R)brand nondairy frozen desserts and other food products. TOFUTTI products are nondairy, soy-based products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.

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

Frozen Desserts

◆	Premium TOFUTTI® nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer nine flavors of premium, hard frozen TOFUTTI in pints: Vanilla, Chocolate Supreme, Wildberry Supreme, Vanilla Almond Bark®, Vanilla Fudge, Chocolate Cookie Crunch and Better Pecan®. Premium TOFUTTI soft serve mix is available in Vanilla and Chocolate. TOFUTTI in three gallon bulk cans is available in Vanilla, Chocolate Supreme and Vanilla Almond Bark.

◆	TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Peanut Butter, Mint Chocolate Chip, Wild Berry, or Coffee filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, our TOTALLY VANILLA TOFUTTI CUTIE is vanilla TOFUTTI between two vanilla wafers, while our KEY LIME CUTIE combines lime-flavored TOFUTTI between two vanilla wafers. Using the same vanilla wafers, we also offer the WAVE CUTIETM , which has a strawberry sauce blended with creamy vanilla TOFUTTI.

◆	TOTALLY FUDGE POPS®, CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS™ have only 30 calories per bar. Both TREATS are ideal for anyone on either a low fat or low carb diet.

◆	MINT BY MINTZ are no sugar added stick novelties shaped just like TREATS, with a mint-flavored TOFUTTI center, covered with a thick, dark chocolate coating.

◆	MARRY ME BARS™are stick novelties that feature creamy vanilla TOFUTTI surrounded with a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Cheese Products

◆	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. The 8 oz. retail packages are available in Plain, French Onion, Herbs & Chives, Smoked Salmon, Garlic & Herb, and Garden Veggie flavors. The plain version is also available in 30 lb. bulk boxes.

◆	SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is milk and butterfat free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in Plain and Guacamole. The plain version is also available in 30 lb. bulk boxes. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is sold nationally in most health food stores and select supermarkets.

◆	For consumers concerned with their fat and calorie intake, TOFUTTI also offers versions of BETTER THAN CREAM CHEESE AND SOUR SUPREME without partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar and are available in most health food stores. Non-hydrogenated fat BETTER THAN CREAM CHEESE is available in plain, chopped olive and cheddar flavors.

◆	TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious nondairy, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types: Mozzarella and American.

Other Food Products

◆	TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

◆	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES can be served hot, warm, or slightly chilled as a main meal or a snack.

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

        In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country. We distribute our products through twenty-nine (29) distributors in the national health food market.

        Our sales to health food distributors in fiscal 2008 decreased to $9,300,000, or 47% of total sales, as compared to $9,522,000, or 50% of total sales, in fiscal 2007. In fiscal 2008, sales to Trader Joe's declined to $3,634,000, or 19% of sales, as compared to $3,816,000, or 20% of sales, in fiscal 2007. Our sales to the kosher market increased to $1,120,000, or 6% of sales, in fiscal 2008, from sales of $1,056,000, or 6% of sales, in fiscal 2007.

        The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 27, 2008		Fiscal Year ended December 29, 2007
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)

California	$4,901	25%	$4,836	25%
Midwest	2,979	15%	2,718	14%
New England	2,657	14%	2,521	13%
Metropolitan New York	2,534	13%	2,463	13%
Mid-Atlantic	1,498	8%	1,370	7%
Florida	1,345	7%	1,218	6%
Northwest	809	4%	728	4%
Rocky Mountains	394	2%	352	2%
Southeast	347	2%	441	2%
Southwest	251	1%	315	2%
Upstate New York	238	1%	342	2%

        In December 2007, we were informed by Edy’s Grand Ice Cream, a subsidiary of the Dreyer’s Ice Cream Company, that they would no longer distribute our products in Florida and the southeastern United States effective March 14, 2008. We were successful in transferring the distribution of our frozen dessert products directly to the warehouses of Publix Super Markets, Inc., with whom we conduct most of our supermarket business in this region. The balance of our retail business in this region was transferred to our existing health and specialty food distributors.

        During fiscal 2008, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Canada, China, England, Israel, Mexico and Panama. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors decreased to $1,736,000, or 9% of sales, in fiscal 2008, as compared to $1,954,000, or 10% of sales, in fiscal 2007. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products. Currently, our export sales business has not been negatively impacted by the stronger U.S. dollar.

COMPETITION

        TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts. We believe that we are a leader in the nondairy frozen dessert product market and have the most complete line of nondairy frozen dessert products. Other soy-based frozen dessert products are presently being sold throughout the United States by established manufacturers, distributors of ice cream and other frozen dessert products and, wherever possible, directly to supermarket warehouses. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition from both nondairy and dairy competitive products marketed by companies with significantly greater resources than we have. We believe that we are able to compete effectively due to our ability to offer an array of non-dairy frozen dessert and other food products that contain no butterfat, cholesterol or lactose and are 100% milk-free, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

        All of our current products were developed internally in our own laboratory. During the last two years, David Mintz, our Chief Executive Officer, has devoted a substantial amount of time and effort to the development of new products and the reformulation of other products. In fiscal 2008 and 2007, our product development expenses were $590,000 and $481,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses. All product development costs are expensed as incurred.

PRODUCTION

        We believe that all of our products are produced under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; supervision of all our production by our kosher supervisory service; and random testing by outside independent laboratories to ensure that our internal quality control procedures and guidelines are being properly followed.

        All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. We currently utilize seven co-packers. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer. In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

        Relationship with Co-Packers

        We do not have any written production agreements with our co-packers and do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of our co-packers decide to terminate their relationships with us.

        In order to protect our formulas, we have entered into confidentiality arrangements with our co-packers and certain of their employees. All of our employees, including officers, sign similar confidentiality agreements. There can be no assurance that such confidentiality arrangements can or will be maintained, or that our trade secrets, know-how and marketing ability cannot be obtained by others, or that others do not now possess similar or even more effective capabilities.

        Kosher Certification

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

TRADEMARKS AND PATENTS

        We have registered our trademark, TOFUTTI®, and other trademarks for our frozen desserts and other products in the United States and approximately thirty-five foreign countries. We believe our trademarks are an important means of establishing consumer recognition for our products and we will vigorously oppose any unauthorized use of our trademarks. We are not currently involved in any trademark litigation.

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

EMPLOYEES

        On December 27, 2008 and on December 29, 2007, we employed eleven persons on a full-time basis. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

Item 1A.	Risk Factors

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

Risks Related to Our Business

        Reliance on Independent Distributors. The success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

        Dependence on Key Suppliers. We do not produce any of our own products. During the years ended December 27, 2008 and December 29, 2007, we purchased approximately 30% and 15%, of our finished goods, respectively, from Ice Cream Specialties, our primary frozen dessert novelty co-packer; 8% and 9%, respectively, from Leiby’s Dairy, Inc, our frozen dessert pint co-packer; 7% and 0%, respectively, from Washburn Dairy, our secondary frozen dessert novelty co-packer; 18% and 17%, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE and SOUR SUPREME co-packer; and 6% and 5% respectively, from Old Fashioned Kitchen, Inc., our blintz co-packer. These producers are required to comply with FDA regulations relating to the production of food products. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

        Dependence on Key Customers. During the years ended December 27, 2008 and December 29, 2007, Trader Joe’s accounted for 19% and 20% of our net sales, respectively. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 31% of our net sales for the year ended December 27, 2008 and 55% of our net sales for the year ended December 29, 2007. The loss of a substantial portion of our sales to Trader Joe’s would have a material adverse affect on our company.

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

        Reliance on a Limited Number of Key Personnel. Our success is significantly dependent on the services of David Mintz (age 77), Chief Executive Officer, and Steven Kass (age 57), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

        Control of the Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, together with our Chief Financial Officer, Steven Kass, hold 2,850,440 shares of common stock representing approximately 55% of the outstanding shares, permitting them to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

        We are Subject to Risks Associated with International Operations. In fiscal 2008 approximately 9% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

Risks Related to Economic Pressures

        Our business may be negatively affected by the current global credit crisis. The current economic climate, and particularly the increased difficulty in securing credit, could impact the ability of our customers to purchase our products. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their ability to purchase our products and make payments in a timely manner. The extent of the impact, if any, of the global credit crisis, will depend on a number of factors, including whether the U.S. economy, and the global economy generally, enter into a prolonged recession as a result of the deterioration of the credit markets.

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

        Our business faces cost pressures which could affect our business results. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Our costs during most of 2008 were impacted by higher commodity and freight costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

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

Item 1B.	Unresolved Staff Comments.

        None.

Item 2.	Properties.

        Our facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $80,000 in both fiscal 2008 and 2007. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3.	Legal Proceedings.

        We are not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 27, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has traded on the American Stock Exchange under the symbol TOF since October 29, 1985. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

        The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the two most recent fiscal years:

Quarter Ended	High	Low

March 31, 2007	$3.25	$2.91

June 30, 2007	3.15	2.71

September 29, 2007	3.20	2.59

December 29, 2007	3.77	2.51

March 29, 2008	3.35	2.55

June 28, 2008	3.15	2.61

September 27, 2008	2.99	2.54

December 27, 2008	2.65	1.28

The closing price for our common stock on March 23, 2009, as reported on the American Stock Exchange, was $1.49.

Holders of Record

        As of March 23, 2009, there were approximately 604 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 2,000 shareholders.

Dividends

        We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The following table sets forth, as of December 27, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity Compensation Plans
Approved by Security Holders	471,000	$1.31	39,000
Equity Compensation Plans
Not Approved
by Security Holders	-	n/a	-

(1)	410,000 of these options expired on March 18, 2009.

1993 Stock Option Plan

        The 1993 Stock Option Plan (the “1993 Plan”) provides for the grant to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options to key employees and consultants. The 1993 Plan had a term of ten years and terminated in 2003. No grants have been made under the 1993 Plan since 2003, and no further grants of options can be made under the 1993 Plan. As of March 23, 2009, none of our executive officers and directors held options to purchase shares of common stock under the 1993 Plan.

        The term of any option granted under the 1993 Stock Option Plan was fixed by the Board of Directors at the time the options were granted. All options granted under the 1993 Stock Option Plan had up to 10-year terms and vesting periods that ranged from one to three years from date of grant.  The exercise price of any options granted under the 1993 Stock Option Plan was the fair market value at the date of grant.

2004 Non-Employee Directors’ Stock Option Plan

        Our shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) on June 3, 2004. The purpose and intent of the 2004 Directors’ Plan is to attract and retain the best available individuals as non-employee directors of the company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board. All options granted under 2004 Directors’ Plan are “nonstatutory stock options.” The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors’ Plan is 100,000 shares.

        The 2004 Directors’ Plan is currently administered by our Board of Directors, which in the future may delegate such administration to a committee of directors. Subject to the provisions of the 1993 Plan and applicable law, the Board or the Committee has the authority, to determine, among other things, to whom options may be granted, the number of shares of common stock to be covered by each option, the exercise price for each share, the vesting period of the option, and the terms, conditions and restrictions thereof, to construe and interpret the 2004 Directors’ Plan, to prescribe, amend and rescind rules and regulations relating to the 2004 Directors’ Plan, and to make all other determinations deemed necessary or advisable for the administration of the 2004 Directors’ Plan.

        As of March 23, 2009, options to purchase 61,000 shares of our common stock were granted under the 2004 Directors’ Plan. The term of any option granted under the 2004 Directors’ Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than five years from the date of grant.  All options granted under the 2004 Directors’ Plan have up to five-year terms and have vesting periods that range from one to three years from the grant date.  The exercise price of any options granted under the 2004 Directors’ Plan is the fair market value at the date of grant. As of March 23, 2009, our non-employee directors as a group, consisting of three persons, held options to purchase 51,000 shares of common stock under the 2004 Directors’ Plan, and a former non-employee director held options to purchase 10,000 shares under the 2004 Directors’ Plan.

Sales of Unregistered Securities

        There were no sales of unregistered securities during fiscal 2008.

Purchase of Equity Securities By the Issuer and Affiliates

        Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 1,850,000 shares of our common stock at prevailing market prices.

        The following table sets forth for the thirteen weeks ended December 27, 2008 (the fourth quarter of fiscal 2008), certain information with respect to the purchase by us of shares of our common stock.

Period	Total number of shares purchased (a)	Average price paid per share ($) (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value ) of shares that may yet be purchased under the plans or programs (d)

September 28, 2008
through November 1, 2008	62,400	2.26	62,400	209,900

November 2, 2008
through November 29, 2008	80,510	1.93	80,510	129,390

November 30, 2008
through December 27, 2008	85,614	1.75	85,614	43,776

Item 6.	Selected Financial Data.

        Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Upon the adoption of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” January 1, 2007, we recognized a liability of $150,000 with respect to our uncertain tax positions, including related interest or penalties, which resulted in a direct charge to retained earnings. Our federal and state tax returns are open to examination for the years 2004 through 2007, however, the Internal Revenue Service commenced an examination of our federal income tax returns for 2005, 2006 and 2007 in 2009.

Recent Accounting Pronouncements

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for us January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not anticipate the implementation of SFAS No. 160 will significantly change the presentation of our financial statements.

        In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for us on December 30, 2007. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard did not have a material effect on our financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Implementation of this standard did not have a material effect on our financial statements.

Results of Operations

Fifty-two Weeks Ended December 27, 2008 Compared with Fifty-Two Weeks Ended December 29, 2007

        We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week period ended December 27, 2008 and the fifty-two week period ended on December 29, 2007.

        Net sales for the fifty-two weeks ended December 27, 2008 were $19,609,000, an increase of $459,000, or 2%, from net sales of $19,150,000 for the fifty-two weeks ended December 29, 2007.

        Although sales increased in fiscal 2008, our gross profit in fiscal 2008 decreased by $100,000, or 2%, while our gross profit percentage decreased to 27% in fiscal 2008 from 29% in fiscal 2007. The entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the general economic situation here in the United States and the cost of petroleum, from which a number of our packaging items are produced. This was partially offset by an increase of freight out expense, which was only marginal despite significant increases in the cost of fuel throughout most of 2008, to $1,430,000 in fiscal 2008 from $1,411,000 in fiscal 2007. This marginal increase is attributable in part to the fact that shipping our frozen dessert novelties from our new ice cream co-packer in Indiana to the West Coast is more cost-effective than shipping them from our third-party Mountville, Pennsylvania warehouse or from our former frozen dessert novelties manufacturer’s location, and in part because in some instances we increased the minimum size of orders to customers where we paid the freight, which reduced our shipping costs. While we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2009, our expected gross profit percentage will not improve materially due to promotional allowances associated with the planned introduction of new products. We also expect ingredient costs for certain key items and packaging costs to continue at their current high levels.

        Selling and warehousing expenses increased by $170,000 to $1,826,000 for fiscal 2008 from $1,656,000 in fiscal 2007. This increase was caused primarily by a $71,000 increase in payroll costs due to the hiring of an additional person in sales and an $81,000 increase in bad debt expense. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2009 should remain relatively consistent with our expenses in 2008.

        Marketing expenses increased by $204,000 in fiscal 2008 to $557,000 as compared to $353,000 in fiscal 2007. This increase is primarily attributable to a $30,000 increase in television advertising expense for a pilot program in one of our consumer markets and a $194,000 increase in newspaper advertising expense partially offset by a decrease in artwork and plates expense of $26,000. Newspaper advertising expenses increased due to additional costs incurred for advertising in some new advertising venues. We expect marketing expenses to decrease in fiscal 2009.

        Product development expenses increased to $590,000 in fiscal 2008 as compared to $481,000 in fiscal 2007. The increase was caused primarily by increases in payroll costs of $48,000, lab costs and supplies of $34,000 and professional fees and outside services of $19,000. Our management expects that product development costs in 2009 will remain consistent with fiscal 2008 costs.

        General and administrative expenses were $2,014,000 for fiscal 2008 as compared with $2,233,000 for fiscal 2007, a decrease of $219,000 or 10%. The decrease was primarily due to a $272,000 decrease in stock-based compensation expense as a result of the accounting charge associated with a modification and cash pay-out for the redemption of a stock option, which was considered additional compensation expense for financial reporting purposes in fiscal 2007. This decrease was partially offset by increases in payroll costs of $38,000 and professional fees and outside services of $45,000. We anticipate that professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2009 primarily due to the costs associated with compliance with the internal controls provisions of The Sarbanes-Oxley Act. Our management expects that general and administrative expenses in 2009 will remain consistent with fiscal 2008 expenses.

        Overall, total operating expenses in fiscal 2008 increased to $4,987,000, an increase of $264,000, or 6%, from total operating expenses in fiscal 2007. Total operating expenses in fiscal 2007 were impacted by $272,000 in stock-based compensation expense included in our general and administrative expenses for 2007, the result of an accounting charge associated with a modification and cash pay-out for the redemption of a stock option. Had we not incurred that charge, the increase in total operating expenses from 2007 to 2008 would have been $536,000, or 11%.

        Income before income taxes decreased by $364,000 to $435,000 in fiscal 2008 as compared with $799,000 in fiscal 2007 as a result of our reduced gross profit and higher operating expenses.

        Income taxes for the current fiscal period were $218,000, or 50% of taxable income, compared to $334,000, or 42% of taxable income, in fiscal 2007. The increase in our effective tax rate in fiscal 2008 was due to permanent differences as well as an increase to our FIN 48 liability.

Liquidity and Capital Resources

        At December 27, 2008 , our working capital was $3,581,000, a decrease of $876,000 from December 29, 2007. Our current and quick acid test ratios, both measures of liquidity, were 3.4 and 1.2, respectively, at December 27, 2008 compared to 3.6 and 2.1, respectively, at December 29, 2007. We believe our existing cash and cash equivalents on hand at December 27, 2008 , and the cash flows expected from operations will be sufficient to support us for at least the next twelve months.

        At December 27, 2008 , accounts receivable decreased by $417,000 to $1,574,000 from December 29, 2007, reflecting an increase in cash collections and a slight reduction in sales in the fourth quarter of the fiscal year ended December 27, 2008. The average number of days used to collect our gross accounts receivable in fiscal 2008 was 38 days as compared to 46 days in fiscal 2007. At December 27, 2008 , inventories increased to $2,334,000 from $1,552,000 at December 29, 2007. The increase in our inventories is due to a buildup in finished goods levels to support our anticipated sales in 2009. Accounts payable and accrued expenses decreased by $236,000 to $1,463,000 at December 27, 2008, from $1,699,000 at December 29, 2007, reflecting a reduction in our purchases of ingredients, packaging and finished goods in the fourth quarter.

        Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,850,000 shares of our common stock at prevailing market prices. As of December 29, 2007, we had repurchased 1,342,100 shares with a total cost of $4,171,000, or an average price of $3.11 per share. During fiscal 2008, we repurchased an additional 464,124 shares for $1,110,000 or an average price of $2.39. Through March 23, 2009, we have repurchased an additional 12,665 shares for $14,000, bringing the total number of shares cumulatively purchased to 1,818,889 at a total cost of $5,294,000, or an average price of $2.91 per share.

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

        We have a $1,000,000 line of credit with Wachovia Bank. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during 2009 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. This agreement will expire on April 30, 2009, but can be renewed for an additional one-year term with the consent of both parties. We intend to extend the facility. There can be no assurances that this facility will be extended. There were no amounts outstanding under this facility at December 27, 2008 or December 29, 2007.

Cash Flows

	Year ended
	December 27, 2008	December 29, 2007
	(In thousands)

Net cash (used in) provided by operating activities	$(151)	$1,041
Net cash (used in) provided by financing activities	(1,110)	169
Net (decrease) increase in cash and cash equivalents	(1,261)	1,210
Cash and cash equivalents at beginning of period	1,499	289

Cash and cash equivalents at end of period	$238	$1,499

        Cash used in operating activities was $151,000 for the fiscal year ended December 27, 2008 compared with cash provided by operating activities of $1,041,000 for the fiscal year ended December 29, 2007 as the result of our continued investment in building inventories to support the seasonal aspect of our business and the change in production facilities. During the year ended December 27, 2008, we paid bonuses to management of $500,000 and income taxes of $4,000 and in the year ended December 29, 2007, we paid bonuses to management of $500,000.

        The $1,110,000 used in financing activities reflects the repurchase of 464,124 shares of our common stock.

        As a result of our use of $151,000 in operating activities and $1,110,000 in financing activities in the fiscal year ended December 27, 2008, our cash and cash equivalents declined by $1,261,000 to $238,000.

        We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Contractual Obligations

        We have no contractual obligations at December 27, 2008.

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

Market Risk

        We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates.

Off-Balance Sheet Arrangements

        None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

        Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands Inc. as of December 27, 2008 and December 29, 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the fifty-two week periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands, Inc. as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for the fifty-two week periods then ended, in conformity with United States generally accepted accounting principles.

/s/ AMPER, POLITZINER & MATTIA, LLP

Edison, New Jersey
March 26, 2009

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	December 27, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$238	$1,499
Accounts receivable, net of allowance for doubtful
accounts and sales promotions of $528 and $430,
respectively	1,574	1,991
Inventories, net	2,334	1,552
Prepaid expenses	19	46
Refundable income taxes	555	770
Deferred income taxes	324	298

Total current assets	5,044	6,156

Fixed assets (net of accumulated amortization of
$29 and $24)	19	24
Other assets	16	16

	$5,079	$6,196

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$398	$633
Accrued expenses	565	566
Accrued officers' compensation	500	500

Total current liabilities	1,463	1,699

Stockholders' equity:
Preferred stock - par value $.01 per share;
authorized 100,000 shares, none issued	-	-
Common stock - par value $.01 per share;
authorized 15,000,000 shares, issued and
outstanding 5,189,343 shares at December 27, 2008
and 5,653,467 shares at December 29, 2007	52	57
Additional paid-in capital	-	225
Retained earnings	3,564	4,215

Total stockholders' equity	3,616	4,497

Total liabilities and stockholders' equity	$5,079	$6,196

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF INCOME
(In thousands, except for per share data)

	Fifty-two weeks ended December 27, 2008	Fifty-two weeks ended December 29, 2007

Net sales	$19,609	$19,150
Cost of sales	14,187	13,628

Gross profit	5,422	5,522

Operating expenses:
Selling and warehousing	1,826	1,656
Marketing	557	353
Product development costs	590	481
General and administrative	2,014	2,233

	4,987	4,723

Income before income taxes	435	799

Income taxes	218	334

Net income	$217	$465

Weighted average common shares outstanding:
Basic	5,476	5,620

Diluted	5,716	5,884

Net income per common share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.08

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount

Balances, December 30, 2006	5,433,467	$54	$56	$3,900	$4,010
Stock option exercise	220,000	3	166	-	169
Stock compensation expense	-	-	3	-	3
Charge to retained earnings upon adoption of FIN 48	-	-	-	(150)	(150)
Net income for period ended December 29, 2007	-	-	-	465	465

Balances, December 29, 2007	5,653,467	57	225	4,215	4,497
Stock compensation expense	-	-	12	-	12
Stock purchases and retirements	(464,124)	(5)	(237)	(868)	(1,110)
Net income for period ended December 27, 2008	-	-	-	217	217

Balances, December 27, 2008	5,189,343	$52	$0	$3,564	$3,616

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fifty-two weeks ended December 27, 2008	Fifty-two weeks ended December 29, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217	$465
Adjustments to reconcile net income to net
cash flows (used in) provided by operating activities:
Amortization	5	5
Provision for bad debts and sales promotions	98	62
Stock compensation expense	12	3
Deferred taxes	(26)	260
Change in assets and liabilities:
Accounts receivable	319	31
Inventories	(782)	1,440
Prepaid expenses and income taxes	242	(44)
Accounts payable and accrued expenses	(236)	61
Income taxes payable/refundable	-	(1,242)

Net cash flows (used in) provided by operating activities	(151)	1,041

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net	-	169
Purchase of common stock	(1,110)	-

Net cash flows provided by (used in) financing activities	(1,110)	169

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,261)	1,210

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,499	289

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$238	$1,499

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$4	$992

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

Fiscal Year – The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended on December 27, 2008 and December 29 2007, respectively.

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

During the fiscal years ended December 27, 2008 and December 29, 2007, the Company derived approximately 91% and 90%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company had sales to one customer representing 19% of net sales during fiscal 2008 and 20% of net sales during fiscal 2007. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 31% and 55% of the Company’s net sales for the years ended December 27, 2008 and December 29, 2007. The accounts receivable balance of one customer represented approximately 26% of total accounts receivable at December 27, 2008.

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

The Company purchased approximately 30% and 15% of its finished products from one supplier and 18% and 17% of its finished goods from another supplier during the periods ended December 27, 2008 and December 29, 2007, respectively.

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

Net Income Per Share – Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options. For the periods ended December 27, 2008 and December 29, 2007, stock equivalents of 10,000 shares were excluded from the diluted earnings per share calculations since the effect was anti-dilutive, because the strike price of these options was greater than the quoted market value at such date.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	Fifty-two Weeks Ended December 29, 2007	Fifty-two Weeks Ended December 29, 2007

Net income, numerator, basic and diluted computation	$217	$465

Weighted average shares - denominator basic computation	5,476	5,620
Effect of dilutive stock options	240	264

Weighted average shares, as adjusted - denominator diluted computation	5,716	5,884

Net income per common share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.08

Stock Based Compensation -The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under SFAS No. 123(R). The compensation expense, less forfeitures, is being recognized over the service period on a straight-line basis.

Fair Value of Financial Instruments – The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable and accounts payable are stated at their carrying values. The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Freight Costs – Freight costs to ship inventory to customers and to outside warehouses amounted to $1,430 and $1,411 during the periods ended December 27, 2008 and December 29, 2007, respectively. Such costs are included in costs of goods sold.

Advertising Costs – The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $267 and $39 during the periods ended December 27, 2008 and December 29, 2007, respectively.

Product Development Costs – Costs of new product development and product redesign are charged to expense as incurred.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. The Company do not expect the adoption of SFAS No. 141 to have a material effect on it, as no acquisitions are currently contemplated.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for us January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The Company does not anticipate the implementation of SFAS No. 160 will significantly change the presentation of its financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for us on December 30, 2007. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard did not have a material effect on the Company’s financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays our January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Implementation of this standard did not have a material effect on the Company’s financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 2:	INVENTORIES

Inventories consist of the following:

	December 27, 2008	December 29, 2007

Finished products	$2,009	$1,048
Raw materials and packaging	325	504

	$2,334	$1,552

NOTE 3:	STOCK OPTIONS

The 1993 Stock Option Plan (the “1993 Plan”) provides for the grant to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options to key employees and consultants. No grants have been made under the 1993 Plan since 2003.

The following is a summary of stock option activity from December 30, 2006 to December 27, 2008:

	INCENTIVE OPTIONS		NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Total Aggregate Intrinsic Value ($)

Outstanding at December 30, 2006	805,000	0.90	46,000	3.06	1,730
Exercised in 2007	(220,000)	0.77	-	-	-
Forfeited in 2007	-	-	(26,000)	3.09	-
Surrendered and repurchased in 2007	(175,000)	0.69	-	-	-
Granted in 2007	-	-	41,000	2.90	-

Outstanding at December 29, 2007	410,000	1.06	61,000	2.94	664

Exercisable at December 29, 2007	410,000	-	27,000	-	755

Outstanding at December 27, 2008	410,000	1.06	61,000	2.94	138

Exercisable at December 27, 2008	410,000	-	44,000	-	161

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

There were no stock options granted in 2008.

The following table summarizes information about stock options outstanding at December 27, 2008 :

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable

1.0625	410,000	0.25	1.0625	410,000
3.14	10,000	1.08	3.14	10,000
2.90	10,000	2.42	2.90	3,334
2.90	41,000	3.83	2.90	13,666

1.0625-3.14	471,000	0.35	1.31	437,000

The aggregate unrecognized stock-based compensation charge at December 27, 2008 is approximately $19 expected to be expensed over two years.

NOTE 4:	LEASES

The Company’s facilities are located in a modern one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement, subject to a six month notification period for the landlord or for the Company with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $80 in 2008 and $80 in 2007. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5:	INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended December 27, 2008 and December 29, 2007 are as follows:

	December 27, 2008	December 29, 2007

Current:
Federal	$195	$(4)
State	49	78

	244	74

Deferred:
Federal	(14)	232
State	(12)	28

	(26)	260

Total income tax expense	$218	$334

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the periods ended December 27, 2008 and December 29, 2007 follows:

	December 27, 2008	December 29, 2007

Income tax expense computed at federal statutory rate	$148	$272
State income taxes, net of federal income tax benefit	24	48
Permanent and other items	21	3
Under-accrual of prior year	-	(14)
Addition to FIN 48 provision	25	25

	$218	$334

Deferred tax asset at December 27, 2008 and December 29, 2007 consist of the following components:

	December 27, 2008	December 29, 2007

Allowance for doubtful accounts	$211	$128
Inventory	113	115
Credits for tax paid to other jurisdictions	-	55

Deferred tax asset	$324	$298

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

Balance at December 29, 2007	$419
Additions based on tax positions related to the current year	25

Balance at December 27, 2008	$444

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company has accrued for penalties or interest for the U.S. (both Federal and State) as of December 27, 2008 and December 29, 2007. The Company believes that its unrecognized tax benefits would have an impact on the effective tax rate.

The provision at December 27, 2008 for uncertain tax positions is included in accrued expenses. The Company’s federal and state tax returns are open to examination for the years 2004 to 2007, however, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for 2005, 2006 and 2007 in 2009.

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

The Company established a $1,000 line of credit with Wachovia Bank in April 2006, which was renewed for an additional year effective April 30, 2007.  As of March 23, 2009, the Company has not used the line of credit. If the line of credit is drawn upon, the underlying promissory note becomes due and payable in consecutive monthly payments of accrued interest only, commencing, and continuing on, the same day of each month thereafter until fully paid.  The line of credit may be used to finance working capital of the Company and interest on the unpaid balance shall accrue at Wachovia’s Prime Rate.  The line of credit is secured by all of the personal property of the registrant including, without limitation, all accounts, equipment, accessions, inventory, chattel paper, instruments, investment property, documents, letter-of-credit rights, deposit accounts, and general intangibles, wherever located.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A (T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures. As of December 27, 2008 , our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2008.

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

        Management’s evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

        Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 27, 2008 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 27, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report on this annual report.

Item 9B.	Other Information.

        None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

        Our directors and executive officers are:

Name	Age	Position

David Mintz	77	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	57	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	56	Director
Joseph Fischer	69	Director
Aron Forem	54	Director
Philip Gotthelf	56	Director
Reuben Rapoport	80	Director
Franklyn Snitow	62	Director

        David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981.

        Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

        Neal S. Axelrod has been a director since August 2007. Mr. Axelrod has been a self-employed certified public accountant in New Jersey since 1977.

        Joseph Fischer has been a director since August 2007. He previously served as a director from March 2004 until June 2007. He has been the principal in FMM Investments, which manages private portfolios, since 1992. Prior to that and since 1982, Mr. Fischer was the Controller of the Swingline Division of American Brands Inc.

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

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2008 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

Item 11.	Executive Compensation.

        The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2008 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total($)

David Mintz	2008	450,000	350,000	-	-	-	-		800,000
Chief Executive Officer	2007	450,000	350,000	-	-	-	-		800,000
and Director	2006	450,000	350,000	-	-	-	-		800,000

Steven Kass	2008	125,000	150,000	-	-	-	215,000	(1)	490,000
Chief Financial Officer	2007	125,000	150,000	-	-	-	853,975	(2)	1,128,975
	2006	125,000	150,000	-	-	-	-		275,000

(1)	The value of the unexercised options as of December 27, 2008 is calculated as the difference between the closing price of the common stock as of December 27, 2008 and the option exercise price.

(2)	On February 26, 2007, our Board of Directors authorized us to enter into a transaction with Steven Kass, our Chief Financial Officer, whereby Mr. Kass surrendered 175,000 of his stock options that were expiring that month, in consideration for a purchase price of $2.3325 per share, reflecting a 25% discount from the $3.11 closing price of the common stock on February 26, 2007. After subtracting the underlying $.6875 per share exercise price of the options, this resulted in a net buyback price to our company of $1.645 per share, or $287,875. Concurrently, Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625) (consistent with the original terms of the grants), for a combined total purchase cost of $168,750, resulting in a net payment to Mr. Kass of $119,125. The value of the unexercised options is calculated as the difference between the closing price of the common stock as of December 27, 2008 and the option exercise price ($566,100).

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer’s salary for such year.

Grants of Plan-Based Awards for Fiscal 2008

        There were no stock options awarded during the fiscal year ended December 27, 2008.

Long-Term Incentive Plans-Awards in Last Fiscal Year

        We do not currently have any long-term incentive plans.

Director Compensation

        Our non-employee directors earned director compensation in fiscal 2008 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. All other non-employees are entitled to $500 per meeting attended.

        The following table sets forth the compensation received by each of the Company’s non-employee Directors for the year ended December 27, 2008. Each non-employee director is considered independent under AMEX listing standards.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Neal S. Axelrod	3,500	-	-	-	-	-	3,500
Joseph Fischer	-	-	-	-	-	-	-
Aron Forem	-	-	-	-	-	-	-
Philip Gotthelf	2,000	-	-	-	-	-	2,000
Franklyn Snitow	1,000	-	-	-	-	-	1,000

Employment Agreements

        We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Outstanding Equity Awards at Fiscal Year End

        The following table summarizes the options awards granted to each of the named executive officers identified above in the summary compensation table above pursuant to an Equity Incentive Plan. Mr. Kass exercised 150,000 options that were expiring on February 27, 2007 at an exercise price of $.6875 per share ($103,125) and 70,000 options that were expiring on July 30, 2007 at an exercise price of $.9375 per share ($65,625) (consistent with the original terms of the grants), for a combined total purchase cost of $168,750.

Outstanding Equity Awards at Fiscal Year-End

Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) Exerciseable		Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

David Mintz	-		-	-	-	-	-	-	-	-
Steven Kass	400,000	(1)	0	-	1.0625	3/18/09	-	-	-	-

(1)	Reflects options issued to Steven Kass to purchase shares of our common stock. Mr. Kass was granted options to purchase our common stock at an exercise price of $1.0625. As of December 27, 2008, all of the options were vested. On March 18, 2009, all of the options expired.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

        The following tables set forth as of March 23, 2009 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,630,440		50.8%
Financial & Investment Management Group, Ltd.	404,896	(4)	7.8%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 23, 2009 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,176,678 shares issued and outstanding as of March 23, 2009.

(4)	Based on the information contained in a Schedule 13G filed by the Financial & Investment Management Group, Ltd. filed March 4, 2009. The address of the Financial & Investment Management Group, Ltd. is 111 Cass Street, Traverse City, MI 49684.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,630,440		50.8%
Steven Kass	220,000		4.2%
Reuben Rapoport	85,000		1.6%
Franklyn Snitow	71,200		*
Joseph Fischer	17,333	(4)	*
Philip Gotthelf	6,666	(5)	*
Neal S. Axelrod	10,000	(6)	*
Aron Forem	0		*
All Executive Officers and
Directors as a group (8
persons)	3,040,639	(7)	58.4%

*	Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod, Fischer, Gotthelf and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 23, 2009 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,176,678 shares issued and outstanding as of March 23, 2009.

(4)	Issuable upon the exercise of currently exercisable stock options.

(5)	Issuable upon the exercise of currently exercisable stock options.

(6)	Issuable upon the exercise of currently exercisable stock options.

(7)	Includes 33,999 shares issuable upon the exercise of currently exercisable stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

        None.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Public Accountants

        The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants.

Year Ended
	December 27, 2008		December 29, 2007
Services Rendered	Fees	Percentages	Fees	Percentages

Audit Fees (1)	$103,000	100%	$92,350	100%
Audit-related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-

Total	$103,000	100%	$92,350	100%

(1)	Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

Pre-Approval Policies and Procedures

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Amper, Politziner & Mattia, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.(5)

10.1	Form of Loan Agreement between the Registrant and Wachovia Bank, N. A.(6)

10.2	Form of Promissory Note between the Registrant and Wachovia Bank, N. A.(6)

10.3	Form of Security Agreement between the Registrant and Wachovia Bank, N. A.(6)

23.1	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 8-K bearing a cover date of April 13, 2006 and hereby incorporated by reference thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

TOFUTTI BRANDS INC. (Registrant) By: /s/ David Mintz —————————————— David Mintz Chairman of the Board and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/ Steven Kass
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer

/s/ Neal Axelrod
Neal S. Axelrod
Director

/s/ Joseph Fischer
Joseph Fischer
Director

/s/ Aron Forem
Aron Forem
Director

/s/ Philip Gotthelf
Philip Gotthelf
Director

/s/ Reuben Rapoport
Reuben Rapoport
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant's Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors' Stock Option Plan.(5)

10.1	Form of Loan Agreement between the Registrant and Wachovia Bank, N. A.(6)

10.2	Form of Promissory Note between the Registrant and Wachovia Bank, N. A.(6)

10.3	Form of Security Agreement between the Registrant and Wachovia Bank, N. A.(6)

23.1	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 8-K bearing a cover date of April 13, 2006 and hereby incorporated by reference thereto.