Form 10-Q
period 2009-03-28
TOFUTTI BRANDS INC
filed 2009-05-12
CIK 730349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2009

[ ]      Transition report pursuant to Section 13 or 15(d) of the Exchange Act
         for the transition period from [           ] to [              ]

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

                                 (908) 272-2400
              (Registrant's Telephone Number, including area code)

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 YES [ ] NO [ ]

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

                                 YES [ ] NO [X]

As of May 11, 2009 the Registrant had 5,176,678 shares of Common Stock, par value $.01, outstanding.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Balance Sheets - March 28, 2009
            (Unaudited) and December 27, 2008                               3

          Condensed Statements of Income -
            (Unaudited) - Thirteen Week Periods ended March 28, 2009
            and March 29, 2008                                              4

          Condensed Statements of Cash Flows -
            (Unaudited) - Thirteen Week Periods ended March 28, 2009
            and March 29, 2008                                              5

          Notes to Condensed Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of  Operations               9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       13

Item 4T.  Controls and Procedures                                          13

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                15

Item 1A.  Risk Factors                                                     15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

          Signatures                                                       17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TOFUTTI BRANDS INC.
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE FIGURES)

                                                                       MARCH 28,            DECEMBER 27,
                                                                         2009                   2008
                                                                      -----------           ------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                       $  225                 $  238
     Accounts receivable, net of allowance for doubtful
        accounts and sales promotion of $543 and $528,
       respectively                                                   1,799                  1,574
     Inventories                                                      2,395                  2,334
     Prepaid expenses                                                    14                     19
     Refundable income taxes                                            452                    555
     Deferred income taxes                                              324                    324
                                                                        ---                    ---
                Total current assets                                  5,209                  5,044
                                                                      -----                  -----

Fixed assets, net of accumulated amortization of
        $30 and $29                                                      18                     19
Other assets                                                             16                     16
                                                                         --                     --
                                                                     $5,243                 $5,079
                                                                     ======                 ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $  525                 $  398
     Accrued expenses                                                   839                    565
     Accrued officers' compensation                                     125                    500
                                                                        ---                    ---
                  Total current liabilities                           1,489                  1,463
                                                                      -----                  -----


Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                          --                     --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,176,678 shares at March 28, 2009
         and 5,189,343 shares at December 27, 2008                       52                     52
     Retained earnings                                                3,702                  3,564
                                                                      -----                  -----
                 Total stockholders' equity                           3,754                  3,616
                                                                      -----                  -----
                 Total liabilities and stockholders' equity          $5,243                 $5,079
                                                                     ======                 ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                              Thirteen               Thirteen
                                                weeks                  weeks
                                                ended                  ended
                                           March 28, 2009         March 29, 2008
                                           --------------         --------------

Net sales                                       $4,178               $4,655
Cost of sales                                    2,807                3,128
                                                 -----                -----
         Gross profit                            1,371                1,527
                                                 -----                -----

Operating expenses:
     Selling                                       415                  435
     Marketing                                      85                  136
     Stock compensation expense                     --                    3
     Research and development                      130                  125
     General and administrative                    488                  485
                                                   ---                  ---
                                                 1,118                1,184
                                                 -----                -----

Income before income taxes                         253                  343

Income taxes                                       101                  139
                                                   ---                  ---

Net income                                        $152                 $204
                                                  ====                 ====

Weighted average common shares
  outstanding:
     Basic                                       5,183                5,619
                                                 =====                =====
     Diluted                                     5,183                5,869
                                                 =====                =====

Net income per common share:
     Basic                                       $0.03                $0.04
                                                 =====                =====
     Diluted                                     $0.03                $0.03
                                                 =====                =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                     Thirteen        Thirteen
                                                      weeks           weeks
                                                      ended           ended
                                                  March 28, 2009  March 29, 2008
                                                  --------------  --------------

 Cash flows provided by (used in)
   operating activities, net                         $   1           $ (740)

 Cash flows used in financing activities, net                          (163)
                                                       ---              ---
                                                       (14)
        Net decrease in cash and cash equivalents      (13)            (903)

 Cash and cash equivalents at beginning of period      238            1,499
                                                       ---            -----

 Cash and cash equivalents at end of period          $ 225           $  596
                                                     =====           ======

 Supplemental cash flow information:
               Income taxes paid                     $  --           $    4
                                                     =====           ======





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

NOTE 2:  BASIS OF PRESENTATION

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 27, 2008 have been derived from our audited financial statements for the year ended December 27, 2008. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.


NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which became effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. The adoption of SFAS No. 141R did not have a material effect on the Company, as no acquisitions are currently contemplated.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company on January 1, 2009, with retroactive adoption of the Statement's presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent's equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent's ownership interest are to be accounted for as equity transactions and when a subsidiary is

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

         deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The implementation of SFAS No. 160 did not have an impact on the Company's financial statements.

         In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The implementation of this standard on January 1, 2009 did not have a material effect on the Company's financial statements.

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


NOTE 4:  INVENTORIES

         The composition of inventories is as follows:

                                                        March 28,   December 27,
                                                          2009          2008
                                                          ----          ----

                    Finished products                    $1,962       $2,009
                    Raw materials and packaging             433          325
                                                         ------       ------
                                                         $2,395       $2,334
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


NOTE 7: EARNINGS PER SHARE

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Not included in the calculation were 61,000 non-qualified options to directors that were antidilutive because the market price of our common stock as of March 28, 2009 and March 29, 2008, respectively, was less than the exercise prices of any of these options.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                Thirteen Weeks    Thirteen Weeks
                                                     Ended            Ended
                                                March 28, 2009    March 29, 2008
                                                --------------    --------------
 Numerator
   Net income-basic and diluted................       $152             $204
                                                      ====             ====
 Denominator
   Denominator for basic earnings per share
      weighted average shares .................      5,183            5,619
   Effect of dilutive securities
      stock options............................         --              250
                                                      ----              ---
   Denominator for diluted earnings per share..      5,183            5,869
                                                     -----            -----

   Earnings per share
     Basic.....................................      $0.03            $0.04
                                                     =====            =====
     Diluted...................................      $0.03            $0.03
                                                     =====            =====


NOTE 8 - TREASURY STOCK TRANSACTIONS

         During the thirteen weeks ended March 28, 2009, the Company repurchased 13 shares of its common stock for $14. The Company's Board of Directors first instituted a share repurchase program in September 2000, and as of August 8, 2008, the Board of Directors authorized the repurchase of up to 1,850 shares of the Company's common stock at prevailing market prices. Such shares were retired by the Company, and accordingly the funds expended by the Company were applied first against common stock with amounts in excess of par applied against retained earnings. Any excess payments above additional paid in capital are applied first against common stock with amounts in excess of par applied against retained earnings.

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not accrue interest on accounts receivable past due. We provide various promotional allowances to our customers which are included in our reserves based on our estimated expense for the period.

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Our federal and state tax returns are open to examination for the years 2007 and 2008.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 28, 2009
Compared with Thirteen Weeks Ended March 29, 2008
-------------------------------------------------

Net sales for the thirteen weeks ended March 28, 2009 were $4,178,000, a decrease of $477,000, or 10%, from the sales level realized for the thirteen weeks ended March 29, 2008 due to the elimination of certain products that were sold in the 2008 period and the negative effects of the deteriorating economic climate.

Our gross profit in the current period decreased to $1,371,000 in the 2009 period from $1,527,000 in the 2008 period. Our gross profit percentage was 33% for the period ending March 28, 2009, which was the same as for the period ending March 29, 2008. Our gross profit and gross profit percentage for the period ended March 28, 2009 continued to be impacted by the costs associated with certain key ingredients and packaging. Freight out expense, a significant part of our cost of sales, decreased by $27,000, or 10%, to $243,000 for the thirteen weeks ended March 28, 2009 compared with $270,000 for the thirteen weeks ended March 29, 2008. The decrease in freight out expense is attributable to the change in shipping our frozen dessert novelties from our new ice cream plant in Indiana to the West Coast, which is more cost-effective than shipping them from our third-party Pennsylvania warehouse or from our former frozen dessert novelties manufacturer's location. We also increased the minimum size of orders to customers where we pay the freight, and we shipped fewer products due to decreased sales.

Selling expenses decreased by $20,000 to $415,000 for the current fiscal quarter compared with $435,000 for the comparable period in 2008. This decrease was partially due to a decrease in travel, entertainment and commission expenses due to the decline in sales. We anticipate that the current period's selling expenses will continue on the same level for the balance of 2009.

Marketing expenses decreased by $51,000 to $85,000 in the fiscal 2009 period due principally to a $15,000 decrease in television advertising expense and a $43,000 decrease in promotion expenses. We anticipate that the current period's marketing expenses will continue on the same level for the balance of 2009.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $5,000 to $130,000 for the thirteen weeks ended March 28, 2009 from $125,000 for the comparable period in 2008.

General and administrative expenses increased by $3,000 to $488,000 for the current quarter compared with $485,000 for the comparable period in 2008 due to slight increases in payroll, entertainment and professional services expenses, which were offset by decreases in public relations and IT expenses. We anticipate that the current period's general and administrative expenses will continue on the same level, or decrease slightly, for the balance of 2009.

The decrease in income tax expense in the first quarter of 2009 to $101,000, or 40% of income before taxes, from $139,000, or 41% of taxable income, in the first quarter of 2008 reflects the decrease in our taxable income. Our tax rates historically fall within a range of 40% to 44%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2009, we had approximately $225,000 in cash and cash equivalents and our working capital was approximately $3.7 million compared to working capital of approximately $3.6 million at December 27, 2008. We expect our cash and cash equivalents will increase during the course of 2009 as a result of suspending our stock repurchase program. Because we are now maintaining larger finished goods inventories to improve customer service, we established a $1,000,000 line of credit with Wachovia Bank in April 2006. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. Although management believes that we will be able to fund our operations during 2009 from current resources, there is no guarantee that we will be able to do so, and therefore, we established this facility to support short-term cash flow constraints, if necessary. This agreement was renewed for an additional one-year term with the consent of both parties on April 30, 2009. As of the date of this report, we have not used the line of credit.

The following table summarizes our cash flows for the periods presented:

                                      THIRTEEN WEEKS         THIRTEEN WEEKS
                                   ENDED MARCH 28, 2009   ENDED MARCH 29, 2008
                                   --------------------   --------------------
Net cash provided by (used in)
operating activities...........       $   1,000              $(740,000)
Net cash used in financing
activities.....................         (14,000)              (163,000)
                                        --------              ---------
Net change in cash
  and cash equivalents.........        $(13,000)             $(903,000)
                                       =========             ==========


Our net cash flows used in operating activities was the result of our continued investment in building inventories to support the seasonal aspect of our business and the change in production facilities. During the thirteen weeks ending March 28, 2009, we paid bonuses to management of $500,000. We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our net cash flows used in financing activities represents the repurchase of our common stock. During the thirteen weeks ending March 28, 2009, we repurchased 12,665 shares of our common stock for $14,000. Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,850,000 shares of our common stock at prevailing market prices. As of December 29, 2007, we had repurchased 1,342,100 shares with a total cost of approximately $4,171,000, or an average price of $3.11 per share. During fiscal 2008, we repurchased an additional 464,124 shares for $1,110,000 or an average price of $2.39. We have not repurchased any additional shares since March 28, 2009 in order to conserve our cash position. From the institution of the share repurchase program through the date of this quarterly report, the total number of shares cumulatively purchased is 1,818,889 for a total cost of approximately $5,294,000, or an average price of $2.91 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

As of March 28, 2009, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which became effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. The adoption of SFAS No. 141 did not have a material effect on us, as no acquisitions are currently contemplated.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for us on January 1, 2009, with retroactive adoption of the Statement's presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent's equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent's ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The implementation of SFAS No. 160 did not have an impact on our financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The implementation of this standard on January 1, 2009 did not have a material effect on our financial statements.

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


ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 28, 2009, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the thirteen weeks ended March 28, 2009.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 28, 2009 because of the following material weaknesses in internal controls over financial reporting:

     o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

     o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

REMEDIATION PLAN

It is our intention to increase the staffing level of the accounting department as demands on our accounting staff increase.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                               TOFUTTI BRANDS INC.

ITEM 1. LEGAL PROCEEDINGS

          We are not a party to any material litigation.

ITEM 1A. RISK FACTORS

          There have been no material changes to the Company's "Risk Factors" set forth in its Annual Report on Form 10-K for the year ended December 27, 2008.

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

Date: May 12, 2009