Form 10-Q
period 2009-06-27
TOFUTTI BRANDS INC
filed 2009-08-11
CIK 730349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2009

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

                                 YES [ ] NO [X]

As of August 10, 2009 the Registrant had 5,176,678 shares of Common Stock, par value $.01, outstanding.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Balance Sheets - June 27, 2009
            (Unaudited) and December 27, 2008                               3

          Condensed Statements of Income - (Unaudited)
            Thirteen and Twenty-Six Week Periods
            ended June 27, 2009 and June 28, 2008                           4

          Condensed Statements of Cash Flows -
            (Unaudited) - Thirteen and Twenty-Six Week Periods
            ended June 27, 2009 and June 28, 2008                           5

          Notes to Condensed Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of  Operations               9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      16

Item 4T.  Controls and Procedures                                         16

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings                                               18

Item 1A.   Risk Factors                                                    18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               19

Item 6.    Exhibits                                                        19

           Signatures                                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TOFUTTI BRANDS INC.
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE FIGURES)

                                                              JUNE 27,             DECEMBER 27,
                                                                2009                   2008
                                                            -----------            ------------
                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                $  704                 $  238
     Accounts receivable, net of allowance for doubtful
        accounts and sales promotion of $558 and $528,
       respectively                                            2,029                  1,574
     Inventories                                               2,135                  2,334
     Prepaid expenses                                              2                     19
     Refundable income taxes                                     389                    555
     Deferred income taxes                                       324                    324
                                                                 ---                    ---
                Total current assets                           5,583                  5,044
                                                               -----                  -----

Fixed assets, net of accumulated amortization of
        $31 and $29                                               17                     19
Other assets                                                      16                     16
                                                                  --                     --
                                                              $5,616                 $5,079
                                                              ======                 ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $  879                   $398
     Accrued expenses                                            629                    565
     Accrued officers' compensation                              250                    500
                                                                 ---                    ---
                  Total current liabilities                    1,758                  1,463
                                                               -----                  -----


Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                   --                     --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,176,678 shares at June 27, 2009
         and 5,189,343 shares at December 27, 2008                52                     52
     Retained earnings                                         3,806                  3,564
                                                               -----                  -----
                 Total stockholders' equity                    3,858                  3,616
                                                               -----                  -----
                 Total liabilities and stockholders' equity   $5,616                 $5,079
                                                              ======                 ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                        Thirteen            Thirteen           Twenty-six           Twenty-six
                                       weeks ended         weeks ended         weeks ended          weeks ended
                                      June 27, 2009       June 28, 2008       June 27, 2009        June 28, 2008
                                      -------------       -------------       -------------        -------------
Net sales                                 $5,229             $5,633               $9,407              $10,288
Cost of sales                              3,793              4,160                6,601                7,287
                                           -----              -----                -----                -----
         Gross profit                      1,436              1,473                2,806                3,001
                                           -----              -----                -----                -----

Operating expenses:
    Selling and warehouse                    452                459                  866                  894
    Marketing                                106                159                  191                  295
    Research and development                 162                169                  292                  294
    General and administrative               552                479                1,040                  968
                                             ---                ---                -----                  ---
                                           1,272              1,266                2,389                2,451
                                           -----              -----                -----                -----

Income before income taxes                   164                207                  417                  550

Income  tax expense                           66                 80                  167                  219
                                              --                 --                  ---                  ---

Net  income                                  $98               $127                 $250                 $331
                                             ===               ====                 ====                 ====

Weighted average common shares
  outstanding:
         Basic                             5,176              5,558                5,178                5,588
                                           =====              =====                =====                =====
         Diluted                           5,176              5,818                5,178                5,843
                                           =====              =====                =====                =====

Net income per common share:
         Basic                             $0.02              $0.02                $0.05                $0.06
                                           =====              =====                =====                =====
         Diluted                           $0.02              $0.02                $0.05                $0.06
                                           =====              =====                =====                =====



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Twenty-six            Twenty-six
                                                                  weeks                 weeks
                                                                  ended                 ended
                                                              June 27, 2009         June 28, 2008
                                                              -------------         -------------

Cash flows provided by (used in) operating activities, net        $480                  $ (739)

Cash flows used in financing activities, net                       (14)                   (341)

       Net decrease in cash and cash equivalents                   466                  (1,080)

Cash and cash equivalents at beginning of period                   238                   1,499
                                                                   ---                   -----

Cash and cash equivalents at end of period                        $704                    $419
                                                                  ====                    ====

Supplemental cash flow information:
              Income taxes paid                                   $ --                    $  4
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

NOTE 2:  BASIS OF PRESENTATION

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 27, 2008 have been derived from our audited financial statements for the year ended December 27, 2008. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

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

         In May 2009, SFAS No. 165, Subsequent Events, was issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company has adopted SFAS No. 165 for the period ended June 27, 2009. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, August 11, 2009.

         In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


NOTE 4:  INVENTORIES

         The composition of inventories is as follows:

                                                        June 27,    December 27,
                                                          2009          2008
                                                          ----          ----

                    Finished products                   $1,410        $2,009
                    Raw materials and packaging            725           325
                                                        ------         -----
                                                        $2,135        $2,334
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


NOTE 7: EARNINGS (LOSS) PER SHARE

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Not included in the calculation for June 27, 2009 were 61,000 non-qualified options to directors that were antidilutive because the market price of our common stock as of June 27, 2009 was less than the exercise prices of any of these options.

                               TOFUTTI BRANDS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                           Thirteen         Thirteen        Twenty-six       Twenty-six
                                                            Weeks             Weeks            Weeks            Weeks
                                                            Ended             Ended            Ended            Ended
                                                        June 27, 2009     June 28, 2008    June 27, 2009    June 28, 2008
                                                        -------------     -------------    -------------    -------------
    Numerator
        Net  income-basic............................         $98              $127             $250             $331
                                                              ===              ====             ====             ====
        Net  income-diluted..........................         $98              $127             $250             $331
                                                              ===              ====             ====             ====
    Denominator
        Denominator for basic earnings per share
           weighted average shares ..................       5,176             5,558            5,178            5,588
        Effect of dilutive securities stock options..          --               260               --              255
                                                            -----             -----            -----            -----
        Denominator for diluted earnings per share...       5,176             5,818            5,178            5,843
                                                            -----             -----            -----            -----
        Earnings per common share
        Basic........................................       $0.02             $0.02            $0.05            $0.06
                                                            =====             =====            =====            =====
        Diluted......................................       $0.02             $0.02            $0.05            $0.06
                                                            =====             =====            =====            =====


NOTE 8 - TREASURY STOCK TRANSACTIONS

         During the twenty-six weeks ended June 27, 2009, the Company repurchased 13 shares of its common stock for $14. The Company's Board of Directors first instituted a share repurchase program in September 2000, and as of August 8, 2008, the Board of Directors authorized the repurchase of up to 1,850 shares of the Company's common stock at prevailing market prices. Such shares were retired by the Company, and accordingly the funds expended by the Company were applied first against common stock with amounts in excess of par applied against retained earnings. Any excess payments above additional paid in capital are applied first against common stock with amounts in excess of par applied against retained earnings.

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Our federal and state tax returns are open to examination for the years 2006, 2007 and 2008.

PRODUCT RECALL

At the beginning of the second quarter, we were notified by the FDA that several consumers filed complaints claiming that they had experienced skin rash symptoms after eating VANILLA CUTIES that were produced at an ancillary production facility during July 2008. The suspect product in question was identified as having been produced by our smaller ice cream novelty facility that only produced Vanilla Cuties. No illness or serious injury was reported and no further reports have been received since early April 2009. While we were investigating the complaints, 12 pallets shipped from the suspect lots were recalled. The bulk of these 12 pallets were recalled from the New York City metro area as well as from the Midwest, New England, the Mid Atlantic region and California. No complaints from consumers were received from the Midwest or New England regions. Investigation and reports from distributors and store visits indicate that none of the suspect product remains in distribution, and it is not currently being offered for sale. However, to make certain that there would be no further issues with product made at this facility, we put on hold any Vanilla Cuties that were produced by them. Due to the decrease in sales, we stopped making product at this facility in January 2009. We have reviewed our quality control procedures at our remaining co-packing facilities to ensure compliance with all food-processing safety rules and regulations.

On May 12, 2009, at the request of the FDA, we issued a recall notice for the suspected lots. During the last week of June, we disposed of all remaining product manufactured by this facility. The total cost of this recall was approximately $350,000 broken down as follows:

         Actual product destroyed           $291,000  (cost of sales)
         Cost of disposal                     10,000  (sales)
         Product returned                     26,000  (sales)
         Product testing                      20,000  (research & development)
         Freight                               1,000  (cost of sales)
         Legal                                 2,000  (general & administrative)

We have no insurance coverage for the actual product destroyed. However, there is coverage for all costs related to the analysis, collection and physical disposal of such product. While we will submit a claim to our insurance carrier of approximately $59,000, there is no guarantee as to how much, if any portion, of our claim will actually be reimbursed. We are also in discussions with our former co-packer regarding their repayment for the cost of the product that was destroyed. There is no guarantee that we will be successful in our discussions. All costs relating to this recall were expensed in the second quarter and we do not anticipate any further charges. Any subsequent reimbursements will be credited to the appropriate revenue and expense accounts referenced above if and when they are received.


RESULTS OF OPERATIONS

Thirteen Weeks Ended June 27, 2009
Compared with Thirteen Weeks Ended June 28, 2008
------------------------------------------------

Net sales for the thirteen weeks ended June 27, 2009 were $5,229,000, a decrease of $404,000, or 7%, from the sales level realized for the thirteen weeks ended June 28, 2008. Sales were negatively impacted due to the elimination of certain products that were sold in the 2008 period and the negative effects of the deteriorating economic climate. We do not believe that our sales were negatively impacted by the product recall in the 2009 period.

Our gross profit in the current period decreased by $37,000 to $1,436,000, reflecting the lower level of sales. Our gross profit percentage for the period ending June 27, 2009 was 27%, compared to 26% for the period ending June 28, 2008. Our gross profit for the period ended June 27, 2009 was negatively impacted as a result of costs we incurred as the result of the product recall that occurred in the thirteen week period ended June 27, 2009. (See Product Recall above.) Freight out expense, a significant part of our cost of sales, decreased by $188,000, or 41%, to $269,000 for the thirteen weeks ended June 27, 2009 compared with $457,000 for the thirteen weeks ended June 28, 2008. The decrease in freight out expense was a result of the decrease in sales for the thirteen weeks ended June 27, 2009 compared to the 2008 period, lower fuel costs compared to the 2008 period and our arranging shipments in a more cost-effective manner by shipping our frozen dessert novelties from our plant in Indiana to the West Coast rather than shipping them from our third-party Pennsylvania warehouse. The negative impact of the product recall on our cost of sales was mitigated by significant savings in freight out expense.

Selling and warehouse expenses decreased slightly to $452,000 for the current fiscal quarter compared with $459,000 for the comparable period in 2008. This decrease is due primarily to decreases in commission expense of $18,000, travel and entertainment expense of $10,000, meeting and convention expenses of $6,000 and outside warehouse rental expense of $6,000. These decreases were partially offset by an increase of payroll costs of $33,000 as a result of higher fringe benefit expenses and the provision for year-end bonuses.

Marketing expenses decreased by $53,000 to $106,000 in the fiscal 2009 period due principally to a decrease in expenses for advertising of $15,000 and promotion expense of $40,000. The reduction in promotion expense reflects the lower level of sales in the 2009 period.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly to $162,000 for the thirteen weeks ended June 27, 2009 compared to $169,000 for the comparable period in 2008. This decrease was primarily due to a decrease professional fees and outside services of $10,000.

General and administrative expenses increased to $552,000 for the current quarter compared with $479,000 for the comparable period in 2008, due primarily to an increase in travel and entertainment expense of $62,000 and payroll expense of $19,000, which were partially offset by a reduction in professional fees and outside services expense of $20,000. We anticipate that the current period's general and administrative expenses will continue on the same level, or increase slightly, for the balance of 2009.

Income tax expense was $66,000 in the second quarter of 2009 compared to income tax expense of $80,000 in the second quarter of 2008, reflecting the lower level of operating income in the 2009 period. The effective tax rate was relatively consistent in both periods, 40% for the current period as compared to 39% for the 2008 period.

Twenty-Six Weeks Ended June 27, 2009
Compared with Twenty-Six Weeks Ended June 28, 2008
--------------------------------------------------

Net sales for the twenty-six weeks ended June 27, 2009 were $9,407,000, a decrease of $881,000 or 9%, from the sales level realized for the twenty-six weeks ended June 28, 2008. Sales were negatively impacted due to the elimination of certain products that were sold in the 2008 period and the negative effects of the deteriorating economic climate. We do not believe that our sales were negatively impacted by the product recall in the 2009 period.

Our gross profit in the current period decreased by $195,000, or 6%, to $2,806,000. Our gross profit percentage increased to 30% for the period ending June 27, 2009 compared to 29% for the period ending June 28, 2008. Our gross profit for the period ended June 27, 2009 was negatively impacted as a result of costs we incurred as the result of the product recall that occurred in the twenty-six week period ended June 27, 2009. (See Product Recall above.) Freight out expense, part of our cost of sales, decreased by $224,000, or 30%, to $512,000 for the twenty-six weeks ended June 27, 2009 compared with $736,000 for the twenty-six weeks ended June 28, 2008. The decrease in freight out expense was a result of the decrease in sales for the twenty-six weeks ended June 27, 2009 compared to the 2008 period, lower fuel costs compared to the 2008 period and our arranging shipments in a more cost-effective manner by shipping our frozen dessert novelties from our plant in Indiana to the West Coast rather than shipping them from our third-party Pennsylvania warehouse. The negative impact of the product recall on our cost of sales was mitigated by significant savings in freight out expense.

Selling and warehouse expenses decreased by 3% to $866,000 for the current twenty-six week period compared with $894,000 for the comparable period in 2008. This decrease is due primarily to decreases in commission expense of $31,000, travel and entertainment expense of $20,000 and meeting and convention expenses of $13,000. These decreases were partially offset by an increase of payroll costs of $36,000 as a result of higher fringe benefit expenses and the provision for year-end bonuses.

Marketing expenses decreased by $104,000 to $191,000 in the current twenty-six week period due principally to a decrease in expenses for advertising of $23,000 and promotion expense of $79,000. The reduction in promotion expense reflects the lower level of sales in the 2009 period.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly to $292,000 for the twenty-six weeks ended June 27, 2009 compared to $294,000 for the comparable period in 2008.

General and administrative expenses increased to $1,040,000 for the current twenty-six week period compared with $968,000 for the comparable period in 2008 due primarily to an increase in payroll costs of $39,000 and travel and entertainment expense of $69,000. These increases were offset by reductions in public relations expense of $13,000 professional fees and outside services of $5,000 and contribution expense of $10,000.

The decrease in income tax expense in the 2009 twenty-six week period to $167,000 from $219,000 in the 2008 twenty-six week period reflects the lower operating profit in the 2009 period. The effective tax rate of 40% was relatively consistent in both periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2009, we had approximately $704,000 in cash and cash equivalents and our working capital was approximately $3.8 million compared to approximately $238,000 in cash and cash equivalents and working capital of approximately $3.6 million at December 27, 2008. We expect our cash and cash equivalents will increase during the course of 2009 as a result of suspending our stock repurchase program. We established a $1,000,000 line of credit with Wachovia Bank in April 2006, to support any short-term cash flow constraints. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. This agreement was renewed for an additional one-year term with the consent of both parties on April 30, 2009. As of the date of this report, we have not used the line of credit. We believe that our cash flow from operations, working capital and borrowing capability will be sufficient to sustain our current level of operations for the next twelve months.

The following table summarizes our cash flows for the periods presented:

                                    TWENTY-SIX WEEKS       TWENTY-SIX WEEKS
                                   ENDED JUNE 27, 2009    ENDED JUNE 28, 2008
                                   -------------------    -------------------
Net cash provided by (used in)
operating activities...........         $480,000             $  (739,000)
Net cash used in financing
activities.....................          (14,000)               (341,000)
                                         -------                --------
Net change in cash
  and cash equivalents.........         $466,000             $(1,080,000)
                                        ========             ===========


Our net cash flows provided by operating activities of $480,000 was the result of our net income and the reduction in our inventory compared to the same period last year, which had been built up as a result a change in our production facilities. During the twenty-six weeks ending June 27, 2009, we paid bonuses to management of $500,000. We believe that we will be able to fund our operations during the next twelve months with cash generated from operations and from borrowings on our line of credit, if necessary. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our net cash used in financing activities represents the repurchase of our common stock. During the twenty-six weeks ending June 27, 2009, we repurchased 12,665 shares of our common stock for $14,000. Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,850,000 shares of our common stock at prevailing market prices. We have not repurchased any additional shares since March 28, 2009 in order to conserve our cash position. From the institution of the share repurchase program through the date of this quarterly report, the total number of shares cumulatively purchased is 1,818,889 for a total cost of approximately $5,294,000, or an average price of $2.91 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

As of June 27, 2009, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

In May 2009, SFAS No. 165, Subsequent Events, was issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, we have adopted SFAS No. 165 for the period ended June 27, 2009. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, August 11, 2009.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.


ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 27, 2009, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the thirteen weeks ended June 27, 2009.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of June 27, 2009 because of the following material weaknesses in internal controls over financial reporting:

     o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

     o The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

REMEDIATION PLAN

We are seeking to develop a remediation plan consistent with our scope of activity and resources.

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

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          During the thirteen week period ended June 27, 2009, we held our Annual Meeting of Shareholders.

                  At the meeting, held on June 3, 2009, our shareholders voted for:

                  1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at our 2010 Annual Meeting of Shareholders.

                                       For          Withheld      Percentage For
                                    ---------       --------      --------------
                  David Mintz       4,748,005        383,540           83.98
                  Neal Axelrod      4,841,796        289,749           85.64
                  Joseph Fischer    4,837,622        293,923           85.57
                  Aron Forem        4,740,499        391,046           83.85
                  Philip Gotthelf   4,843,041        288,504           85.67
                  Reuben Rapoport   4,735,171        396,374           83.76
                  Franklyn Snitow   4,824,735        306,810           85.34

                  2. The ratification of the selection of Amper, Politziner & Mattia, LLP as the our independent registered public accounting firm for the fiscal year ending December 26, 2009.

                              For        Against    Abstained     Percentage For
                            ---------    -------    ---------     --------------
                            4,971,011    153,230      7,303           87.93

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS



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

Date: August 11, 2009