Form 10-Q
period 2009-09-26
TOFUTTI BRANDS INC
filed 2009-11-10
CIK 730349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2009

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

                                 YES [ ] NO [X]

As of November 9, 2009 the Registrant had 5,176,678 shares of Common Stock, par value $.01, outstanding.

                               TOFUTTI BRANDS INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

Item 1.    Financial Statements

           Condensed Balance Sheets - September 26, 2009
             (Unaudited) and December 27, 2008                                3

           Condensed Statements of Income - (Unaudited)
            Thirteen and Thirty-Nine Week Periods ended
             September 26, 2009 and September 27, 2008                        4

           Condensed Statements of Cash Flows -
            (Unaudited) - Thirty-Nine Week Period ended
              September 26, 2009 and September 27, 2008                       5

           Notes to Condensed Financial Statements                            6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of  Operations                9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15

Item 4T.   Controls and Procedures                                           15

Part II - Other Information:

Item 1.     Legal Proceedings                                                17

Item 1A.    Risk Factors                                                     17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      17

Item 3.     Defaults Upon Senior Securities                                  17

Item 4.     Submission of Matters to a Vote of Security Holders              17

Item 5.     Other Information                                                17

Item 6.     Exhibits                                                         17

            Signatures                                                       18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               TOFUTTI BRANDS INC.
                            Condensed Balance Sheets
               (in thousands, except share and per share figures)

                                                             September 26,          December 27,
                                                                 2009                   2008
                                                             -------------          ------------
                                                              (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                 $  819                 $  238
     Accounts receivable, net of allowance for doubtful
        accounts and sales promotion of $423 and $528,
       respectively                                             1,953                  1,574
     Inventories                                                2,071                  2,334
     Prepaid expenses                                               8                     19
     Refundable income taxes                                      273                    555
     Deferred income taxes                                        324                    324
                                                                  ---                    ---
                Total current assets                            5,448                  5,044
                                                                -----                  -----

Fixed assets, net of accumulated amortization of
        $32 and $29                                                16                     19
Other assets                                                       16                     16
                                                                   --                     --
                                                               $5,480                 $5,079
                                                               ======                 ======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                          $  504                 $  398
     Accrued expenses                                             543                    565
     Accrued officers' compensation                               375                    500
                                                                  ---                    ---
                  Total current liabilities                     1,422                  1,463
                                                                -----                  -----


Stockholders' equity:
     Preferred stock - par value $.01 per share;
         authorized 100,000 shares, none issued                    --                     --
     Common stock - par value $.01 per share;
         authorized 15,000,000 shares, issued and
         outstanding 5,176,678 shares at September 26, 2009
         and 5,189,343 shares at December 27, 2008                 52                     52
     Retained earnings                                          4,006                  3,564
                                                                -----                  -----
                 Total stockholders' equity                     4,058                  3,616
                                                                -----                  -----
                 Total liabilities and stockholders' equity    $5,480                 $5,079
                                                               ======                 ======


            See accompanying notes to condensed financial statements.

                              TOFUTTI BRANDS, INC.
                         Condensed Statements of Income
                                   (Unaudited)
                    (in thousands, except per share figures)

                                               Thirteen            Thirteen           Thirty-nine          Thirty-nine
                                              weeks ended         weeks ended         weeks ended          weeks ended
                                            Sept. 26, 2009      Sept. 27, 2008      Sept. 26, 2009       Sept. 27, 2008
                                            --------------      --------------      --------------       --------------
  Net sales                                    $ 4,730             $ 4,801             $14,137             $15,089
  Cost of sales                                  3,211               3,427               9,812              10,715
                                               -------             -------             -------             -------
           Gross profit                          1,519               1,374               4,325               4,374
                                               -------             -------             -------             -------

  Operating expenses:
      Selling and warehouse                        369                 497               1,235               1,391
      Marketing                                    136                 137                 328                 432
      Research and development                     152                 145                 444                 439
      Stock compensation expense-G & A            --                  --                     6                   3
      General and administrative                   546                 498               1,579               1,462
                                               -------             -------             -------             -------
                                                 1,203               1,277               3,592               3,727
                                               -------             -------             -------             -------

  Income before income taxes                       316                  97                 733                 647

  Income tax expense                               116                  75                 283                 294
                                               -------             -------             -------             -------

  Net income                                   $   200             $    22             $   450             $   353
                                               =======             =======             =======             =======

  Weighted average common shares
    outstanding:
           Basic                                 5,177               5,437               5,178               5,537
                                               =======             =======             =======             =======
           Diluted                               5,177               5,687               5,178               5,791
                                               =======             =======             =======             =======

  Net income per common share:
           Basic                               $  0.04             $  0.00             $  0.09             $  0.06
                                               =======             =======             =======             =======
           Diluted                             $  0.04             $  0.00             $  0.09             $  0.06
                                               =======             =======             =======             =======



            See accompanying notes to condensed financial statements.

                               TOFUTTI BRANDS INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                  Thirty-nine         Thirty-nine
                                                                     weeks               weeks
                                                                     ended               ended
                                                                 Sept. 26, 2009      Sept. 27, 2008
                                                                 --------------      --------------
Cash flows provided by (used in) operating activities, net            $595               $ (388)

Cash flows used in financing activities, net                           (14)                (663)
                                                                       ---                 ----
       Net increase (decrease) in cash and cash equivalents            581               (1,051)

Cash and cash equivalents at beginning of period                       238                1,499
                                                                       ---                -----
Cash and cash equivalents at end of period                            $819               $  448
                                                                      ====               ======
Supplemental cash flow information:
              Income taxes paid                                       $ --               $   4
                                                                      ====               =====









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

Note 2:  Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 27, 2008 have been derived from our audited financial statements for the year ended December 27, 2008. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year.

         The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:  Recent Accounting Pronouncements

         In June 2009, the Financial Accounting Standards Board ("FASB") issued its final Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162." SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning September 26, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in "italics" relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

                               TOFUTTI BRANDS INC.
                     Notes to Condensed Financial Statements
                    (in thousands, except per share figures)

         In April 2009, the FASB issued "Interim Disclosures about Fair Value of Financial Instruments." This update amends "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This update became effective for the interim period ended June 27, 2009 and did not have a material impact on the Company's consolidated financial statements.

         In May 2009, the FASB issued "Subsequent Events." The objective of this update is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. The Company adopted this update for the period ended June 27, 2009 and subsequent financial periods. The Company evaluated its September 26, 2009 financial statements for subsequent events through November 10, 2009, the date the financial statements were filed. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 4:  Inventories

         The composition of inventories is as follows:

                                                    September 26,  December 27,
                                                        2009          2008
                                                    ------------   ------------

                    Finished products                 $1,231          $2,009
                    Raw materials and packaging          840             325
                                                      ------          ------
                                                      $2,071          $2,334
                                                      ======          ======

Note 5:  Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those permanent differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Note 7: Earnings (Loss) Per Share

         Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share has been computed by dividing net income by the weighted average number of common shares outstanding including dilutive effects of stock options. Not included in the calculation for September 26, 2009 were 61,000 non-qualified options to directors that were antidilutive because the market price of our common stock as of September 26, 2009 was less than the exercise prices of any of these options.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                               Thirteen Weeks         Thirteen Weeks        Thirty-nine Weeks      Thirty-nine Weeks
                                                    Ended                  Ended                  Ended                  Ended
                                             September 26, 2009     September 27, 2008     September 26, 2009     September 27, 2008
                                             ------------------     ------------------     ------------------     ------------------
Numerator
    Net  income-basic.......................      $200                    $22                   $450                   $353
                                                  ====                    ===                   ====                   ====
    Net  income-diluted.....................      $200                    $22                   $450                   $353
                                                  ====                    ===                   ====                   ====
Denominator
    Denominator for basic earnings per
       share weighted average shares .......     5,177                  5,437                  5,178                  5,537
    Effect of dilutive securities stock
       options..............................        --                    250                     --                    254
                                                 -----                  -----                  -----                  -----
    Denominator for diluted earnings per
       share................................     5,177                  5,687                  5,178                  5,791
                                                 -----                  -----                  -----                  -----

    Earnings per common share
    Basic...................................     $0.04                  $0.00                  $0.09                  $0.06
                                                 =====                  =====                  =====                  =====
    Diluted.................................     $0.04                  $0.00                  $0.09                  $0.06
                                                 =====                  =====                  =====                  =====


Note 8 - Treasury Stock Transactions

         During the thirty-nine weeks ended September 26, 2009, the Company repurchased 13 shares of its common stock for $14. The Company's Board of Directors first instituted a share repurchase program in September 2000, and as of August 8, 2008, the Board of Directors authorized the repurchase of up to 1,850 shares of the Company's common stock at prevailing market prices. Such shares were retired by the Company, and accordingly the funds expended by the Company were applied first against common stock with amounts in excess of par applied first against paid in capital, with amounts in excess of available additional paid in capital applied against retained earnings.

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

Product Recall

At the beginning of the second quarter of 2009, we were notified by the FDA that several consumers filed complaints claiming that they had experienced skin rash symptoms after eating vanilla Cuties that were produced at an ancillary production facility during July 2008. The suspect product was identified as having been produced by our smaller ice cream novelty facility that only produced vanilla Cuties. No illness or serious injury was reported and no further reports have been received since early April 2009. While we were investigating the complaints, 12 pallets shipped from the suspect lots were recalled. The bulk of these 12 pallets were recalled from the New York City metro area as well as from the Midwest, New England, the Mid Atlantic region and California. No complaints from consumers were received from the Midwest or New England regions. Investigation and reports from distributors and store visits indicate that none of the suspect product remains in distribution, and it is not currently being offered for sale. However, to make certain that there would be no further issues with product made at this facility, we put on hold any vanilla Cuties that were produced by them. Due to the decrease in sales, we stopped making product at this facility in January 2009. We have reviewed our quality control procedures at our remaining co-packing facilities to ensure compliance with all food-processing safety rules and regulations.

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

We have no insurance coverage for the actual product destroyed. However, there is coverage for all costs related to the analysis, collection and physical disposal of such product. We submitted a claim to our insurance carrier for $59,000, and our insurance carrier has as of this date indicated that we will receive approximately $40,000 on our claim. However, we are holding the claim open until the end of November because we are continuing to receive additional final bills in from certain retail accounts, which may increase the amount to be reimbursed by our insurance carrier. We are also in discussions with our former co-packer regarding their repayment for the cost of the product that was destroyed. There is no guarantee that we will be successful in our discussions. All costs relating to this recall were expensed in the second quarter and we do not anticipate any further charges. Any subsequent reimbursements will be credited to the appropriate revenue and expense accounts referenced above if and when they are received.


Results of Operations

Thirteen Weeks Ended September 26, 2009
Compared with Thirteen Weeks Ended September 27, 2008
-----------------------------------------------------

Net sales for the thirteen weeks ended September 26, 2009 were $4,730,000, a slight decrease of $71,000, or 1%, from the sales level realized for the thirteen weeks ended September 27, 2008. We do not believe that our sales were negatively impacted by the product recall in the 2009 period.

Our gross profit in the current period increased by $145,000 to $1,519,000. Our gross profit percentage for the period ending September 26, 2009 was 32%, compared to 29% for the period ending September 27, 2008. Freight out expense, a significant part of our cost of sales, decreased by $75,000, or 24%, to $242,000 for the thirteen weeks ended September 26, 2009 compared with $317,000 for the thirteen weeks ended September 27, 2008. The decrease in freight out expense was a result of the decrease in sales for the thirteen weeks ended September 26, 2009 compared to the 2008 period, lower fuel costs compared to the 2008 period and our arranging shipments in a more cost-effective manner by shipping our frozen dessert novelties from our plant in Indiana to the West Coast rather than shipping them from our third-party Pennsylvania warehouse.

Selling and warehouse expenses decreased to $369,000 for the current fiscal quarter compared with $497,000 for the comparable period in 2008. This decrease is due primarily to decreases in commission expense of $6,000, bad debt expense of $45,000, payroll expense of $38,000 and outside warehouse rental expense of $39,000.

Marketing expenses were $136,000 in the fiscal 2009 period compared to $137,000 in the fiscal 2008 period. An increase in newspaper advertising expense of $30,000 was offset by reductions in artwork and plate expense of $8,000 and promotion expense of $30,000. The reduction in promotion expense reflects the lower level of sales in the 2009 period.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased slightly to $152,000 for the thirteen weeks ended September 26, 2009 compared to $145,000 for the comparable period in 2008. This increase was primarily due to an increase professional fees and outside services of $5,000.

General and administrative expenses increased to $546,000 for the current quarter compared with $498,000 for the comparable period in 2008, due primarily to an increase in travel and entertainment expense of $16,000, public relations expense of $16,000 and professional fees and outside services expense of $15,000. We anticipate that the current period's general and administrative expenses will continue on the same level, or increase slightly, for the balance of 2009.

Income tax expense was $116,000 in the third quarter of 2009 compared to income tax expense of $75,000 in the third quarter of 2008, reflecting the higher level of operating income in the 2009 period. The effective tax rate was 42% for the current period as compared to 77% for the 2008 period. The effective tax rate in the 2008 period was affected by GAAP to tax differences present in 2008.

Thirty-Nine Weeks Ended September 26, 2009
Compared with Thirty-Nine Weeks Ended September 27, 2008
--------------------------------------------------------

Net sales for the thirty-nine weeks ended September 26, 2009 were $14,137,000, a decrease of $952,000 or 6%, from the sales level realized for the thirty-nine weeks ended September 27, 2008. Sales were negatively impacted due to the elimination of certain products that were sold in the 2008 period and the negative effects of the deteriorating economic climate. We do not believe that our sales were negatively impacted by the product recall in the 2009 period. (See Product Recall above.)

Our gross profit in the current period decreased by $49,000, or 1%, to $4,325,000. Our gross profit percentage increased to 30% for the period ending September 26, 2009 compared to 29% for the period ending September 27, 2008. Our gross profit for the period ended September 26, 2009 was negatively impacted as a result of costs we incurred as the result of the product recall that occurred in the thirty-nine week period ended September 26, 2009. (See Product Recall above.) Freight out expense, part of our cost of sales, decreased by $298,000, or 28%, to $754,000 for the thirty-nine weeks ended September 26, 2009 compared with $1,052,000 for the thirty-nine weeks ended September 27, 2008. The decrease in freight out expense was a result of the decrease in sales for the thirty-nine weeks ended September 26, 2009 compared to the 2008 period, lower fuel costs compared to the 2008 period and our arranging shipments in a more cost-effective manner by shipping our frozen dessert novelties from our plant in Indiana to the West Coast rather than shipping them from our third-party Pennsylvania warehouse. The negative impact of the product recall on our cost of sales was mitigated by significant savings in freight out expense.

Selling and warehouse expenses decreased by 11% to $1,235,000 for the current thirty-nine week period compared with $1,391,000 for the comparable period in 2008. This decrease is due primarily to decreases in commission expense of $37,000, travel and entertainment expense of $23,000, bad debt expense of $45,000 and outside warehouse expense of $40,000.

Marketing expenses decreased by $104,000 to $328,000 in the current thirty-nine week period due principally to a decrease in expenses for television advertising of $33,000, artwork and plate expense of $10,000 and promotion expense of $99,000, which were partially offset by an increase in newspaper advertising expense of $50,000. The reduction in promotion expense reflects the lower level of sales in the 2009 period.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased slightly to $444,000 for the thirty-nine weeks ended September 26, 2009 compared to $439,000 for the comparable period in 2008.

General and administrative expenses increased to $1,579,000 for the current thirty-nine week period compared with $1,462,000 for the comparable period in 2008 due primarily to an increase in payroll costs of $24,000, travel and entertainment expense of $88,000 and professional fees and outside services of $96,000.

Income tax expense in the 2009 thirty-nine week period decreased to $283,000 from $294,000 in the 2008 thirty-nine week period. The effective tax rate decreased slightly in the 2009 period to 39% from 40% in the 2008 period.

Liquidity and Capital Resources

As of September 26, 2009, we had approximately $819,000 in cash and cash equivalents and our working capital was approximately $4.0 million compared to approximately $238,000 in cash and cash equivalents and working capital of approximately $3.6 million at December 27, 2008. We expect our cash and cash equivalents will increase during the remainder of 2009 as a result of suspending our stock repurchase program. We maintain a $1,000,000 line of credit with Wachovia Bank to support any short-term cash flow constraints. Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company. This agreement was renewed for an additional one-year term with the consent of both parties on April 30, 2009. As of the date of this report, we have not used the line of credit. We believe that our cash flow from operations, working capital and borrowing capability will be sufficient to sustain our current level of operations for the next twelve months.

The following table summarizes our cash flows for the periods presented:

                                      Thirty-nine Weeks          Thirty-nine Weeks
                                   ended September 26, 2009   ended September 27, 2008
                                   ------------------------   ------------------------
Net cash provided by (used in)
operating activities...........         $595,000                  $(388,000)
Net cash (used in) financing
activities.....................          (14,000)                  (663,000)
                                         --------                  ---------
Net change in cash
  and cash equivalents.........         $581,000                $(1,051,000)
                                        ========                ============

Our net cash flows provided by operating activities of $595,000 was the result of our net income and the reduction in our inventory compared to the same period last year, which had been built up as a result a change in our production facilities. During the thirty-nine weeks ending September 26, 2009, we paid bonuses to management of $500,000.

Our net cash used in financing activities represents the funds used to repurchase shares of our common stock. During the thirty-nine weeks ending September 26, 2009, we repurchased 12,665 shares of our common stock for $14,000 as compared to the purchase of 235,600 shares for $663,000 in the thirty-nine weeks ended September 27, 2008. Our Board of Directors first instituted a share repurchase program in September 2000 which has to date authorized the repurchase of 1,850,000 shares of our common stock at prevailing market prices. We have not repurchased any additional shares since March 28, 2009 in order to conserve our cash position. From the institution of the share repurchase program through the date of this quarterly report, the total number of shares cumulatively purchased is 1,818,889 for a total cost of approximately $5,294,000, or an average price of $2.91 per share.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 26, 2009, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued its final Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162." SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning September 26, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in "italics" relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In April 2009, the FASB issued "Interim Disclosures about Fair Value of Financial Instruments." This update amends "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This update became effective for the interim period ended June 27, 2009 and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued "Subsequent Events." The objective of this update is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. We adopted this update for the period ended June 27, 2009 and subsequent financial periods. We evaluated ours September 26, 2009 financial statements for subsequent events through November 10, 2009, the date the financial statements were filed. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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


Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 26, 2009, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the thirteen weeks ended September 26, 2009.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of September 26, 2009 because of the following material weaknesses in internal controls over financial reporting:

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

Date: November 10, 2009