Form 10-K
period 2010-01-02
TOFUTTI BRANDS INC
filed 2010-04-02
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:  1-9009

TOFUTTI BRANDS INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-3094658 (I.R.S. Employer Identification No.)
50 Jackson Drive, Cranford, New Jersey (Address of principal executive offices)	07016 (Zip Code)

(908) 272-2400
((Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered NYSE AMEX

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was  required to submit and post such files).

Yes ☐    No ☐

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

Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the NYSE Amex on March 30, 2010 was $4,391,154.00.

As of March 30, 2010, the issuer had 5,176,678 shares of Common Stock, par value $.01, outstanding.

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand nondairy frozen desserts and other food products.  TOFUTTI products are nondairy, soy-based products which contain no butterfat, cholesterol or lactose.

As used in this annual report, the terms “we,” “us” and “our” mean Tofutti Brands Inc., unless otherwise indicated.

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

Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations.  Such forward-looking statements reflect our current view with respect to future events and financial results.  We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements.  Such forward-looking statements are also included in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof.  We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1A. “Risk Factors.”

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included herein are the fifty-three week period ended January 2, 2010 and the fifty-two week period ended December 27, 2008.

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

Frozen Desserts

♦
Premium TOFUTTI® nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants.  Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets.  We currently offer nine flavors of premium, hard frozen TOFUTTI in pints.  Premium TOFUTTI soft serve mix is available in Vanilla.  TOFUTTI in three gallon bulk cans is available in three flavors.

♦
TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Mint Chocolate Chip or Wild Berry filling between two chocolate wafers.  Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.  Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case.  Like all our frozen dessert products, they are completely trans fat free, including the wafers.  For those individuals who cannot have chocolate, our TOTALLY VANILLA TOFUTTI CUTIE is vanilla TOFUTTI between two vanilla wafers, while our KEY LIME CUTIE combines tangy lime-flavored TOFUTTI between two vanilla wafers.

♦	WOW CUTIES combine three TOFUTTI flavors-Vanilla, Chocolate and Cranberry into one full size sandwich.

♦	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

♦
TOTALLY FUDGE POPS®, CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee bars.  The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS™ have only 30 calories per bar.  Both products are ideal for anyone on either a low fat or low carb diet.

♦	CHOCOLATE COVERED FLOWERS, a frozen dessert stick novelty, combine a dark chocolate coating over a blend of frozen flower and fruit nectars for a portion controlled treat.

♦	MINT BY MINTZ are no sugar added stick novelties shaped just like TREATS, with a mint-flavored TOFUTTI center, covered with a thick, dark chocolate coating.

♦
MARRY ME BARS™ are stick novelties that feature creamy vanilla TOFUTTI surrounded with a dark chocolate coating.  Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Cheese Products

♦
BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol.  It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe.  The 8 oz. retail packages are available in six flavors.  The plain version is also available in 30 lb. bulk boxes.

♦
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

♦
For consumers concerned with their fat and calorie intake, TOFUTTI also offers versions of BETTER THAN CREAM CHEESE AND SOUR SUPREME without partially hydrogenated fat and no trans fatty acids.  They are also made with organic sugar and are available in most health food stores.  Non-hydrogenated fat BETTER THAN CREAM CHEESE is available in three flavors.

♦
TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious nondairy, vegan alternative to regular cheese slices and contain no trans fatty acids.  Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types:  Mozzarella and American.

Other Food Products

♦
TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free BETTER THAN MOZZARELLA CHEESE into a completely authentic, yet healthy pizza.  TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

♦
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

In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country.  We distribute our products through thirty (30) distributors in the national health food market.

Our sales to health food distributors in fiscal 2009 decreased to approximately $8,896,000, or 48% of total sales, as compared to approximately $9,300,000, or 47% of total sales, in fiscal 2008.  In fiscal 2009, sales to Trader Joe’s declined to approximately $3,205,000, or 17% of sales, as compared to approximately $3,634,000, or 19% of sales, in fiscal 2008.  Our sales to the kosher market decreased to approximately $832,000, or 4% of sales, in fiscal 2009, from sales of approximately $1,120,000, or 6% of sales, in fiscal 2008.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended January 2, 2010		Fiscal Year ended December 27, 2008
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
California	$4,245	23%	$4,901	25%
Midwest	3,095	17%	2,979	15%
New England	2,785	15%	2,657	14%
Metropolitan New York	2,395	13%	2,534	13%
Florida	1,109	6%	1,345	7%
Mid-Atlantic	844	5%	1,498	8%
Northwest	820	4%	809	4%
Southeast	780	4%	347	2%
Rocky Mountains	448	2%	394	2%
Upstate New York	227	1%	238	1%
Southwest	186	1%	251	1%

During fiscal 2008, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Brazil, Canada, China, England, Israel, Mexico and Panama.  Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries.  Sales to foreign distributors increased to approximately $2,023,000, or 11% of sales, in fiscal 2009, as compared to approximately $1,736,000, or 9% of sales, in fiscal 2008.  We conduct all of our foreign business in U.S. dollars.  Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

All of our current products were developed internally in our own laboratory.  David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation.  In fiscal 2009 and 2008, our product development expenses were approximately $581,000 and $590,000, respectively.  These amounts do not include any portion of Mr. Mintz’s salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses.  All product development costs are expensed as incurred.

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

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes.  Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations.  We currently utilize six co-packers.  Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment.  For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer.  In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

Relationship with Co-Packers

We do not have any written production agreements with our co-packers and do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of our co-packers decide to terminate their relationships with us.  Nevertheless, any disruption in supply could have a material adverse effect on our company.

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

In May 2009, at the request of the FDA, we issued a recall notice for the suspected lots.  During the last week of June 2009, we disposed of all remaining product manufactured by this facility. We have no insurance coverage for the actual product destroyed. However, there is coverage for all costs related to the analysis, collection and physical disposal of such product. In March 2010, we received $40,000 from our insurance company as the settlement for this claim.  We are also in discussions with our former co-packer regarding their repayment for the cost of the product that was destroyed.  There is no guarantee that we will be successful in our discussions.  All costs relating to this recall were expensed in the second quarter of 2009 and we do not anticipate any further charges.

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

EMPLOYEES

On January 2, 2010 and on December 27, 2008, we employed eight and eleven  persons on a full-time basis, respectively.  We consider our relations with our employees to be good.  We do not have any collective bargaining agreements with our employees.

Item 1A.                   Risk Factors.

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

Dependence on Key Suppliers.   We do not produce any of our own products.  During the years  ended January 2, 2010 and December 27, 2008, we purchased approximately 28% and 30%, of our finished goods,  respectively, from Ice Cream Specialties, our primary frozen dessert novelty co-packer; 7% and 8%, respectively, from Leiby’s Dairy, Inc, our frozen dessert pint co-packer; 19% and 18%, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE and SOUR SUPREME co-packer; and 6% and 6% respectively, from Old Fashioned Kitchen, Inc., our blintz co-packer.  These producers are required to comply with FDA regulations relating to the production of food products.  Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

Dependence on Key Customers.  During the fiscal years ended January 2, 2010 and December 27, 2008, Trader Joe’s accounted for 17% and 19% of our net sales, respectively.  In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently.  Such distributors as a group accounted for 29% of our net sales for the fiscal year ended January 2, 2010  and 31% of our net sales for the fiscal year ended December 27, 2008.  The loss of a substantial portion of our sales to Trader Joe’s would have a material adverse affect on our company.

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

Our Operating Results Vary Quarterly and Seasonally.  We have often recognized a slightly greater portion of revenues in the second and third quarter of the year.  Our expense levels are substantially based on our expectations for future revenues and are therefore relatively fixed in the short-term.  If revenue levels fall below expectations, our quarterly results are likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenues.  We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts.  Sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year.  Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors.  In such event, it is likely that the price of our common stock would be materially adversely affected.

Reliance on a Limited Number of Key Personnel.  Our success is significantly dependent on the services of David Mintz (age 78), Chief Executive Officer, and Steven Kass (age 58), Chief Financial Officer.  The loss of the services of either of these persons could have a material adverse effect on our business.

Control of the Company.  Our Chairman of the Board and Chief Executive Officer, David Mintz,  holds 2,630,440  shares of common stock representing approximately 50.8% of the outstanding shares, permitting him to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

We are Subject to Risks Associated with International Operations.  In fiscal 2009 approximately 11% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.  To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.  International operations are subject to inherent risks, including the following:

•	the impact of possible recessionary environments in multiple foreign markets;

•	longer receivables collection periods and greater difficulty in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

We May Fail to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act  of 2002, Which Could Have an Adverse Effect on our Financial Results and the Market Price of Our Ordinary Shares. The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting and in future years a statement by management that its independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, in connection with the filing of our Annual Report on Form 10-K for each fiscal year.  The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our ordinary shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facilities are located in a modern one-story facility in Cranford, New Jersey.  The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen.  Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes.  We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2009 and 2008.  Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the NYSE AMEX under the symbol TOF since October 29, 1985.  Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects.  No shares have been or will be issued subject to call or assessment.  There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

The following table sets forth the high and low sales prices as reported on the NYSE AMEX for the two most recent fiscal years:

Quarter Ended	High	Low
March 29, 2008	$3.35	$2.55
June 28, 2008	3.15	2.61
September 27, 2008	2.99	2.54
December 27, 2008	2.65	1.28
March 28, 2009	2.22	0.88
June 27, 2009	1.97	0.71
September 26, 2009	1.64	1.10
January 2, 2010	1.84	1.21

The closing price for our common stock on March 30, 2010, as reported on the NYSE AMEX, was $1.46.

Holders of Record

As of March 30, 2010, there were approximately 595 direct holders of record of our common stock.  Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 950 shareholders.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The following table sets forth, as of January 2, 2010, certain information related to our  compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	61,000	$ 2.94	39,000
Equity Compensation Plans Not Approved by Security Holders	--	n/a	--

1993 Stock Option Plan

The 1993 Stock Option Plan (the “1993 Plan”) provides for the grant to key employees of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options to key employees and consultants. The 1993 Plan had a term of ten years and terminated in 2003. No grants have been made under the 1993 Plan since 2003,  and no further grants of options can be made under the 1993 Plan.  As of March 26, 2010, none of our executive officers and directors held options to purchase shares of common stock under the 1993 Plan.

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

2004 Non-Employee Directors’ Stock Option Plan

Our shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) on June 3, 2004. The purpose and intent of the 2004 Directors’ Plan is to attract and retain the best available individuals as non-employee directors of the company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board.  All options granted under 2004 Directors’ Plan are  “non-qualified stock options.”  The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors’ Plan is 100,000 shares.

The 2004 Directors’ Plan is currently administered by our Board of Directors, which in the future may delegate such administration to a committee of directors.  Subject to the provisions of the 2004 Directors’ Plan and applicable law, the Board or the Committee has the authority, to determine, among other things, to whom options may be granted, the number of shares of common stock to be covered by each option, the exercise price for each share, the vesting period of the option, and the terms, conditions and restrictions thereof, to construe and interpret the 2004 Directors’ Plan, to prescribe, amend and rescind rules and regulations relating to the 2004 Directors’ Plan, and to make all other determinations deemed necessary or advisable for the administration of the 2004 Directors’ Plan.

The term of any option granted under the 2004 Directors’ Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than five years from the date of grant.  All options granted under the 2004 Directors’ Plan have up to five-year terms and have vesting periods that range from one to three years from the grant date.  The exercise price of any options granted under the 2004 Directors’ Plan is the fair market value at the date of grant.  As of March 30, 2010, our non-employee directors as a group, consisting of three persons, held options to purchase 51,000 shares of common stock under the 2004 Directors’ Plan.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2009.

Purchase of Equity Securities By the Issuer and Affiliates

Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.  Based on such authorization we may purchase an additional 381,000 shares of common stock. We have not purchased any shares of our common stock since the first quarter of fiscal 2009.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense account.  We do not accrue interest on accounts receivable past due.

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

Income Taxes.  The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions.  If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Recent Accounting Pronouncements

In June 2009, the FASB, issued "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" Statement of Financial Accounting Standards, or SFAS, No. 168. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles ("ASC 105"), identifies the accounting standard codification as the authoritative source of generally accepted accounting principles in the United States. We adopted ASC 105 in 2009, and therefore all references by us to authoritative accounting principles recognized by the FASB reflect the Codification. ASC Topic 105 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing GAAP, the Codification did not have any impact on the our financial condition or results of operations.  Going forward, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” This update amends “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This update became effective for the interim period ending June 27, 2009 and did not have a material impact on our financial statements.

Other Accounting Standards Updates that became effective after December 31, 2009 are not expected to have a significant effect on our financial position or results of operations.

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

In May, 2009, at the request of the FDA, we issued a recall notice for certain pallets of vanilla Cuties, the suspected lots.  During the last week of June 2009, we disposed of all remaining product manufactured by this facility.  The total cost of this recall was approximately $376,000 broken down as follows:

Actual product destroyed	$291,000	(cost of sales)
Cost of disposal	10,000	(sales)
Product returned	52,000	(sales)
Product testing	20,000	(research & development)
Freight	1,000	(cost of sales)
Legal	2,000	(general & administrative)

We have no insurance coverage for the actual product destroyed. However, there is coverage for all costs related to the analysis, collection and physical disposal of such product.  In March 2010, we received $40,000 from our insurance company as the settlement for this claim.  We are also in discussions with our former co-packer regarding their repayment for the cost of the product that was destroyed.  There is no guarantee that we will be successful in our discussions.  All costs relating to this recall were expensed in the second quarter of 2009 and we do not anticipate any further charges.  Any subsequent reimbursements will be credited to the appropriate revenue and expense accounts referenced above if and when they are received.

Results of Operations

Fiscal Year Ended January 2, 2010  Compared with Fiscal Year Ended December 27, 2008

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included herein are the fifty-three week period ended January 2, 2010 and the fifty-two week period ended December 27, 2008.

Net sales for the fiscal year ended January 2, 2010 were $18,617,000, a decrease of $992,000, or 5%, from net sales of $19,609,000 for the fiscal year ended December 27, 2008. The reduction in sales was caused by the general economic conditions and the discontinuance of a number of slower moving, less profitable products during 2009.  Although the discontinuance of these slower moving items contributed to reduced sales in fiscal 2009, it also contributed to improving our gross profit and profit percentage for the year.

Although sales decreased in fiscal 2009, our gross profit in fiscal 2009 increased by $200,000, or 0.4%, while our gross profit percentage increased to 30% in fiscal 2009 from 27% in fiscal 2008.  The entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the general economic situation here in the United States and the fluctuating cost of petroleum, from which a number of our packaging items are produced.  These increases were offset by a significant reduction in our freight out expense.  Freight out expense decreased  to $974,000 in fiscal 2009 from $1,430,000 in fiscal 2008. Freight out expense decreased for a number of reason.  First, while the cost of fuel did begin to increase again over the last part of 2009, for most of the year fuel costs tended to be lower than in 2008.   This decrease is also attributable in part to the fact that shipping our frozen dessert novelties from our new ice cream co-packer in Indiana to the West Coast is more cost-effective than shipping them from our third-party Mountville, Pennsylvania warehouse or from our former frozen dessert novelties manufacturer’s location.  Additionally, in some instances we increased the minimum size of orders to customers where we paid the freight, which reduced our shipping costs.  Finally, we also began offering pick-up allowances to our customers, which while high enough to encourage them to pick up their orders was still significantly less than if we had paid for shipping the products ourselves.  While we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2010, we do not expect that our gross profit percentage will improve materially due to promotional allowances associated with the planned introduction of new products.  We also expect ingredient costs for certain key items and packaging costs to continue at their current high levels.

Selling and warehousing expenses decreased by $158,000 to $1,668,000 for fiscal 2009 from $1,826,000 in fiscal 2008.  This decrease was caused primarily by a $62,000 decrease in outside warehouse rental expense, a $94,000 decrease in bad debt expense and a $34,000 decrease in commission expense.  The decreases were offset by increases in payroll expense of  $20,000 and travel and entertainment expense of $28,000.  We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2010 should remain relatively consistent with our expenses in 2009.

Marketing expenses decreased by $54,000 in fiscal 2009 to $503,000 as compared to $557,000 in fiscal 2008.  This decrease is primarily attributable to a $66,000 decrease in promotion expense, a $12,000 decrease in artwork and plates expense, a $33,000 decrease in television and radio advertising expense and a $18,000 decrease in magazine advertising expense.  These decreases were offset by an increase in newspaper advertising expenses  of $79,000.  We expect marketing expenses to decrease in fiscal 2010.

Product development expenses decreased to $581,000 in fiscal 2009 as compared to $590,000 in fiscal 2008.   The decrease was caused primarily by a decreases in payroll costs of $15,000.  Our management expects that product development costs in 2010 will remain consistent with fiscal 2009 costs.

General and administrative expenses were $2,035,000 for fiscal 2009 as compared with $2,014,000 for fiscal 2008, a slight increase of $21,000 or 1%.  The increase was primarily due to a $52,000 increase in travel and entertainment expense and a $10,000 increase in outside fees and professional services .  These increases were partially offset by a reduction in payroll costs of $23,000 and IT expense of $10,000.  We anticipate that professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2010 primarily due to the costs associated with compliance with the attestation provisions  of The Sarbanes-Oxley Act.  Our management expects that general and administrative expenses in 2010 will remain consistent with fiscal 2009 expenses.

Overall, total operating expenses in fiscal 2009 decreased to $4,787,000, a decrease of $200,000, or 4%, from total operating expenses in fiscal 2008.

Income before income taxes increased by $400,000 to $835,000 in fiscal 2009 as compared with $435,000 in fiscal 2008 as a result of our improved gross profit and lower operating expenses.

Income taxes for the current fiscal period were $329,000, or 39% of taxable income, compared to $218,000, or 50% of taxable income, in fiscal 2008.  The decrease in our effective tax rate in fiscal 2009 was due to an adjustment to last year’s tax accrual based on the differences between book and actual income tax expense.

Liquidity and Capital Resources

At January 2, 2010, our working capital was $4,089,000, an  increase of $508,000 from December 27, 2008.  Our current and quick acid test ratios, both measures of liquidity, were 4.2 and 2.2, respectively, at January 2, 2010  compared to 3.4 and 1.2, respectively, at December 27, 2008.

At January 2, 2010, accounts receivable decreased by $113,000 to $1,461,000 from December 27, 2008, reflecting an increase in cash collections and a slight reduction in sales in the fourth quarter of the fiscal year ended January 2, 2010.  The average number of days used to collect our gross accounts receivable in fiscal 2009 was 38 days as compared to 38 days in fiscal 2008.  At January 2, 2010, inventories decreased to $1,931,000 from $2,334,000 at December 27, 2008.  The decrease in our inventories is due to a reduction in sales and the discontinuation of a number of slower moving products.  Accounts payable and accrued expenses decreased by $183,000 to $1,280,000 at January 2, 2010, from $1,463,000 at December 27, 2008, reflecting a reduction in our purchases of ingredients, packaging and finished goods in the fourth quarter.

Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.  As of December 27, 2008, we had repurchased 1,806,000 shares at a total cost of $5,280,000, or an average price of $2.92 per share.  During fiscal 2009 ( in the first quarter), we repurchased an additional 12,665 shares for $15,000 or an average price of $1.14, bringing the total number of shares cumulatively purchased to 1,818,889 at a total cost of $5,294,000, or an average price of $2.91 per share.

 We have a $1,000,000 line of credit with Wachovia Bank.  Any money borrowed under the line of credit will be at the prime rate of borrowing and any such loans will be secured by the assets of our company.  This agreement will expire on April 30, 2010, but can be renewed for an additional one-year term with the consent of both parties.  We intend to extend the facility.  There can be no assurances that this facility will be extended.  There were no amounts outstanding under this facility at January 2, 2010 or December 27, 2008.

Cash Flows	Fiscal Year ended
	January 2, 2010	December 27, 2008
	(In thousands)

Net cash provided by (used in) operating activities	$1,189	$(151)
Net cash used in financing activities	(14)	(1,110)
Net increase (decrease) in cash and cash equivalents	1,175	(1,261)
Cash and cash equivalents at beginning of year	238	1,499
Cash and cash equivalents at end of year	$1,413	$238

Cash provided by operating activities was $1,189,000 for the fiscal year ended January 2, 2010 compared with cash used in operating activities of $151,000 for the fiscal year ended December 27, 2008.  In the fiscal year ended January 2, 2010, our cash flow from operating activities  reflected net income of $506,000,  a $103,000 decrease in accounts receivable, a $403,000 decrease in  inventories, a $303,000 decrease in income taxes payable, offset in part by a $183,000 decrease in accounts payable and accrued expenses.

We used $14,000 in financing activities in fiscal 2009 to repurchase 12,665 shares of common stock compared to $1,110,000 used in financing activities in fiscal 2008 to repurchase 464,124 shares of our common stock.

As a result of the foregoing, our cash and cash equivalents increased to $1,413,000 at January 2, 2010.

We believe our existing cash and cash equivalents on hand at January 2, 2010, and the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Contractual Obligations

We have no contractual obligations at January 2, 2010.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates.  We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars.    We did not enter into any foreign exchange contracts in the year ended January 2, 2010.

Off-Balance Sheet Arrangements

None.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.                         Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands, Inc. as of January 2, 2010 and December 27, 2008, and the related statements of income, changes in stockholders’ equity and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands, Inc. as of January 2, 2010 and December 27, 2008, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with United States generally accepted accounting principles.

Amper, Politziner & Mattia, LLP
/s/Amper, Politziner & Mattia, LLP

April 2, 2010
Edison, New Jersey

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	January 2, 2010	December 27, 2008
Assets
Current assets:
Cash and cash equivalents	$1,413	$238
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $538 and $528, respectively	1,461	1,574
Inventories, net	1,931	2,334
Prepaid expenses	13	19
Refundable income taxes	252	555
Deferred income taxes	299	324
Total current assets	5,369	5,044

Fixed assets (net of accumulated amortization of $33 and $29, respectively)	15	19
Other assets	16	16
	$5,400	$5,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164	$398
Accrued expenses	616	565
Accrued officers’ compensation	500	500
Total current liabilities	1,280	1,463

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at January 2, 2010, and 5,189,343 shares at December 27, 2008	52	52
Additional paid-in capital	--	--
Retained earnings	4,068	3,564
Total stockholders’ equity	4,120	3,616
Total liabilities and stockholders’ equity	$5,400	$5,079

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF INCOME
(In thousands, except for per share data)

	Fiscal year ended January 2, 2010	Fiscal Year ended December 27, 2008

Net sales	$18,617	$19,609
Cost of sales	12,995	14,187
Gross profit	5,622	5,422

Operating expenses:
Selling and warehousing	1,668	1,826
Marketing	503	557
Product development costs	581	590
General and administrative	2,035	2,014
	4,787	4,987

Income before income taxes	835	435

Income taxes	329	218

Net income	$506	$217

Weighted average common shares outstanding:
Basic	5,177	5,476
Diluted	5,177	5,716

Net income per common share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended January 2, 2010 and December 27, 2008
(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 30, 2007	5,653,467	$57	$225	$4,215	$4,497
Stock compensation expense	--	--	12	--	12
Stock purchases and retirements, net	(464,124)	(5)	(237)	(868)	(1,110)
Net income for year ended December 27, 2008	--	-	--	217	217
Balances, December 27, 2008	5,189,343	52	--	3,564	3,616
Stock compensation expense	--	--	12	--	12
Stock purchases and retirements, net	(12,665)	--	(12)	(2)	(14)
Net income for year ended January 2, 2010	--	--	--	506	506
Balances, January 2, 2010	5,176,678	$52	$--	$4,068	$4,120

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended January 2, 2010	Fiscal Year ended December 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$506	$217
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization	4	5
Provision for bad debts and sales promotions	10	98
Stock compensation expense	12	12
Deferred taxes	25	(26)
Change in assets and liabilities:
Accounts receivable	103	319
Inventories	403	(782)
Prepaid expenses	6	242
Income taxes refundable	303	--
Accounts payable and accrued expenses	(183)	(236)
Net cash flows provided by (used in) operating activities	1,189	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(14)	(1,110)
Net cash flows used in financing activities	(14)	(1,110)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,175	(1,261)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	238	1,499
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$1,413	$238
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$5	$4

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included herein are the fifty-three week fiscal period ended on January 2, 2010 and the fifty-two week fiscal period ended on December 27, 2008, respectively.

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

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables.  During the year, the Company’s cash balance at a financial institution exceeded the FDIC limit of $250,000.  Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at January 2, 2010 is limited.

During the fiscal years ended January 2, 2010 and December 27, 2008, the Company derived approximately 89% and 91%, respectively, of its net sales domestically.  The remaining sales in both periods were exports to foreign countries.  The Company had sales to one customer representing 17% of net sales during fiscal 2009 and 19% of net sales during fiscal 2008.  The accounts receivable balance of  the one customer represented approximately 29% of total accounts receivable at January 2, 2010 and 26% of total accounts receivable at December 27, 2008. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 29% and 31% of the Company’s net sales for the years ended January 2, 2010  and December 27, 2008.

Accounts Receivable - The majority of the Company’s accounts receivables are due from distributors (domestic and international) and retailers.  Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not accrue interest on accounts receivable past due.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Cash and Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories -Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Reserves for slow moving and obsolete inventories are provided based on historical experience, shelf life and product demand. The Company periodically reviews inventories and establishes reserves for obsolescence based on forecasted sales and market trend.

The Company purchased approximately 28% and 30% of its finished products from one supplier and 19% and 18% of its finished products from another supplier during the periods ended January 2, 2010  and December 27, 2008, respectively.

Fixed Assets - Fixed assets consist of leasehold improvements.  Amortization is provided by charges to income using the straight-line method over the useful life of ten years.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets. The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Net Income Per Share - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options.  For the fiscal years ended January 2, 2010 and December 27, 2008, stock equivalents of 61,000 shares and  10,000 shares, respectively, were excluded from the diluted earnings per share calculations since the effect was anti-dilutive, because the strike price of these options was greater than the quoted market value at such date.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	Fiscal Year Ended January 2, 2010	Fiscal Year Ended December 27, 2008

Net income, numerator, basic and diluted computation	$506	$217

Weighted average shares - denominator basic computation	5,177	5,476
Effect of dilutive stock options	--	240
Weighted average shares, as adjusted - denominator diluted computation	5,177	5,716
Net income per common share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

Stock Based Compensation  -The Company follows the provisions of ASC 718 Share-Based Payment.  The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. The compensation expense, less forfeitures, is being recognized over the service period on a straight-line basis.

Fair Value of Financial Instruments -  The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable and accounts payable are stated at their carrying values.  The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $974 and $1,430 during the fiscal years ended January 2, 2010  and December 27, 2008, respectively.  Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred.  Advertising expenses amounted to $295 and $267 during the fiscal years ended January 2, 2010  and December 27, 2008, respectively.

Product Development Costs  - Costs of new product development and product redesign are charged to expense as incurred.

Recent Accounting Pronouncements – New Accounting Standards In June 2009, the FASB issued ASC Topic 105 which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff. ASC Topic 105 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing GAAP, the Codification did not have any impact on the Company’s financial condition or results of operations.  Going forward, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” This update amends “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This update became effective for the interim period ending June 27, 2009 and did not have a material impact on the Company’s financial statements.

Other Accounting Standards Updates that became effective after December 31, 2009 are not expected to have a significant effect on our financial position or results of operations.

NOTE 2:                    INVENTORIES

Inventories consist of the following:

	January 2, 2010	December 27, 2008
Finished products	$1,214	$2,009
Raw materials and packaging	717	325
	$1,931	$2,334

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

The following is a summary of stock option activity from December 30, 2007 to January 2, 2010:

	INCENTIVE OPTIONS		NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Total Aggregate Intrinsic Value ($)
Outstanding at December 30, 2007	410,000	1.06	61,000	2.94	664
Exercisable at December 30, 2007	410,000	--	27,000	--	755
Outstanding at December 27, 2008	410,000	1.06	61,000	2.94	138
Exercisable at December 27, 2008	410,000	--	44,000	--	161
Expired in fiscal 2009	(410,000)	1.06	--	--	--
Outstanding at January 2, 2010	--	--	61,000	2.94	--
Exercisable at January 2, 2010	--	--	61,000	2.94	--

The Company’s shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) on June 3, 2004. The purpose and intent of the 2004 Directors’ Plan is to attract and retain the best available individuals as non-employee directors of the Company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board.  All options granted under 2004 Directors’ Plan are  “non-qualified stock options.”  The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors’ Plan is 100,000 shares.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

There were no stock options granted in the last two fiscal years.

The following table summarizes information about stock options outstanding at January 2, 2010:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
3.14	10,000	0.08	3.14	10,000
2.90	10,000	1.42	2.90	10,000
2.90	41,000	2.83	2.90	41,000
2.90-3.14	61,000	2.20	2.94	61,000

The aggregate unrecognized stock-based compensation charge at January 2, 2010 is approximately $7 expected to be expensed over one year.

NOTE 4:                    LEASES

The Company’s facilities are located in a modern one-story facility in Cranford, New Jersey.  The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen.  The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement.  Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in 2009 and $81 in 2008.  The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5:                    INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended January 2, 2010  and December 27, 2008 are as follows:

	January 2, 2010	December 27, 2008
Current:
Federal	$280	$195
State	74	49
	354	244
Deferred:
Federal	(21)	(14)
State	(4)	(12)
	(25)	(26)
Total income tax expense	$329	$218

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended January 2, 2010 and December 27, 2008 follows:

	January 2, 2010	December 27, 2008
Income tax expense computed at federal statutory rate	$283	$148
State income taxes, net of federal income tax benefit	50	24
Permanent and other items	26	21
Under-accrual of prior year	(30)	--
Addition to FIN 48 provision	--	25
	$329	$218

Deferred tax assets at January 2, 2010 and December 27, 2008 consist of the following components:

	January 2, 2010	December 27, 2008
Allowance for doubtful accounts	$215	$211
Inventory	84	113
Deferred tax asset	$299	$324

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The following table indicates the changes to the Company's uncertain tax positions for the for the fiscal years ended January 2, 2010 and December 27, 2008 including interest and penalties:

Balance at December 30, 2007	$419
Additions based on tax positions related to the current year	25
Balance at December 27, 2008	444
Additions based on tax positions related to the current year	--
Balance at January 2, 2010	$444

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $25,000 of accrued interest and penalties related to uncertain tax positions.  Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

 The liability at January 2, 2010 for uncertain tax positions is included in accrued expenses.  The Company’s federal and state tax returns are open to examination for the years 2007 to 2009.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 6:                   LINE OF CREDIT

The Company established a $1,000 line of credit with Wachovia Bank in April 2006, which was renewed every year since then for an additional year, the last renewal being effected April 30, 2009.  As of March 30, 2010, the Company has not used the line of credit. If the line of credit is drawn upon, the underlying promissory note  becomes due and payable in consecutive monthly payments of accrued interest only, commencing, and continuing on, the same day of each month thereafter until fully paid.  The line of credit may be used to finance working capital of the Company and interest on the unpaid balance shall accrue at Wachovia’s Prime Rate.  The line of credit is secured by all of the personal property of the registrant including, without limitation, all accounts, equipment, accessions, inventory, chattel paper, instruments, investment property, documents, letter-of-credit rights, deposit accounts, and general intangibles, wherever located.

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of January 2, 2010, our company's chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2009.

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

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework  for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment.

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of January 2, 2010 because of the following material weaknesses in internal controls over financial reporting:

•
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

Remediation Plan

We are seeking ways to remediate these weaknesses, which stem from our small workforce, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended January 2, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission  that permit us to provide only management’s report in this annual report.

Item 9B.                    Other Information.

None.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	78	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	58	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	57	Director
Joseph Fischer	70	Director
Aaron Forem	55	Director
Philip Gotthelf	57	Director
Reuben Rapoport	81	Director
Franklyn Snitow	63	Director

David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981. Mr. Mintz’s knowledge about our company and his role as the developer of our product line is essential to the operation of our board.

Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

Neal S. Axelrod has been a director since  August 2007.  Mr. Axelrod has been a self-employed certified public accountant in New Jersey since 1977. Mr. Axelrod’s  accounting and financial  background enhances the breadth of experience of the board of directors.

Joseph Fischer has been a director since  August 2007.  He previously served as a director from March 2004 until June 2007.    He has been the principal in FMM Investments, which manages private portfolios, since 1992.  Prior to that and since 1982, Mr. Fischer was the Controller of the Swingline Division of American Brands Inc. Mr. Fisher’s  accounting and financial  background enhances the breadth of experience of the board of directors.

Aaron Forem has been a director since 2000.  Since 1980, he has been the president of Wuhl Shafman Lieberman Corp., located in Newark, New Jersey, which is one of the largest produce wholesalers in the Northeastern United States.  Mr. Forem’s experience in the food industry and his managerial experience enhances the breadth of experience of the board of directors.

Philip Gotthelf has been a director since 2006.  He has been President of EQUIDEX Incorporated, a registered Commodity Trading Advisor, and EQUIDEX Brokerage Group, a registered Introducing Broker, since 1985.  He has also been publisher of the COMMODEX System and COMMODITY FUTURES FORECAST Service since 1975 and has authored several financial books for Probus/McGraw Hill, McGraw Hill and John Wiley & Sons.  Mr. Gotthelf’s  financial  background enhances the breadth of experience of the board of directors.

 Reuben Rapoport, our former Director of Product Development who retired in April 2003, has been a director since July 1983. Mr. Rapoport’s product development  background enhances the breadth of experience of the board of directors.

Franklyn Snitow has been a director since 1987.  He has been a partner in the New York City law firm Snitow Kanfer Holtzer & Millus, LLP, our general counsel, since 1985. Mr. Snitow’s legal and corporate governance  background enhances the breadth of experience of the board of directors.

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

Involvement in Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in one of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2009 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

Item 11.                     Executive Compensation.

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2009 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total($)
David Mintz	2009	459,000	350,000	--	--	--	--		809,000
Chief Executive Officer	2008	450,000	350,000	--	--	--	--		800,000
and Director	2007	450,000	350,000	--	--	--	--		800,000

Steven Kass	2009	127,000	150,000	--	--	--	--		277,000
Chief Financial Officer	2008	125,000	150,000	--	--	--	215,000	(1)	490,000
	2007	125,000	150,000	--	--	--	853,975	(2)	1,128,975

_________________

(1)	The value of the unexercised options as of December 27, 2008 is calculated as the difference between the closing price of the common stock as of December 27, 2008 and the option exercise price.

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

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 for the 2009 and 2008 fiscal years.

Grants of Plan-Based Awards for Fiscal 2009

There were no stock options awarded during the fiscal year ended January 2, 2010.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Director Compensation

Our non-employee directors earned director compensation in fiscal 2009 based on the number of meetings attended.  Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended.  All other non-employees are entitled to $500 per meeting attended.  Messrs. Forem and Snitow waive their compensation.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended January 2, 2010.  Each non-employee director is considered independent under AMEX listing standards.  Messrs. Forem and Snitow waive their compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	14,500	--	--	--	--	--	14,500
Joseph Fischer	1,000	--	--	--	--	--	1,000
Aaron Forem	--	--	--	--	--	--	--
Philip Gotthelf	4,500	--	--	--	--	--	4,500
Franklyn Snitow	--	--	--	--	--	--	--

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

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exerciseable	Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
David Mintz	--	--	--	--	--	--	--	--	--
Steven Kass	--	--	--	--	--	--	--	--	--

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 30, 2010 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	50.8%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 30, 2010 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,176,678 shares issued and outstanding as of March 30, 2010.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
David Mintz	2,630,440		50.8%
Steven Kass	220,000		4.2%
Reuben Rapoport	85,000		1.6%
Franklyn Snitow	71,200		*
Joseph Fischer	26,000	(4)	*
Neal S. Axelrod	16,000	(5)	*
Philip Gotthelf	10,000	(6)	*
Aron Forem	0		*
All Executive Officers and Directors as a group (8 persons)	3,058,640	(7)	58.5%
______________

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

(3)	Based on 5,176,678 shares issued and outstanding as of March 30, 2009.
(4)	Issuable upon the exercise of currently exercisable stock options.
(5)	Includes 15,000 share issuable upon the exercise of currently exercisable stock options.
(6)	Issuable upon the exercise of currently exercisable stock options.
(7)	Includes 51,000 shares issuable upon the exercise of currently exercisable stock options.

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

Year Ended
	January 2, 2010		December 27, 2008
Services Rendered	Fees	Percentages	Fees	Percentages

Audit Fees (1)	$95,025	100%	$103,000	100%
Audit-related Fees	--	--	--	--
Tax Fees	--	--	--	--
All Other Fees	--	--	--	--
Total	$95,025	100%	$103,000	100%
______________
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
____________________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2010.

TOFUTTI BRANDS INC. (Registrant)

/s/ David Mintz
David Mintz Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 2, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer

/s/Neal S. Axelrod
Neal S. Axelrod
Director

/s/Joseph Fischer
Joseph Fischer
Director

/s/Aaron Forem
Aaron Forem
Director

/s/Philip Gotthelf
Philip Gotthelf
Director

________________________
Reuben Rapoport
Director

/s/Franklyn Snitow
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
____________________
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