Form 10-Q
period 2010-04-03
TOFUTTI BRANDS INC
filed 2010-05-18
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2010
☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

50 Jackson Drive, Cranford, New Jersey 07016
(Address of Principal Executive Offices)

(908) 272-2400
(Registrant’s Telephone Number, including area code)

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

Yes ☒   No *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes *   No *

 Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer *	Accelerated filer *
Non-accelerated filer * (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes *    No ☒

As of May 14, 2010 the Registrant had 5,176,678 shares of Common Stock, par value $.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements
TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	April 3, 2010	January 2, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,771	$1,413
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $403 and $538, respectively	1,686	1,461
Inventories	1,765	1,931
Prepaid expenses	8	13
Refundable income taxes	58	252
Deferred income taxes	299	299
Total current assets	5,587	5,369

Fixed assets, net of accumulated amortization of $35 and $34	14	15
Other assets	16	16
	$5,617	$5,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$670	$164
Accrued expenses	423	616
Accrued officers’ compensation	125	500
Total current liabilities	1,218	1,280

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at April 3, 2010 and 5,176,678 shares at January 2, 2010	52	52
Retained earnings	4,347	4,068
Total stockholders’ equity	4,399	4,120
Total liabilities and stockholders’ equity	$5,617	$5,400

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Income
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended April 3, 2010	Thirteen weeks ended March 28, 2009

Net sales	$4,592	$4,178
Cost of sales	2,978	2,807
Gross profit	1,614	1,371

Operating expenses:
Selling	354	415
Marketing	133	85
Research and development	141	130
General and administrative	511	488
	1,139	1,118

Income before income taxes	475	253

Income taxes	200	101

Net income	$275	$152

Weighted average common shares outstanding:
Basic	5,177	5,183
Diluted	5,177	5,183

Net income per common share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen weeks ended April 3, 2010	Thirteen weeks ended March 28, 2009

Cash flows provided by operating activities, net	$358	$1

Cash flows used in financing activities, net	--	(14)
Net increase (decrease) in cash and cash equivalents	358	(13)

Cash and cash equivalents at beginning of period	1,413	238

Cash and cash equivalents at end of period	$1,771	$225

Supplemental cash flow information:
Income taxes paid	$5	$--

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:  Description of Business

Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2:  Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of January 2, 2010 have been derived from our audited financial statements for the year ended January 2, 2010.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen week period ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended April 3, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, that are of material significance, or have potential material significance, to the Company.

Note 4:  Inventories

The composition of inventories is as follows:

	April 3, 2010	January 2, 2010

Finished products	$1,209	$1,214
Raw materials and packaging	556	717
	$1,765	$1,931

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

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of  common shares outstanding.  Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation were 51,000 non-qualified options and 61,000 non-qualified options to directors, respectively, that were antidilutive because the average market price of our common stock for the thirteen week periods ended April 3, 2010 and  March 28, 2009, respectively, was less than the exercise price of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended March 28, 2009
Numerator
Net income-basic and diluted	$275	$152
Denominator
Denominator for basic earnings per share weighted average shares	5,177	5,183
Effect of dilutive securities stock options	--	--
Denominator for diluted earnings per share	5,177	5,183

Earnings per share
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

TOFUTTI BRANDS INC.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense account.  We do not accrue interest on accounts receivable past due.  We provide various promotional allowances to our customers which are included in our reserves based on our estimated expense for the period.

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

Income Taxes.  The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions.  If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. Our federal and state tax returns are open to examination for the years 2007 through 2009.

Results of Operations

Thirteen Weeks Ended April 3, 2010 Compared with Thirteen Weeks Ended March 28, 2009

Net sales for the thirteen weeks ended April 3, 2010 were $4,592,000, an increase of $414,000, or 10%, from the sales level realized for the thirteen weeks ended March 28, 2009 due to the improving economic climate. Sales of our soy-cheese products improved while sales of our frozen dessert products maintained their 2009 levels.

Our gross profit  increased to $1,614,000 in the period ended April 3, 2010 from $1,371,000 in the period ended March 28, 2009 due to the higher level of sales.  Our gross profit percentage was 35% for the period ending April 3, 2010 compared to 33% for the period ending March 28, 2009.  The improvement in our gross profit percentage was due primarily to the discontinuance of slower selling, lower margin products in 2009, therefore these products are no longer negatively impacting our 2010 sales.  Freight out expense, a significant part of our cost of sales, decreased by $16,000, or 7%, to $227,000 for the thirteen weeks ended April 3, 2010 compared with $243,000 for the thirteen weeks ended March 28, 2009.

Selling expenses decreased by $61,000 to $354,000 for the current fiscal quarter compared with $415,000 for the comparable period in 2009.  This decrease was partially due to a decrease in payroll expense of $33,000 and outside warehouse rental expense of $31,000.  We anticipate that the current period's selling expenses will continue on the same level for the balance of 2010.

Marketing expenses increased by $48,000 to $133,000 in the fiscal 2010 period due principally to increases in newspaper advertising expense of $34,000 and promotion expense of $12,000. We anticipate that the current period's marketing expenses will continue on the same level for the balance of 2010.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $11,000 to $141,000 for the thirteen weeks ended April 3, 2010 from $130,000 for the comparable period in 2009 due to an increase in lab costs and supplies of $15,000.

General and administrative expenses increased by $23,000 to $511,000 for the thirteen weeks ended April 3, 2010 compared with $488,000 for the comparable period in 2009 due to an increase in public relations expense of $28,000, which was partially offset by a decrease in travel and entertainment expense of $19,000.  We anticipate that the current period's general and administrative expenses will continue on the same level, or increase slightly, for the balance of 2010.

The increase in income tax expense in the thirteen weeks ended April 3, 2010 to $200,000, or 42% of income before taxes, from $101,000, or 40% of taxable income, in the thirteen weeks ended March 28, 2009 reflects the increase in our taxable income. Our tax rates historically fall within a range of 40% to 44%.

Liquidity and Capital Resources

As of April 3, 2010, we had approximately $1,771,000 in cash and cash equivalents and our working capital was approximately $4.4 million compared to working capital of approximately $3.8 million  at January 2, 2010.  Management determined not to incur the costs associated with renewing the Company's  line of credit with Wachovia Bank which lapsed on April 30, 2010 after assessing the Company's financial condition, which  improved substantially since the beginning of 2009 and the Company's history of never drawing on the line since 2006 when the line of credit was first obtained.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 3, 2010	Thirteen Weeks ended March 28, 2009
Net cash provided by operating activities	$358,000	$1,000
Net cash used in financing activities	--	(14,000)
Net change in cash and cash equivalents	$358,000	$(13,000)

The increase in our net cash flows provided by operating activities was the result of the increase in net income and a reduction in our inventories.  During the thirteen weeks ending April 3, 2010, we paid bonuses to management of $500,000.  We believe that we will be able to fund our operations during the next twelve months with cash generated from operations.  We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our net cash flows used in financing activities in the thirteen weeks ended March 28, 2009 represents the repurchase of our common stock. Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.  As of January 2, 2010, we had repurchased 1,818,889 shares at a total cost of $5,294,000, or an average price of $2.91 per share.  We did not repurchase any additional shares since the period ended March 28, 2009 in order to conserve our cash position.  In March 2010, our Board of Directors authorized management to reinitiate share repurchases and increased the authorized repurchase program to 2,200,000 shares from 1,850,000 shares of common stock.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of April 3, 2010, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of April 3, 2010, our company's chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the thirteen weeks ended April 3, 2010.

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

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of April 3, 2010 because of the following material weaknesses in internal controls over financial reporting:

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

Item 1A.         Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 2, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Default Upon Senior Securities

None.

Item 4.            Removed and Reserved

None.

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

TOFUTTI BRANDS INC. (Registrant)

By:	/s/ David Mintz
David Mintz
President

By:	/s/ Steven Kass
Steven Kass
Chief Accounting and Financial Officer

Date: May 18, 2010