Form 10-Q
period 2010-07-03
TOFUTTI BRANDS INC
filed 2010-08-17
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 13, 2010 the Registrant had 5,176,678 shares of Common Stock, par value $.01, outstanding.

TOFUTTI BRANDS INC.

INDEX

Page

Part I - Financial Information:

Part II - Other Information:

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	July 3, 2010	January 2, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,292	$1,413
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $418 and $538, respectively	2,091	1,461
Inventories	1,825	1,931
Prepaid expenses	1	13
Refundable income taxes	91	252
Deferred income taxes	299	299
Total current assets	5,599	5,369

Fixed assets, net of accumulated amortization of $36 and $33	12	15
Other assets	16	16
	$5,627	$5,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$549	$164
Accrued expenses	469	616
Accrued officers’ compensation	250	500
Total current liabilities	1,268	1,280

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at July 3, 2010 and 5,176,678 shares at January 2, 2010	52	52
Retained earnings	4,307	4,068
Total stockholders’ equity	4,359	4,120
Total liabilities and stockholders’ equity	$5,627	$5,400

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended July 3, 2010	Thirteen weeks ended June 27, 2009	Twenty-six weeks ended July 3, 2010	Twenty-six weeks ended June 27, 2009

Net sales	$4,504	$5,229	$9,095	$9,407
Cost of sales	3,334	3,793	6,311	6,601
Gross profit	1,170	1,436	2,784	2,806

Operating expenses:
Selling and warehouse	433	452	787	866
Marketing	170	106	303	191
Research and development	142	162	283	292
General and administrative	497	552	1,008	1,040
	1,242	1,272	2,381	2,389

Income (loss) before income taxes	(72)	164	403	417

Income tax (benefit) expense	(30)	66	170	167

Net income (loss)	$(42)	$98	$233	$250

Weighted average common shares outstanding:
Basic and diluted	5,177	5,176	5,177	5,178

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.02	$0.05	$0.05

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-six weeks ended July 3, 2010	Twenty-six weeks ended June 27, 2009

Cash flows provided by (used in) operating activities, net	$(121)	$480

Cash flows used in financing activities, net	--	(14)
Net increase (decrease) in cash and cash equivalents	(121)	466

Cash and cash equivalents at beginning of period	1,413	238

Cash and cash equivalents at end of period	$1,292	$704

Supplemental cash flow information:
Income taxes paid	$5	$--

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:  Description of Business

Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2:  Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of January 2, 2010 have been derived from our audited financial statements for the year ended January 2, 2010.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen and twenty-six week periods ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

Out-of-Period Amounts:  In the thirteen weeks ended July 3, 2010, the Company identified accounting errors in its Condensed Financial Statements for the thirteen weeks ended April 3, 2010.  To correct such errors, the Company recorded a $148 reduction in net sales and a $55 reduction in cost of sales in the Condensed Statement of Operations for the thirteen weeks ended July 3, 2010.  The after-tax impact of recording this adjustment was a $56 reduction in net income, or $0.01 per share.  The Company determined that the errors were not material to the financial statements in the period in which they originated and, accordingly, a restatement of the financial statements for the thirteen weeks ended April 3, 2010 was not necessary.  The Company also determined that the impact of correcting the errors in the current period was not material to its financial statements for the period ended July 3, 2010.  The Company evaluated the relevant internal controls over financial reporting in light of the deficiencies in internal controls noted and did not identify any additional material weakness in internal control over financial reporting.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st. The Company’s 2010 fiscal year ends on January 1, 2011, and the quarterly period end dates are April 3, 2010, July 3, 2010 and October 2, 2010.

Note 3:  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended July 3, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, that are of material significance, or have potential material significance, to the Company.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 4:  Inventories

The composition of inventories is as follows:

	July 3, 2010	January 2, 2010

Finished products	$1,135	$1,214
Raw materials and packaging	690	717
	$1,825	$1,931

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

Note 6: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of  common shares outstanding.  Diluted earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation were 51,000 non-qualified options and 61,000 non-qualified options to directors, respectively, that were antidilutive because the average market price of our common stock for the thirteen week period ended June 27, 2009 and twenty-six week periods ended July 3, 2010 and June 27, 2009 was less than the exercise price of any of these options.  The options were anti-dilutive for the thirteen week period ended July 3, 2010 due to the net loss for the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended June 27, 2009	Twenty-six Weeks Ended July 3, 2010	Twenty-six Weeks Ended June 27, 2009
Numerator
Net income (loss)-basic and diluted	$(42)	$98	$233	$250
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,177	5,176	5,177	5,178
Earnings (loss) per common share
Basic and diluted	$(0.01)	$0.02	$0.05	$0.05

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Thirteen Weeks Ended July 3, 2010 Compared with Thirteen Weeks Ended June 27, 2009

Net sales for the thirteen weeks ended July 3, 2010 were $4,504,000, a decrease of $725,000, or 14%, from the sales level realized for the thirteen weeks ended June 27, 2009.  Sales were negatively impacted in the thirteen weeks ended July 3, 2010 because of timing issues with respect to approximately $300,000 in orders from our largest customer which were shipped during the third quarter this year while in 2009 the orders were shipped in the second quarter.  Sales were also negatively impacted due to an error of $148,000 in reporting first quarter sales.  (See Note 2 to the Financial Statements - Out of Period Amounts.)

Our gross profit in the thirteen week period ended July 3, 2010 decreased by $266,000 to $1,170,000, reflecting the lower level of sales.  Our gross profit percentage for the thirteen week period ending July 3, 2010 was 26% compared to 27% for the period ending June 27, 2009.  Freight out expense, a significant part of our cost of sales, decreased to $258,000 for the thirteen weeks ended July 3, 2010 compared with $268,000 for the thirteen weeks ended June 27, 2009.  This decrease was the result of our arranging shipments in a more cost-effective manner by shipping our frozen dessert novelties from our plant in Indiana to the West Coast rather than shipping them from our third-party Pennsylvania warehouse.

Selling and warehouse expenses decreased slightly to $433,000 for the thirteen weeks ended July 3, 2010 compared with $452,000 for the thirteen weeks ended June 27, 2009.  This decrease was due primarily to a $15,000 decrease in commission expense and an $18,000 decrease in payroll expense, which were partially offset by an $11,000 increase in meeting and convention expense.

Marketing expenses increased by $64,000 to $170,000 for the thirteen weeks ended July 3, 2010 compared with $106,000 for the thirteen weeks ended June 27, 2009 due principally to a $23,000 in increase in  advertising expense and a $42,000 increase in promotion expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly to $142,000 for the thirteen weeks ended July 3, 2010 compared to $162,000 for the thirteen weeks ended June 27, 2009. This decrease was primarily due to a decrease in payroll expense of $12,000.

General and administrative expenses decreased to $497,000 for the thirteen weeks ended July 3, 2010 compared with $552,000 for the thirteen weeks ended June 27, 2009, due primarily to decreases in payroll expense of $18,000, public relations expense of $18,000, professional fees and outside services expense of $18,000 and data processing and related supplies expense of $12,000, offset by an increase in travel and entertainment expense of $18,000.

Income tax benefit was $30,000 in the thirteen weeks ended July 3, 2010 compared to income tax expense of $66,000 in the thirteen weeks ended June 27, 2009 due to the loss in the 2010 period.  The effective tax rate used to calculate the tax benefit was 42% for the current period as compared to a tax rate of 40% for the 2009 period.

Twenty-Six Weeks Ended July 3, 2010 Compared with Twenty-Six Weeks Ended June 27, 2009

Net sales for the twenty-six weeks ended July 3, 2010 were $9,095,000, a decrease of $312,000 or 3%, from the sales level realized for the twenty-six weeks ended June 27, 2009.  Sales were negatively impacted in the period ended July 3, 2010 because of timing issues with respect to orders from our largest customer which were shipped during the third quarter this year while in 2009 the orders were shipped in the second quarter.

Our gross profit in the period ended July 3, 2010 decreased slightly by $22,000, or 1%, to $2,784,000 due to the lower sales figures in the 2010 period.  Our gross profit percentage remained unchanged at 30% for the twenty-six week periods ending July 3, 2010 and June 27, 2009  Freight out expense, part of our cost of sales, decreased by $27,000, or 5%, to $485,000 for the twenty-six weeks ended July 3, 2010 compared with $512,000 for the twenty-six weeks ended June 27, 2009.  The decrease in freight out expense was a result of our arranging shipments in a more cost-effective manner by shipping our frozen dessert novelties from our plant in Indiana to the West Coast rather than shipping them from our third-party Pennsylvania warehouse.

Selling and warehouse expenses decreased by 9% to $787,000 for the twenty-six week period ended July 3, 2010 compared with $866,000 for the comparable period in 2009.  This decrease is due primarily to decreases in commission expense of $17,000, outside warehouse rental of $35,000 and payroll expense of $49,000.  These decreases were partially offset by an increase of travel, entertainment and auto expenses of $24,000.

Marketing expenses increased by $112,000 to $303,000 in the twenty-six week period ended July 3, 2010 from $191,000 in the twenty-six weeks ended June 27, 2009 due principally to $56,000 increase in advertising expenses and a $53,000 increase in promotion expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly to $283,000 for the twenty-six weeks ended July 3, 2010 compared to $292,000 for the twenty-six weeks ended June 27, 2009.

General and administrative expenses decreased to $1,008,000 for the twenty-six week period ended July 3, 2010 compared with $1,040,000 for the twenty-six week period ended June 27, 2009 due primarily to decreases in payroll expense of $20,000 and outside fees and professional fee expense of $18,000.

The slight increase in income tax expense in the twenty-six week period ended July 3, 2010 to $170,000 from $167,000 in the 2009 twenty-six week period ended June 27, 2009 reflects the slightly higher effective tax rate of 42% in the 2010 period  compared to 40% in the 2009 period.

Liquidity and Capital Resources

As of July 3, 2010, we had approximately $1.3 million in cash and cash equivalents and our working capital was approximately $4.3 million compared to $1.4 million in cash and cash equivalents and working capital of approximately $4.1 million  at January 2, 2010.  Management determined not to incur the costs associated with renewing the company's  line of credit with Wachovia Bank which lapsed on April 30, 2010 after assessing our financial condition, which  improved substantially since the beginning of 2009 and our history of never drawing on the line since 2006 when the line of credit was first obtained.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended July 3, 2010	Twenty-Six Weeks ended June 27, 2009
Net cash provided by (used in) operating activities	$(121,000)	$480,000
Net cash used in financing activities	--	(14,000)
Net change in cash and cash equivalents	$(121,000)	$466,000

The decrease in our net cash flows provided by operating activities was the result of an increase in accounts receivable due to the timing of sales in the second quarter of 2010.

Our net cash flows used in financing activities in the twenty-six weeks ended June 27, 2009 represents the repurchase of our common stock. Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.  As of January 2, 2010, we had repurchased 1,818,889 shares at a total cost of $5,294,000, or an average price of $2.91 per share.  We have not repurchased any shares since the period ended March 28, 2009 in order to conserve our cash position.  In March 2010, our Board of Directors authorized management to reinitiate share repurchases and increased the authorized repurchase program to 2,200,000 shares from 1,850,000 shares of common stock.

We believe that we will be able to fund our operations during the next twelve months with cash generated from operations.  We believe that our working capital and operating cash flow  will be sufficient to meet our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of July 3, 2010, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of July 3, 2010, our company's chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the thirteen weeks ended July 3, 2010.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of July 3, 2010 because of the following material weaknesses in internal controls over financial reporting:

•
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely and accurate manner; and

•	the limited size of our accounting department makes it impracticable to achieve an optimum separation of duties.

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

TOFUTTI BRANDS INC.
(Registrant)
/s/ David Mintz
David Mintz
President
/s/ Steven Kass
Steven Kass
Chief Accounting and Financial Officer

Date: August 17, 2010