Form 10-K
period 2011-01-01
TOFUTTI BRANDS INC
filed 2011-04-12
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 1, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-9009

TOFUTTI BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3094658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Jackson Drive, Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

(908) 272-2400
((Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $5,791,331.46

As of April 8, 2011, the issuer had 5,176,678 shares of common stock, par value $0.01, outstanding.

Explanatory Note

          We are restating our financial statements for the fiscal year ended January 2, 2010 due to errors in recording certain income tax items in the proper period.  We deemed the error to be material per Staff Accounting Bulletin No. 108, which requires a restatement for the year ended January 2, 2010.

          Management, upon being advised by our Independent Auditor of the issue, as part of our Sarbanes Oxley policy regarding internal controls over financial reporting, immediately reported this issue to our Audit Committee, which promptly requested management to conduct a detailed review.

          As previously reported, we have identified material weaknesses in our internal control over financial reporting.  The material weaknesses include a lack of sufficient resources and an insufficient level of monitoring and oversight and a lack of segregation of duties due to the limited size of our accounting department.

          On April 1, 2011 management and our Audit Committee reviewed management’s findings and our Audit Committee concluded that restating the financial statements for the year ended January 2, 2010 and the opening retained earnings balance as of December 28, 2008 is required. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended January 1, 2011.  We have determined that previously reported amounts in our 2009 and 2010 quarterly filings on Form 10-Q need not be restated since there was no impact on 2009 and 2010 revenues, operating income, pre-tax income, net income or cash flows for the quarterly periods presented.

          The correction of the error noted above was an adjustment to beginning retained earnings as of December 28, 2008 in the amount of approximately $143,000.

          For additional detail on the restatement please see Footnote 6, “Restatement of Financial Statements.”

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

          We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week period ended January 1, 2011 and the fifty-three week period ended January 2, 2010.

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

Frozen Desserts

w

Premium TOFUTTI® nondairy frozen dessert, available in prepacked pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets. We currently offer seven flavors of premium, hard frozen TOFUTTI in pints. Premium TOFUTTI soft serve mix is available in Vanilla. TOFUTTI in three gallon bulk cans is available in three flavors.

w

TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Mint Chocolate Chip or Wild Berry filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, we offer our TOTALLY VANILLA TOFUTTI CUTIE, while our KEY LIME CUTIE combines tangy lime-flavored TOFUTTI between two vanilla wafers.

w	WOW CUTIES combine three TOFUTTI flavors-Vanilla, Chocolate and Cranberry into one full size sandwich.

w	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

w

TOTALLY FUDGE POPS®, CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATSTM have only 30 calories per bar. Both products appeal to anyone on either a low fat or low carb diet.

w	CHOCOLATE COVERED FLOWERS, a frozen dessert stick novelty, combine a dark chocolate coating over a blend of frozen flower and fruit nectars for a portion controlled treat.

w	MINT BY MINTZ are no sugar added stick novelties shaped just like TREATS, with a mint-flavored TOFUTTI center, covered with a thick, dark chocolate coating.

w

MARRY ME BARSTM are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Cheese Products

w

BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. It is available in 8 oz. retail packages or 30 lb. bulk boxes for food service customers.

w

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

w

TOFUTTI also offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME without partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar and are available in most health food stores. Non-hydrogenated fat BETTER THAN CREAM CHEESE is available in three flavors and the plain flavor is also available in 30 lb. bulk boxes.

w	TOFUTTI SOY-CHEESE SLICESTM offer consumers a delicious nondairy, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types: Mozzarella and American.

Other Food Products

w

TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

w

TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES can be served hot, warm, or slightly chilled as a main meal or a snack.

Planned 2011 Product Introductions

          We intend to introduce the following new products in 2011:

          BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative will be introduced in the second quarter.

          We also intend to release what we believe will be the first dairy-free, sugar-free, frozen dessert that incorporates Stevia as the sweetening agent. We expect that this product will be commercially available during the third quarter.

MARKETING AND DISTRIBUTION

          TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic accounts and all international accounts are handled directly by us. Our products are also sold in approximately twenty-five other countries.

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

          Our sales to health food distributors in fiscal 2010 increased to approximately $9,078,000, or 51% of total sales, as compared to approximately $8,896,000, or 48% of total sales, in fiscal 2009. In fiscal 2010, sales to Trader Joe’s increased to approximately $3,377,000, or 19% of sales, as compared to approximately $3,205,000, or 17% of sales in fiscal 2009. Our sales to the kosher market decreased to approximately $798,000, or 5% of sales, in fiscal 2010, from sales of approximately $832,000, or 4% of sales, in fiscal 2009.

          The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended January 1, 2011		Fiscal Year ended January 2, 2010

	Sales	% of total Sales	Sales	% of total Sales

	(Dollars in thousands)
California	$4,178	24%	$4,245	23%
Midwest	2,536	14%	3,095	17%
New England	2,992	17%	2,785	15%
Metropolitan New York	2,425	14%	2,395	13%
Florida	977	6%	1,109	6%
Mid-Atlantic	891	5%	844	5%
Northwest	723	4%	820	4%
Rocky Mountains	386	2%	448	2%
Southeast	320	2%	780	4%
Southwest	207	1%	186	1%
Upstate New York	199	1%	227	1%

          During fiscal 2010, we shipped TOFUTTI nondairy products to distributors in Australia, Bermuda, Brazil, Canada, China, England, Israel, Mexico and Panama. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors decreased to approximately $1,652,000, or 9% of sales, in fiscal 2010, as compared to approximately $2,023,000, or 11% of sales, in fiscal 2009. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

          TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts. We believe that we are a leader in the nondairy frozen dessert product market and offer the most complete line of nondairy frozen dessert products. Other soy-based frozen dessert products are presently being sold throughout the United States by established manufacturers, distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition from both nondairy and dairy competitive products marketed by companies with significantly greater resources than we have. We believe that we are able to compete effectively due to our ability to offer an array of non-dairy frozen dessert and other food products that contain no butterfat, cholesterol or lactose and are 100% milk-free, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

          All of our current products were developed internally in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2010 and 2009, our product development expenses were approximately $563,000 and $581,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses. All product development costs are expensed as incurred.

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

          During the years ended January 1, 2011 and January 2, 2010, we purchased approximately 31% and 28%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer; 21% and 19%, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE and SOUR SUPREME co-packer; 8% and 6%, respectively, from our blintz co-packer; and 6% and 7%, respectively, from our frozen dessert pint co-packer.

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

          Product Recall

          At the beginning of the second quarter of 2009, we were notified by the FDA that several consumers filed complaints claiming that they had experienced skin rash symptoms after eating vanilla Cuties that were produced at an ancillary production facility. The suspect product was identified as having been produced by our smaller ice cream novelty facility that only produced vanilla Cuties. We stopped making product at this facility in January 2009. No illness or serious injury was reported and no further reports have been received since early April 2009. While we were investigating the complaints, 12 pallets shipped from the suspect lots were recalled. The bulk of these 12 pallets were recalled. Investigation and reports from distributors and store visits indicate that none of the suspect product was available for sale. However, to make certain that there would be no further issues with product made at this facility, we put on hold any vanilla Cuties that were produced by them and disposed of all of the remaining product manufactured by that facility. In May 2009, at the request of the FDA, we issued a recall notice for the suspected lots. We have reviewed our quality control procedures at our remaining co-packing facilities to ensure compliance with all food-processing safety rules and regulations. The total cost of this recall was approximately $376,000, of which $291,000 was attributable to product that was destroyed and which impacted our cost of sales in 2009 and a $62,000 reduction is sales relating to product returns and disposal. While we had no insurance coverage for the actual product destroyed, we received $40,000 from our insurance carrier in March 2010.

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

          The Food, Drug and Cosmetic Act, the Food Safety Modernization Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to TOFUTTI. TOFUTTI frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming.

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

EMPLOYEES

          On January 1, 2011 and on January 2, 2010, we employed eight persons on a full-time basis. We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

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

Risks Related to Our Business

          We Rely on Independent Distributors for a Significant Portion of Our Sales. The success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network. In 2010, one of our major distributors, Tree of Life, Inc., was purchased by Kehe Food Distributors, another of our major distributors. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

          We Depend on Several Key Suppliers to Produce Our Products. We do not produce any of our own products. During the years ended January 1, 2011 and January 2, 2010, we purchased approximately 31% and 28%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer; 21% and 19%, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE and SOUR SUPREME co-packer; 8% and 6%, respectively, from our blintz co-packer; and 6% and 7%, respectively, from our frozen dessert pint co-packer. These producers are required to comply with FDA regulations and federal and state agencies relating to the production of food products. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

          Our Business May Be Negatively Affected by the Current Economic Climate. The current economic climate, and particularly the increased difficulty in securing credit, could impact the ability of our customers to purchase our products. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their ability to purchase our products and make payments in a timely manner. The continued high unemployment levels in the U.S. and the lingering effects of the global credit crisis, will impact the ability of our customers to purchase our products.

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

          We Face Risks Related to the Recent Credit Crisis. The continuing uncertainty in global economic conditions resulting from the widespread contraction in late 2008 and 2009 pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

          We Operate in a Competitive Environment. The frozen dessert and health food markets are highly competitive. The ability to successfully introduce innovative products on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets.

          We Depend on a few Key Customers for a Significant Portion of Our Sales. During the fiscal years ended January 1, 2011 and January 2, 2010,Trader Joe’s accounted for 19% and 17% of our net sales, respectively. In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 40% of our net sales for the fiscal year ended January 1, 2011 and 29% of our net sales for the fiscal year ended January 2, 2010. The loss of a substantial portion of our sales to Trader Joe’s would have a material adverse affect on our company.

          We Rely on a Limited Number of Key Executives to Manage our Business. Our success is significantly dependent on the services of David Mintz (age 79), Chief Executive Officer, and Steven Kass (age 59), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

          Our Principal Shareholder Has the Ability to Control the Policies and Management of Our Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 50.8% of the outstanding shares, permitting him to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

          Product Liability Suits, if Brought, Could Have a Material Adverse Effect on Our Business. From time to time in the normal course of our business, we become subject to product liability claims. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food products, we are subject to the risk of claims for product liability. We maintain general product liability and umbrella insurance coverages and generally require that our co-packers maintain product liability insurance with us as a co-insured. Similarly, most of our customers require us to name them as additional insureds as well, and in some cases we are required to sign hold harmless and indemnification agreements.

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

          We are Subject to Risks Associated with International Operations. In fiscal 2010 approximately 9% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

          Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2010 and 2009. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

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

          The following table sets forth the high and low sales prices as reported on the NYSE AMEX for the two most recent fiscal years:

Quarter Ended	High	Low

March 28, 2009	$2.22	$0.88

June 27, 2009	1.97	0.71

September 26, 2009	1.64	1.10

January 2, 2010	1.84	1.21

April 3, 2010	1.65	1.32

July 3, 2010	4.33	1.40

October 2, 2010	3.75	2.10

January 1, 2011	2.58	1.83

The closing price for our common stock on April 8, 2011, as reported on the NYSE AMEX, was $2.31.

Holders of Record

          As of April 8, 2011, there were approximately 571 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 1,586 shareholders.

Dividends

          We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

          The following table sets forth, as of January 1, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	51,000	$2.90	49,000

Equity Compensation Plans Not Approved by Security Holders	—	n/a	—

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

          The term of any option granted under the 2004 Directors’ Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than five years from the date of grant. All options granted under the 2004 Directors’ Plan have up to five-year terms and have vesting periods that range from one to three years from the grant date. The exercise price of any options granted under the 2004 Directors’ Plan is the fair market value at the date of grant. As of April 8, 2011, our non-employee directors as a group, consisting of five persons, held options to purchase 51,000 shares of common stock under the 2004 Directors’ Plan.

Sales of Unregistered Securities

          There were no sales of unregistered securities during fiscal 2010.

Purchase of Equity Securities By the Issuer and Affiliates

          Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices. Based on such authorization we may purchase an additional 381,000 shares of common stock. We have not purchased any shares of our common stock since the first quarter of fiscal 2009 in order to conserve our cash.

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

          Inventory. Inventory is stated at lower of cost or market determined by first in first out (FIFO) method. Inventories in excess of future demand are written down and charged to the provision for inventories. At the point of which loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

          Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Recent Accounting Pronouncements

          Accounting Standards Updates that became effective after December 31, 2010 are not expected to have a significant effect on our financial position or results of operations.

Results of Operations

Fiscal Year Ended January 1, 2011 Compared with Fiscal Year Ended January 2, 2010

          We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week period ended January 1, 2011 and the fifty-three week period ended January 2, 2010.

          Net sales for the fiscal year ended January 1, 2011 were $17,713,000, a decrease of $904,000, or 5%, from net sales of $18,617,000 for the fiscal year ended January 2, 2010. The reduction in sales was caused by the general economic conditions and the discontinuance of a number of slower moving, less profitable products, primarily frozen dessert products, during 2010. Additionally, due to local economic conditions in certain countries we do business in and a general decline in frozen dessert sales internationally, our international sales declined by more than $350,000. We believe our sales will improve during fiscal year 2011 with the planned introduction of new products and price increases that will be instituted throughout 2011.

          At the beginning of the second quarter of 2009, we were notified by the FDA that several consumers filed complaints claiming that they had experienced skin rash symptoms after eating vanilla Cuties that were produced at an ancillary production facility. The suspect product was identified as having been produced by our smaller ice cream novelty facility that only produced vanilla Cuties. We stopped making product at this facility in January 2009. No illness or serious injury was reported and no further reports have been received since early April 2009. While we were investigating the complaints, 12 pallets shipped from the suspect lots were recalled. To make certain that there would be no further issues with product made at this facility, we put on hold any vanilla Cuties that were produced by them and disposed of all of the remaining product manufactured by that facility. In May, 2009, at the request of the FDA, we issued a recall notice for the suspected lots. We have reviewed our quality control procedures at our remaining co-packing facilities to ensure compliance with all food-processing safety rules and regulations. The total cost of this recall was approximately $376,000, of which $291,000 was attributable to product that was destroyed and which impacted our cost of sales in 2009 and a $62,000 reduction is sales relating to product returns and disposal. While we had no insurance coverage for the actual product destroyed, we received $40,000 from our insurance carrier in March 2010.

          Our gross profit in fiscal 2010 decreased by $180,000, or 3%, while our gross profit percentage increased to 31% in fiscal 2010 from 30% in fiscal 2009. This was a result of the elimination of slower moving, lower profit products. The entire frozen dessert industry was subject to significant price increases to certain key ingredients and packaging, due mainly to supply shortages as a result of political events in certain foreign countries, the general economic situation here in the United States and the fluctuating cost of petroleum, from which a number of our packaging items are produced.

          Freight out expense increased slightly to $981,000 in fiscal 2010 from $974,000 in fiscal 2009, because of increased fuel costs. The increase in freight out expense was mitigated in part because we now ship our frozen dessert novelties from our current frozen dessert co-packer in Indiana to the West Coast, which is more cost-effective than shipping them from our third-party Mountville, Pennsylvania warehouse or from our former frozen dessert novelties manufacturer’s location. Additionally, in some instances we increased the minimum size of orders to customers where we paid the freight, which reduced our shipping costs. Finally, we also began offering pick-up allowances to our customers, which while high enough to encourage them to pick up their orders still cost us significantly less than if we had paid for shipping the products ourselves. While we anticipate that our gross profit will increase due to increased unit sales and higher sales prices in 2011, we do not expect that our gross profit percentage will improve materially due to promotional allowances associated with the planned introduction of new products, expected ingredient and packaging cost increases, and a significant anticipated increase in the cost of fuel.

          Selling and warehousing expenses decreased by $115,000 to $1,553,000 for fiscal 2010 from $1,668,000 in fiscal 2009. This decrease was caused primarily by a $74,000 decrease in outside warehouse rental expense, a $60,000 decrease in payroll expense, a $10,000 decrease in automobile, travel and entertainment expense, and a $13,000 decrease in commission expense. These decreases were offset by an increases in bad debt expense of $49,000. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2011 should remain relatively consistent with our expenses in 2010.

          Marketing expenses were virtually unchanged in fiscal 2010 at $504,000 as compared to $503,000 in fiscal 2009. Increases in public relations expense of $25,000 and artwork and plates expense of $8,000 were offset by a decrease in promotion expense of $27,000. We expect marketing expenses to remain close to the same level in fiscal 2011.

          Product development expenses decreased to $563,000 in fiscal 2010 as compared to $581,000 in fiscal 2009. The decrease was caused primarily by a decrease in payroll costs of $4,000, lab and supplies expense of $6,000 and equipment repair expense of $5,000. We expect that product development costs in 2011 will remain consistent with fiscal 2010 costs.

          General and administrative expenses were $2,020,000 for fiscal 2010 as compared with $2,035,000 for fiscal 2009, a slight decrease of $15,000. The decrease was primarily due to a $46,000 decrease in payroll expense and an $18,000 decrease in outside fees and professional services. These decreases were partially offset by an increase in telephone and postage expense of $13,000, automobile, travel and entertainment expense of $10,000 and IT expense of $17,000. We anticipate that professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2011 primarily due to the costs associated with the mandatory implementation of the requirement to file our financial reports with the Securities and Exchange Commission in XBRL (eXtensible Business Reporting Language). Our management expects that general and administrative expenses in 2011 will remain consistent with fiscal 2010 expenses.

          Overall, total operating expenses in fiscal 2010 decreased to $4,640,000, a decrease of $147,000, or 3%, from total operating expenses in fiscal 2009.

          Income before income taxes decreased by $33,000 to $802,000 in fiscal 2010 as compared with $835,000 in fiscal 2009, primarily as a result of our lower revenues and gross profit, which was partially offset by the reduction in operating expenses.

          Income taxes for the 2010 fiscal period were $340,000 compared to $329,000 in fiscal 2009, and our income tax rate was 42% for the 2010 year compared to 39% in the 2009 fiscal year.

Liquidity and Capital Resources

          At January 1, 2011, our working capital was $4,420,000, an increase of $474,000 from January 2, 2010. Our current and quick acid test ratios, both measures of liquidity, were 4.3 and 3.0, respectively, at January 1, 2011 compared to 4.1 and 2.6, respectively, at January 2, 2010.

          At January 1, 2011, our accounts receivable decreased by $123,000 to $1,338,000 from January 2, 2010, reflecting both an increase in cash collections, as evidenced by a significant reduction in average days outstanding, and a decrease in sales in the fourth quarter of the fiscal year ended January 1, 2011. The average number of days outstanding for accounts receivable in fiscal 2010 was 35 days as compared to 38 days in fiscal 2009.

          At January 1, 2011, our inventories decreased to $1,697,000 from $1,931,000 at January 2, 2010. The decrease in our inventories is due both to a reduction in sales and the discontinuation of a number of slower moving products, along with their ingredient and packaging inventories. Refundable and deferred income taxes decreased from $408,000 at the end of fiscal 2009 to $186,000 at January 1, 2011 due to the reclassification of tax assets. Accounts payable and accrued expenses increased by $65,000 to $1,345,000 at January 1, 2011, from $1,280,000 at January 2, 2010, reflecting an increase in our purchases of ingredients, packaging and finished goods at the end of 2010 to be on hand for the start of 2011 sales and production.

          Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices. As of January 1, 2011, we had repurchased 1,806,000 shares at a total cost of $5,280,000, or an average price of $2.92 per share. We have not repurchased any shares since the thirteen week period ended March 28, 2009 in order to conserve our cash position.

Cash Flows	Fiscal Year ended

	January 1, 2011	January 2, 2010

	(In thousands)

Net cash provided by operating activities	$1,115	$1,189
Net cash (used in) financing activities	—	(14)
Net increase in cash and cash equivalents	1,115	1,175
Cash and cash equivalents at beginning of year	1,413	238

Cash and cash equivalents at end of year	$2,528	$1,413

          Cash provided by operating activities was $1,115,000 for the fiscal year ended January 1, 2011 compared with cash provided by operating activities of $1,189,000 for the fiscal year ended January 2, 2010. In the fiscal year ended January 1, 2011, our cash flow from operating activities reflected net income of $462,000, a $123,000 decrease in accounts receivable, a $234,000 decrease in inventories, a

$222,000 decrease in refundable and deferred income taxes, and a $65,000 increase in accounts payable and accrued expenses.

          We did not use any funds in financing activities in the fiscal year ended January 1, 2011, compared to $14,000 used in financing activities in the fiscal year ended January 2, 2010 for the repurchase of 12,665 shares of common stock.

          As a result of the foregoing, our cash and cash equivalents increased to $2,528,000 at January 1, 2011 from $1,413,000 at January 2, 2010.

          We believe our existing cash and cash equivalents on hand at January 1, 2011, and the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Contractual Obligations

          We have no contractual obligations at January 1, 2011.

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

Market Risk

          We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended January 1, 2011.

Off-Balance Sheet Arrangements

          None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

          Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tofutti Brands, Inc.

We have audited the accompanying balance sheet of Tofutti Brands, Inc. (the “Company”) as of January 1, 2011, and the related statements of income, stockholders’ equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2011, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments described in Note 6 that were applied to restate the January 2, 2010 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the January 2, 2010 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the January 2, 2010 financial statements taken as a whole.

/s/ EisnerAmper LLP
EisnerAmper LLP

Edison, New Jersey
April 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tofutti Brands, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 6, the accompanying balance sheet of Tofutti Brands, Inc. (the “Company”) as of January 2, 2010, and the related statements of income, stockholders’ equity, and cash flows for the fiscal year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note 6, the January 2, 2010 financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2010, and the results of its operations and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 6 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner & Mattia, LLP
Amper, Politziner & Mattia, LLP

Edison, New Jersey
April 2, 2010

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	January 1, 2011	January 2, 2010, restated

Assets
Current assets:
Cash and cash equivalents	$2,528	$1,413
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $320 and $538, respectively	1,338	1,461
Inventories, net	1,697	1,931
Prepaid expenses	16	13
Refundable income taxes	—	109
Deferred income taxes	186	299

Total current assets	5,765	5,226

Fixed assets (net of accumulated amortization of $38 and $33, respectively)	10	15
Other assets	16	16

	$5,791	$5,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$260	$164
Accrued expenses	585	616
Accrued officers’ compensation	500	500

Total current liabilities	1,345	1,280

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at January 1, 2011, and 5,176,678 shares at January 2, 2010	52	52
Additional paid-in capital	7	—
Retained earnings	4,387	3,925

Total stockholders’ equity	4,446	3,977

Total liabilities and stockholders’ equity	$5,791	$5,257

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF INCOME
(In thousands, except for per share data)

	Fiscal year ended January 1, 2011	Fiscal Year ended January 2, 2010

Net sales	$17,713	$18,617
Cost of sales	12,271	12,995

Gross profit	5,442	5,622

Operating expenses:
Selling and warehousing	1,553	1,668
Marketing	504	503
Product development costs	563	581
General and administrative	2,020	2,035

	4,640	4,787

Income before income taxes	802	835

Income taxes	340	329

Net income	$462	$506

Weighted average common shares outstanding:
Basic	5,177	5,177

Diluted	5,177	5,177

Net income per common share:
Basic	$0.09	$0.10

Diluted	$0.09	$0.10

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended January 1, 2011 and January 2, 2010, Restated
(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

Balances, December 27, 2008, as originally filed	5,189,343	$52	$—	$3,564	$3,616
Adjustments	—	—		(143)	(143)
Balances, December 27, 2008, as restated	5,189,343	$52	$—	$3,241	$3,473
Stock compensation expense	—	—	12	—	12
Stock purchases and retirements, net	(12,665)	—	(12)	(2)	(14)
Net income for year ended January 2, 2010	—	—	—	506	506

Balances, January 2, 2010	5,176,678	52	—	3,925	3,977
Stock compensation expense	—	—	7	—	7
Net income for year ended January 1, 2011	—	—	—	462	462

Balances, January 1, 2011	5,176,678	$52	$7	$4,387	$4,446

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended January 1, 2011	Fiscal Year ended January 2, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$462	$506
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization	5	4
Provision for bad debts and sales promotions	60	10
Stock compensation expense	7	12
Deferred taxes	113	25
Change in assets and liabilities:
Accounts receivable	63	103
Inventories	234	403
Prepaid expenses	(3)	6
Income taxes refundable	109	303
Accounts payable and accrued expenses	65	(183)

Net cash flows provided by operating activities	1,115	1,189

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(14)

Net cash flows used in financing activities	—	(14)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,115	1,175

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	1,413	238

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$2,528	$1,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$5	$5

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week and fifty-three week fiscal periods ended on January 1, 2011 and January 2, 2010, respectively.

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

Revenue Recognition - Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers. Revenue is recognized when the following four criteria under ASC 605 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for promotional programs, manufacturers’ charge-backs, co-operative advertising programs and other programs are recorded as reductions of revenues and are provided for at the time of initial sale of product. Freight charged to customers is included in revenues, and has generally been insignificant.

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. During the year, the Company’s cash balance at a financial institution exceeded the FDIC limit of $250. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at January 1, 2011 is limited.

During the fiscal years ended January 1, 2011 and January 2, 2010, the Company derived approximately 91% and 89%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company’s sales to one customer represented 19% of net sales during fiscal 2010 and 17% of net sales during fiscal 2009. The accounts receivable balance of one customer represented approximately 11% of total accounts receivable at January 1, 2011 and 29% of total accounts receivable at January 2, 2010. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 40% and 29% of the Company’s net sales for the fiscal years ended January 1, 2011 and January 2, 2010. The significant increase to 40% in fiscal 2010 is due to one of our larger independent distributors, Kehe Food Distributors, purchasing another, Tree of Life, Inc., in 2010. Sales to Tree of Life were not included in the group of distributors in fiscal 2009, but are included in fiscal 2010 due to the merger with Kehe Food Distributors.

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

Inventories - Inventory is stated at lower of cost or market determined by first in first out (FIFO) method. Inventories in excess of future demand are written down and charged to the provision for inventories. At the point of which loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

The Company purchased approximately 31% and 28% of its finished products from one supplier and 21% and 19% of its finished products from another supplier during the periods ended January 1, 2011 and January 2, 2010, respectively.

Fixed Assets - Fixed assets consist of leasehold improvements. Amortization is provided by charges to income using the straight-line method over the useful life of ten years.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets. The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Net Income Per Share - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options. For the fiscal years ended January 1, 2011 and January 2, 2010, stock equivalents of 51,000 shares and 61,000 shares, respectively, were excluded from the diluted earnings per share calculations since the effect was anti-dilutive, because the strike price of these options was greater than the quoted market value at such date.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010

Net income, numerator, basic and diluted computation	$462	$506

Weighted average shares - denominator basic computation	5,177	5,177
Effect of dilutive stock options	—	—

Weighted average shares, as adjusted - denominator diluted computation	5,177	5,177

Net income per common share:
Basic	$0.09	$0.10

Diluted	$0.09	$0.10

Stock Based Compensation - The Company follows the provisions of ASC 718 Share-Based Payment. The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. The compensation expense, less forfeitures, is being recognized over the service period on a straight-line basis.

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable and accounts payable are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $981 and $974 during the fiscal years ended January 1, 2011 and January 2, 2010, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $295 and $295 during the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred.

Recent Accounting Pronouncements - Accounting Standards Updates that became effective after December 31 are not expected to have a significant effect on our financial position or results of operations.

NOTE 2:	INVENTORIES

Inventories consist of the following:

	January 1, 2011	January 2, 2010

Finished products	$1,236	$1,214
Raw materials and packaging	461	717

	$1,697	$1,931

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 3:	STOCK OPTIONS

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

The following is a summary of stock option activity from December 27, 2008 to January 1, 2011:

	1993 PLAN INCENTIVE OPTIONS		2004 DIRECTORS’ PLAN NON-QUALIFIED OPTIONS		Total Aggregate Intrinsic Value ($)

	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)

Outstanding at December 27, 2008	410,000	1.06	61,000	2.94	138

Exercisable at December 27, 2008	410,000	—	44,000	—	161

Expired in fiscal 2009	(410,000)	1.06	—	—	—

Outstanding at January 2, 2010	—	—	61,000	2.94	—

Exercisable at January 2, 2010	—	—	61,000	2.94	—

Expired in fiscal 2010	—	—	(10,000)	3.14	—

Outstanding at January 1, 2011	—	—	51,000	2.90	—

Exercisable at January 1, 2011	—	—	51,000	2.90	—

There were no stock options granted in the last two fiscal years.

The following table summarizes information about stock options outstanding at January 1, 2011:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable

2.90	10,000	0.42	2.90	10,000
2.90	41,000	1.83	2.90	41,000

2.90	51,000	1.55	2.90	51,000

The aggregate unrecognized stock-based compensation charge at January 1, 2011 is approximately $7 expected to be expensed over the next year.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 4:	LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in 2010 and $81 in 2009. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5:	INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended January 1, 2011 and January 2, 2010 are as follows:

	January 1, 2011	January 2, 2010

Current:
Federal	$177	$280
State	50	74

	227	354

Deferred:
Federal	88	(21)
State	25	(4)

	113	(25)

Total income tax expense	$340	$329

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended January 1, 2011 and January 2, 2010 follows:

	January 1, 2011	January 2, 2010

Income tax expense computed at federal statutory rate	$278	$283
State income taxes, net of federal income tax benefit	50	50
Permanent and other items	12	26
Prior year items	0	(30)

	$340	$329

Deferred tax assets for the fiscal years ended January 1, 2011 and January 2, 2010 consist of the following components:

	January 1, 2011	January 2, 2010

Allowance for doubtful accounts	$128	$215
Inventory	58	84

Deferred tax asset	$186	$299

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The following table indicates the changes to the Company’s uncertain tax positions for the for the fiscal years ended January 1, 2011 and January 2, 2010 including interest and penalties:

Balance at December 27, 2008	$444
Additions based on tax positions related to the current year	—

Balance at January 2, 2010	444
Reductions based on tax positions related to the prior year	(143)

Balance at January 1, 2011	$301

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $93 of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The liability at January 1, 2011 for uncertain tax positions is included in accrued expenses. The Company’s federal and state tax returns are open to examination for the years 2007 to 2009.

NOTE 6:	RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its financial statements for the fiscal year ended January 2, 2010 due to errors in recording certain income tax items in the proper period. The Company deemed the error to be material per Staff Accounting Bulletin No. 108, which requires a restatement for the year ended January 2, 2010.

Management, upon being advised by its Independent Auditor of the issue, as part of its Sarbanes Oxley policy regarding internal controls over financial reporting, immediately reported this issue to the Company’s Audit Committee which promptly requested management to conduct a detailed review.

As a previously reported, the Company has identified material weaknesses in its internal control over financial reporting. The material weaknesses include a lack of sufficient resources and an insufficient level of monitoring and oversight and a lack of segregation of duties due to the limited size of its accounting department.

On April 1, 2011, the Company’s management and Audit Committee reviewed management’s findings and the Audit Committee concluded that restating the financial statements for the year ended January 2, 2010 and the opening retained earnings balance as of December 28, 2008 is required. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended January 1, 2011. The Company has determined that previously reported amounts in its 2009 and 2010 quarterly filings on Form 10-Q need not be restated since there was no impact on 2009 and 2010 revenues, operating income, pre-tax income, net income or cash flows for the quarterly periods presented.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The following is a summary of the effects of these changes on the Company’s balance sheet as of January 2, 2010.

As of January 2, 2010	As Reported	As Restated

Total Assets	$5,400	$5,257
Retained Earnings	4,068	3,925
Total Stockholders’ Equity	4,120	3,977
Total Liabilities and Stockholders’ Equity	5,400	5,257

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          On August 17, 2010 the Audit Committee of our Board of Directors engaged EisnerAmper LLP to serve as our new independent registered public accounting firm, after we were notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. We previously filed Form 8-K on August 17, 2010 acknowledging this change.

          During our fiscal year ended January 2, 2010 and through the date we engaged EisnerAmper LLP, we did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

          The audit report of Amper on our financial statements as of and for the year ended January 2, 2010 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

          In connection with the audit of our financial statements for the fiscal year ended January 2, 2010, and through August 16, 2010, there were (i) no disagreements between us and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on our financial statements for such year or for any reporting period since our last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Evaluation of Disclosure Controls and Procedures. As of January 1, 2011, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2010.

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

          Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of January 1, 2011 because of the following material weaknesses in internal controls over financial reporting:

•

a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

Remediation Plan

          We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

          No change in our internal control over financial reporting occurred during the quarter ended January 1, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

               None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          Our directors and executive officers are:

Name	Age	Position

David Mintz	79	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	59	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	58	Director
Joseph Fischer	71	Director
Aaron Forem	56	Director
Philip Gotthelf	58	Director
Reuben Rapoport	82	Director
Franklyn Snitow	64	Director

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

Audit Committee and Audit Committee Financial Expert

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

          To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2010 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

          The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2010 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total($)

David Mintz	2010	450,000	350,000	—	—	—	—		800,000
Chief Executive Officer	2009	459,000	350,000	—	—	—	—		809,000
and Director	2008	450,000	350,000	—	—	—	—		800,000

Steven Kass	2010	125,000	150,000						275,000
Chief Financial Officer	2009	127,000	150,000	—	—	—	—		277,000
	2008	125,000	150,000	—	—	—	215,000	(1)	490,000

(1)	The value of the unexercised options as of December 27, 2008 is calculated as the difference between the closing price of the common stock as of December 27, 2008 and the option exercise price.

          The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2010 and 2009 fiscal years.

Grants of Plan-Based Awards for Fiscal 2009

          There were no stock options awarded during the fiscal year ended January 1, 2011.

Long-Term Incentive Plans-Awards in Last Fiscal Year

          We do not currently have any long-term incentive plans.

Director Compensation

          Our non-employee directors earned director compensation in fiscal year ended January 1, 2011based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. All other non-employees are entitled to $500 per meeting attended. Messrs. Forem and Snitow waive their compensation.

          The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended January 1, 2011. Each non-employee director is considered independent under NYSE AMEX listing standards. Messrs. Forem and Snitow waive their compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Neal S. Axelrod	13,500	—	—	—	—	—	13,500
Joseph Fischer	1,500	—	—	—	—	—	1,500
Aaron Forem	—	—	—	—	—	—	—
Philip Gotthelf	4,500	—	—	—	—	—	4,500
Franklyn Snitow	—	—	—	—	—	—	—

Employment Agreements

          We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Outstanding Equity Awards at Fiscal Year End

          The following table reflects that no options awards were granted to either of the named executive officers identified above in the summary compensation table pursuant to an Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards

Name	Number of securities underlying unexercised options (#) Exerciseable	Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

David Mintz	—	—	—	—	—	—	—	—	—
Steven Kass	—	—	—	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following tables set forth as of April 8, 2011 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)

David Mintz	2,630,440	50.8%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.
(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of April 8, 2011 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,176,678 shares issued and outstanding as of April 8, 2011.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,630,440		50.8%
Steven Kass	220,000		4.2%
Reuben Rapoport	85,000		1.6%
Franklyn Snitow	71,200		*
Joseph Fischer	26,000	(4)	*
Neal S. Axelrod	16,000	(5)	*
Philip Gotthelf	10,000	(6)	*
Aron Forem	0		*
All Executive Officers and Directors as a group (8 persons)	3,058,640	(7)	58.5%

*	Less than 1%.

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

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of April 8, 2011 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,176,678 shares issued and outstanding as of April 8, 2011.
(4)	Issuable upon the exercise of currently exercisable stock options.
(5)	Includes 15,000 share issuable upon the exercise of currently exercisable stock options.
(6)	Issuable upon the exercise of currently exercisable stock options.
(7)	Includes 51,000 shares issuable upon the exercise of currently exercisable stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

          None.

Item 14.	Principal Accounting Fees and Services.

          Fees for independent registered public accounting firms for fiscal 2010 and 2009

          Set forth below are the aggregate fees billed for each of the last two fiscal years ended January 1, 2011 and January 2, 2010 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP.

	2010	2009

Audit fees	$94,500	$95,025
Audit-related fees	—	—

Total Audit & Audit-related fees	$94,500	$95,025
Tax fees	—	—
All other fees	—	—

Total fees	$94,500	$95,025

          On August 17, 2010 the Audit Committee of our Board of Directors engaged EisnerAmper LLP to serve as our new independent registered public accounting firm, after we were notified on August 16, 2010 that Amper, Politziner and Mattia, LLP, an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP to form EisnerAmper LLP, an independent registered public accounting firm. We previously filed Form 8-K on August 17, 2010 acknowledging this change.

          Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2010 and 2009, we incurred audit fees with Amper, Politziner, & Mattia, LLP in the amount of $26,000 and $95,025, respectively. During fiscal 2010 and 2009, we incurred audit fees with EisnerAmper LLP in the amount of $68,500 and $0, respectively.

          Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2010 and 2009.

          Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2010 or 2009.

          The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

          Pre-approval policy of services performed by independent registered public accounting firm

          The Audit Committee’s policy is to pre-approve all audit and non-audit related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant’s Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors’ Stock Option Plan.(5)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2011.

TOFUTTI BRANDS INC.
(Registrant)

/s/David Mintz

David Mintz
Chairman of the Board and
Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 11, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz

David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass

Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer

/s/Neal Axelrod

Neal S. Axelrod
Director

/s/Joseph Fischer

Joseph Fischer
Director

/s/Aaron Forem

Aaron Forem
Director

/s/Philip Gotthelf

Philip Gotthelf
Director

Reuben Rapoport
Director

/s/Franklyn Snitow

Franklyn Snitow
Director

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant’s Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors’ Stock Option Plan.(5)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form S-8 (Registration No. 333-79567) filed May 28, 1999 and hereby incorporated by reference thereto.

(5)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.