Form 10-Q
period 2011-04-02
TOFUTTI BRANDS INC
filed 2011-05-17
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 16, 2011 the Registrant had 5,176,678 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	April 2, 2011	January 1, 2011*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,652	$2,528
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $335 and $320, respectively	1,768	1,338
Inventories	1,644	1,697
Prepaid expenses	32	16
Refundable income taxes	180	—
Deferred income taxes	186	186

Total current assets	5,462	5,765

Fixed assets, net of accumulated amortization of $40 and $38	8	10
Other assets	16	16

	$5,486	$5,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$507	$260
Accrued expenses	473	585
Accrued officers’ compensation	125	500

Total current liabilities	1,105	1,345

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at April 2, 2011 and 5,176,678 shares at January 1, 2011	52	52
Additional paid-in capital	7	7
Retained earnings	4,322	4,387

Total stockholders’ equity	4,381	4,446

Total liabilities and stockholders’ equity	$5,486	$5,791

*	Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Income
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended April 2, 2011	Thirteen weeks ended April 3, 2010

Net sales	$4,005	$4,592
Cost of sales	2,922	2,978

Gross profit	1,083	1,614

Operating expenses:
Selling	374	354
Marketing	137	133
Research and development	150	141
General and administrative	533	511

	1,194	1,139

Income (loss) before income taxes	(111)	475

Income tax expense (benefit)	(45)	200

Net income (loss)	$(66)	$275

Weighted average common shares outstanding:
Basic	5,177	5,177

Diluted	5,177	5,177

Net income (loss) per common share:
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen weeks ended April 2, 2011	Thirteen weeks ended April 3, 2010

Cash flows provided by (used in) operating activities, net	$(876)	$358

Net increase (decrease) in cash and cash equivalents	(876)	358

Cash and cash equivalents at beginning of period	2,528	1,413

Cash and cash equivalents at end of period	$1,652	$1,771

Supplemental cash flow information:
Income taxes paid	$312	$5

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1: Description of Business

Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 1, 2011 have been derived from our audited financial statements for the year ended January 1, 2011. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Note 3: Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended April 2, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, that are of material significance, or have potential material significance, to the Company.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 4: Inventories

The composition of inventories is as follows:

	April 2, 2011	January 1, 2011

Finished products	$1,050	$1,236
Raw materials and packaging	594	461

	$1,644	$1,697

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

Note 6: Market Risk

We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and never for more than $250 per institution.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for the period ended April 3, 2010 has been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 51,000 non-qualified options granted to directors, that were antidilutive because the average market price of our common stock for the thirteen week periods ended April 2, 2011 and April 3, 2010, respectively, was less than the exercise price of any of these options.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010

Numerator
Net income (loss)-basic and diluted	$(66)	$275

Denominator
Denominator for basic earnings per share weighted average shares	5,177	5,177
Effect of dilutive securities stock options	—	—

Denominator for diluted earnings per share	5,177	5,177

Earnings (loss) per share
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. Our federal and state tax returns are open to examination for the years 2007 through 2010.

Results of Operations

Thirteen Weeks Ended April 2, 2011 Compared with Thirteen Weeks Ended April 3, 2010

Net sales for the thirteen weeks ended April 2, 2011 were $4,005,000, a decrease of $587,000, or 13%, from the sales level realized for the thirteen weeks ended April 3, 2010. This decrease can be attributed to a reduction of $450,000 in our sales to Trader Joe’s, our largest account, in the thirteen weeks ended April 2, 2011 compared to the comparable period in 2010. The timing of orders from Trader Joe’s varies from year to year, which can have a significant impact on a comparative analysis. Our overall sales, especially frozen desserts, were also negatively impacted by severe winter weather throughout much of the country during the first quarter of 2011. In addition, as previously disclosed, we had a reporting error for the thirteen weeks ended April 3, 2010, which was corrected in our Form 10-Q for the thirteen weeks ended July 3, 2010 and if the reduction of sales of $148,000 had factored in the out of period adjustment for the thirteen weeks ended April 3, 2010, then the decrease in sales from the thirteen weeks ended April 3, 2010 to the thirteen weeks ended April 2, 2011 would have been $439,000 or 10%.

Our gross profit decreased to $1,083,000 in the period ended April 2, 2011 from $1,614,000 in the period ended April 3, 2010 due to the significant reduction in sales. Our gross profit percentage was 27% for the period ending April 2, 2011 compared to 35% for the period ending April 3, 2010. The decline in our gross profit percentage was due primarily to the reduction in sales to Trader Joe’s, which is a higher margin business. Additionally, increased costs for packaging and ingredients reduced our margin as well. Freight out expense, a significant part of our cost of sales, increased by $2,000, or 1%, to $229,000 for the thirteen weeks ended April 2, 2011 compared with $227,000 for the thirteen weeks ended April 3, 2010. However, as a percentage of sales, freight out expense increased to 6% in the 2011 thirteen week period compared to 5% for the 2010 thirteen week period. We expect freight out expense to continue at a higher level in 2011 due to the increased cost of oil, which will also negatively impact our packaging costs. We have already instituted a series of price increases which will become effective at various times in the second and third quarters of this year. These increases will range from 5% to 10%, depending on the product category. As previously reported, we had a reporting error of a reduction of $93,000 in gross profit for the period ended April 3, 2010, which was corrected in our Form 10Q for the thirteen weeks ended July 3, 2010. If this reduction in gross profit had factored in the out of period adjustment for the thirteen weeks ended April 3, 2010, the gross profit for the thirteen weeks ended April 3, 2010 would have been $1,521,000 with a gross profit percentage of 34%.

Selling expenses increased by $20,000 to $374,000 for the current fiscal quarter compared with $354,000 for the comparable period in 2010. This increase was due principally to meeting and convention expense of $21,000, messenger costs of $7,000, auto and travel expense of $11,000, offset by a decrease in commission expense of $19,000. We anticipate that the current period’s selling expenses will continue on the same level or slightly lower for the balance of 2011.

Marketing expenses increased by $4,000 to $137,000 in the fiscal 2011 period due principally to an increase in promotion expense of $27,000, which was offset by a reduction in newspaper advertising expense of $17,000 and artwork and plate expense of $6,000. We anticipate that the current period’s marketing expenses will continue on the same level for the balance of 2011.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $9,000 to $150,000 for the thirteen weeks ended April 2, 2011 from $141,000 for the comparable period in 2010 due to an increase in lab costs and supplies of $10,000.

General and administrative expenses increased by $22,000 to $533,000 for the thirteen weeks ended April 2, 2011 compared with $511,000 for the comparable period in 2010 due to increases in building maintenance and repair expense of $9,000, IT expense of $7,000 and outside public relations expense of $4,000. We anticipate that the current period’s general and administrative expenses will continue on the same level, or increase slightly, for the balance of 2011.

In the thirteen weeks ended April 2, 2011 we had an income tax benefit of $45,000, or 41% of income before taxes, compared to income tax expense of $200,000, or 42% of taxable income, in the thirteen weeks ended April 3, 2010. This reflects our net loss for the thirteen weeks ended April 2, 2011.

Liquidity and Capital Resources

As of April 2, 2011, we had approximately $1.7 million in cash and cash equivalents and our working capital was approximately $4.4 million, which was consistent with our working capital at January 1, 2011.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 2, 2011	Thirteen Weeks ended April 3, 2010

Net cash provided (used in) by operating activities	$(876,000)	$358,000
Net change in cash and cash equivalents	$(876,000)	$358,000

The decrease in our net cash flows provided by operating activities was the result of the net loss and an increase in accounts receivable. During the thirteen weeks ending April 2, 2011, we paid bonuses to management of $500,000 and paid income taxes of $312,000. We believe that we will be able to fund our operations during the next twelve months with cash generated from operations. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices. As of April 2, 2011, we had repurchased 1,818,889 shares at a total cost of $5,294,000, or an average price of $2.91 per share. We have not repurchased any additional shares since the period ended March 28, 2009 in order to conserve our cash position.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of April 2, 2011, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of April 2, 2011, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of April 2, 2011.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of April 2, 2011 because of the following material weaknesses in internal controls over financial reporting:

•

a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at April 2, 2011, that will not require us to hire additional personnel.

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

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 1, 2011.

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

Date: May 17, 2011