Form 10-Q
period 2011-07-02
TOFUTTI BRANDS INC
filed 2011-08-16
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of August 12, 2011 the Registrant had 5,176,678 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	July 2, 2011	January 1, 2011*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,920	$2,528
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $350 and $320, respectively	1,821	1,338
Inventories	1,373	1,697
Prepaid expenses	134	16
Refundable income taxes	124	—
Deferred income taxes	186	186

Total current assets	5,558	5,765

Fixed assets, net of accumulated depreciation and amortization of $41 and $38	7	10
Other assets	16	16

	$5,581	$5,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$503	$260
Accrued expenses	365	585
Accrued officers’ compensation	250	500

Total current liabilities	1,118	1,345

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at July 2, 2011 and 5,176,678 shares at January 1, 2011	52	52
Additional paid-in capital	7	7
Retained earnings	4,404	4,387

Total stockholders’ equity	4,463	4,446

Total liabilities and stockholders’ equity	$5,581	$5,791

*	Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended July 2, 2011	Thirteen weeks ended July 3, 2010	Twenty-six weeks ended July 2, 2011	Twenty-six weeks ended July 3, 2010

Net sales	$4,450	$4,504	$8,455	$9,095
Cost of sales	3,219	3,334	6,141	6,311

Gross profit	1,231	1,170	2,314	2,784

Operating expenses:
Selling and warehouse	364	433	738	787
Marketing	56	170	193	303
Research and development	134	142	284	283
General and administrative	538	497	1,071	1,008

	1,092	1,242	2,286	2,381

Income (loss) before income taxes	139	(72)	28	403

Income tax (benefit) expense	56	(30)	11	170

Net income (loss)	$83	$(42)	$17	$233

Weighted average common shares outstanding:
Basic and diluted	5,177	5,177	5,177	5,177

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.01)	$0.00	$0.05

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-six weeks ended July 2, 2011	Twenty-six weeks ended July 3, 2010

Cash flows (used in) operating activities, net	$(608)	$(121)

Cash flows used in financing activities, net	—	—

Net (decrease) in cash and cash equivalents	(608)	(121)

Cash and cash equivalents at beginning of period	2,528	1,413

Cash and cash equivalents at end of period	$1,920	$1,292

Supplemental cash flow information:
Income taxes paid	$312	$5

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1: Description of Business

Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 1, 2011 have been derived from our audited financial statements for the year ended January 1, 2011. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year or any other period.

Out-of-Period Amounts: In the thirteen weeks ended July 3, 2010, the Company identified accounting errors in its Condensed Financial Statements for the thirteen weeks ended April 3, 2010. To correct such errors, the Company recorded a $148 reduction in net sales and a $55 reduction in cost of sales in the Condensed Statement of Operations for the thirteen weeks ended July 3, 2010. The after-tax impact of recording this adjustment was a $56 reduction in net income, or $0.01 per share. The Company determined that the errors were not material to the financial statements in the period in which they originated and, accordingly, a restatement of the financial statements for the thirteen weeks ended April 3, 2010 was not necessary. The Company also determined that the impact of correcting the errors was not material to its financial statements for the period ended July 3, 2010. The Company evaluated the relevant internal controls over financial reporting in light of the deficiencies in internal controls noted and did not identify any additional material weakness in internal control over financial reporting that were not previously reported.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3: Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended July 2, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, that are of material significance, or have potential material significance, to the Company.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 4: Inventories

The composition of inventories is as follows:

	July 2, 2011	January 1, 2011

Finished products	$956	$1,236
Raw materials and packaging	417	461

	$1,373	$1,697

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

Note 6: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for all periods presented in the accompanying statement of operations was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 41,000 and 51,000 non-qualified options, respectively, granted to directors, that were antidilutive because the average market price of our common stock for the thirteen and twenty-six week periods ended July 2, 2011 and July 3, 2010, respectively, was less than the exercise price of any of these options. Additionally, the Company notes that for the thirteen week period ended, July 3, 2010, the aforementioned options were not included since their effect would be antidilutive due to the Company’s loss in the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-six Weeks Ended July 2, 2011	Twenty-six Weeks Ended July 3, 2010

Numerator
Net income (loss)-basic and diluted	$83	$(42)	$17	$233

Denominator

Denominator for basic and diluted earnings per share weighted average shares	5,177	5,177	5,177	5,177

Earnings (loss) per common share basic and diluted	$0.02	$(0.01)	$0.00	$0.05

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Thirteen Weeks Ended July 2, 2011 Compared with Thirteen Weeks Ended July 3, 2010

Net sales for the thirteen weeks ended July 2, 2011 were $4,450,000, a decrease of $54,000, or 1%, from the sales level realized for the thirteen weeks ended July 3, 2010. Sales of both frozen dessert and cheese products in the current thirteen week period remained consistent with sales in the 2010 period.

In the thirteen week period ended July 3, 2010, we identified accounting errors in our Condensed Financial Statements for the thirteen weeks ended April 3, 2010. To correct such errors, we recorded a $148,000 reduction in net sales and a $55,000 reduction in cost of sales in the Condensed Statement of Operations for the thirteen weeks ended July 3, 2010. The after-tax impact of recording this adjustment was a $56,000 reduction in net income, or $0.01 per share. We determined that the errors were not material to the financial statements in the period in which they originated and, accordingly, a restatement of the financial statements for the thirteen weeks ended April 3, 2010 was not necessary. We also determined that the impact of correcting the errors was not material to its financial statements for the period ended July 3, 2010. We evaluated the relevant internal controls over financial reporting in light of the deficiencies in internal controls noted and did not identify any additional material weakness in internal control over financial reporting that were not previously reported.

Our gross profit in the thirteen week period ended July 2, 2011 increased by $61,000 to $1,231,000. Our gross profit percentage for the thirteen week period ending July 2, 2011 was 28% compared to 26% for the period ending July 3, 2010. The increase in both gross profit and gross profit percentage is the result of our ongoing program to eliminate marginally profitable products. Freight out expense, a significant part of our cost of sales, increased to $267,000 for the thirteen weeks ended July 2, 2011 compared with $258,000 for the thirteen weeks ended July 3, 2010. This increase was the result of significant increases in fuel costs, which in turn increased our freight rates

Selling and warehouse expenses decreased to $364,000 for the thirteen weeks ended July 2, 2011 compared with $433,000 for the thirteen weeks ended July 3, 2010. This decrease was due primarily to a $43,000 decrease in outside warehouse expense, a $21,000 decrease in meeting and convention expense and a $16,000 decrease in travel, entertainment and auto expense. The decrease in outside warehouse expense is the result of the lower level of inventory that we maintained during the period.

Marketing expenses decreased by $114,000 to $56,000 for the thirteen weeks ended July 2, 2011 compared with $170,000 for the thirteen weeks ended July 3, 2010 due principally to a $36,000 decrease in advertising expense and a $74,000 decrease in promotion expense, both decreases primarily the result of the lower sales level in the 2011 period. Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly to $134,000 for the thirteen weeks ended July 2, 2011 compared to $142,000 for the thirteen weeks ended July 3, 2010. This decrease was primarily due to a decrease in lab costs and supplies of $18,000, which was offset by an increase in professional fees and outside services of $10,000.

General and administrative expenses increased to $538,000 for the thirteen weeks ended July 2, 2011 compared with $497,000 for the thirteen weeks ended July 3, 2010, due primarily to increases public relations expense of $4,000, professional fees and outside services expense of $48,000 and data processing and related supplies expense of $15,000, offset by a decrease in travel and entertainment expense of $29,000 and telephone expense of $2,000.

Income tax expense was $56,000 in the thirteen weeks ended July 2, 2011 compared to income tax benefit of $30,000 in the thirteen weeks ended July 3, 2010 due to an operating profit in the 2011 period compared to the loss incurred in the 2010 period. The effective tax rate used to calculate the tax expense was 40% for the current period as compared to a tax rate of 42% for the 2010 period.

Twenty-Six Weeks Ended July 2, 2011 Compared with Twenty-Six Weeks Ended July 3, 2010

Net sales for the twenty-six weeks ended July 2, 2011 were $8,455,000, a decrease of $640,000 or 7%, from the sales level realized for the twenty-six weeks ended July 3, 2010. Sales were negatively impacted in the period ended July 2, 2011 due to the severe winter weather and the weak economy during the first thirteen weeks of the twenty-six week period. The decline in sales leveled off in the second half of the period.

In the twenty-six week period ended July 3, 2010, we identified accounting errors in our Condensed Financial Statements for the thirteen weeks ended April 3, 2010. To correct such errors, we recorded a $148,000 reduction in net sales and a $55,000 reduction in cost of sales in the Condensed Statement of Operations for the thirteen weeks ended July 3, 2010. The after-tax impact of recording this adjustment was a $56,000 reduction in net income, or $0.01 per share. We determined that the errors were not material to the financial statements in the period in which they originated and, accordingly, a restatement of the financial statements for the thirteen weeks ended April 3, 2010 was not necessary. We also determined that the impact of correcting the errors was not material to its financial statements for the period ended July 3, 2010. We evaluated the relevant internal controls over financial reporting in light of the deficiencies in internal controls noted and did not identify any additional material weakness in internal control over financial reporting that were not previously reported.

Our cost of goods sold in the period ended July 2, 2011 decreased by $170,000, or 3%, to $6,141,000 due to the lower level of sales in the 2011 period. Our gross profit percentage for the twenty-six week period ending July 2, 2011 was 27% compared to 31% for the period ending July 3, 2010. Freight out expense, part of our cost of sales, increased slightly by $11,000, or 2%, to $496,000 for the twenty-six weeks ended July 2, 2011 compared with $485,000 for the twenty-six weeks ended July 3, 2010. The impact of the higher cost of freight was offset by the reduction in sales in 2011.

We expect freight out expense to continue at a higher level in 2011 due to the increased cost of oil, which will also negatively impact our packaging costs. We have instituted a series of price increases which will become effective at various times in the third and fourth quarters of this year and the first quarter of next year. These increases will range from 5% to 10%, depending on the product category.

Selling and warehouse expenses decreased by 6% to $738,000 for the twenty-six week period ended July 2, 2011 compared with $787,000 for the comparable period in 2010. This decrease is due primarily to decreases in commission expense of $15,000, reflecting the lower level of sales, and decreased outside warehouse rental expense of $50,000, due to the lower level of inventory. These decreases were partially offset by an increase in payroll expense of $8,000.

Marketing expenses decreased by $110,000 to $193,000 in the twenty-six week period ended July 2, 2011 from $303,000 in the twenty-six weeks ended July 3, 2010 due principally to a $51,000 decrease in advertising expenses and a $62,000 decrease in promotion expense, which are both reflective of the lower sales level in 2011.

Research and development costs, which consist principally of salary expenses and laboratory costs, remained unchanged at $284,000 for the twenty-six weeks ended July 2, 2011 compared to $283,000 for the twenty-six weeks ended July 3, 2010.

General and administrative expenses increased to $1,071,000 for the twenty-six week period ended July 2, 2011 compared with $1,008,000 for the twenty-six week period ended July 3, 2010 due primarily to increases in outside fees and professional fee expense of $48,000, public relations expense of $8,000 and data processing supplies expense of $22,000, which were partially offset by a decrease in payroll expense of $14,000.

The decrease in income tax expense in the twenty-six week period ended July 2, 2011 to $11,000 from $170,000 in the twenty-six week period ended July 3, 2010 reflects the lower operating profit in the 2011 period. The effective tax rate of 39% in the 2011 period decreased slightly compared to 42% in the 2010 period.

Liquidity and Capital Resources

As of July 2, 2011, we had approximately $1.9 million in cash and cash equivalents and our working capital was approximately $4.4 million compared to $2.5 million in cash and cash equivalents and working capital of approximately $4.4 million at January 1, 2011.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended July 2, 2011	Twenty-Six Weeks ended July 3, 2010

Net cash (used in) operating activities	$(608,000)	$(121,000)
Net cash used in financing activities	—	—

Net change in cash and cash equivalents	$(608,000)	$(121,000)

The decrease in our cash and cash equivalents at July 2, 2011 was due to our payment of accrued bonuses to management of $500,000 and income taxes of $312,000. We believe that we will be able to fund our operations during the next twelve months with cash generated from operations. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices. As of July 2, 2011, we had repurchased 1,818,889 shares at a total cost of $5,294,000, or an average price of $2.91 per share. We have not repurchased any shares since the period ended March 28, 2009 in order to conserve our cash position.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of July 2, 2011, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of July 2, 2011, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of July 2, 2011.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of July 2, 2011 because of the following material weaknesses in internal controls over financial reporting:

•

a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at July 2, 2011, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOFUTTI BRANDS INC.
(Registrant)

/s/David Mintz

David Mintz
President

/s/Steven Kass

Steven Kass
Chief Accounting and Financial Officer

Date: August 16, 2011