Form 10-Q
period 2011-10-01
TOFUTTI BRANDS INC
filed 2011-11-15
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

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
As of November 14, 2011 the Registrant had 5,176,678 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	October 1, 2011	January 1, 2011*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,624	$2,528
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $365 and $320, respectively	1,979	1,338
Inventories	1,375	1,697
Prepaid expenses	162	16
Refundable income taxes	91	—
Deferred income taxes	204	186

Total current assets	5,435	5,765

Fixed assets, net of accumulated depreciation and amortization of $42 and $38	6	10
Other assets	16	16

	$5,457	$5,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$359	$260
Accrued expenses	350	585
Accrued officers’ compensation	250	500

Total current liabilities	959	1,345

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,176,678 shares at October 1, 2011 and 5,176,678 shares at January 1, 2011	52	52
Additional paid-in capital	7	7
Retained earnings	4,439	4,387

Total stockholders’ equity	4,498	4,446

Total liabilities and stockholders’ equity	$5,457	$5,791

*	Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended October 1, 2011	Thirteen weeks ended October 2, 2010	Thirty-nine weeks ended October 1, 2011	Thirty-nine weeks ended October 2, 2010

Net sales	$3,617	$4,378	$12,072	$13,474
Cost of sales	2,496	2,909	8,636	9,221

Gross profit	1,121	1,469	3,436	4,253

Operating expenses:
Selling and warehouse	331	376	1,069	1,163
Marketing	168	100	361	403
Research and development	128	148	411	430
General and administrative	424	508	1,496	1,517

	1,051	1,132	3,337	3,513

Income before income taxes	70	337	99	740

Income tax expense	36	125	47	295

Net income	$34	$212	$52	$445

Weighted average common shares outstanding:
Basic and diluted	5,177	5,177	5,177	5,177

Net income per common share:
Basic and diluted	$0.01	$0.04	$0.01	$0.09

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-nine weeks ended October 1, 2011	Thirty-nine weeks ended October 2, 2010

Cash flows (used in) provided by operating activities, net	$(904)	$876

Cash flows used in financing activities, net	—	—

Net (decrease) increase in cash and cash equivalents	(904)	876

Cash and cash equivalents at beginning of period	2,528	1,413

Cash and cash equivalents at end of period	$1,624	$2,289

Supplemental cash flow information:
Income taxes paid	$312	$—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1: Description of Business

Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 1, 2011 have been derived from our audited financial statements for the year ended January 1, 2011. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3: Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended October 1, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, that are of material significance, or have potential material significance, to the Company.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 4: Inventories

The composition of inventories is as follows:

	October 1, 2011	January 1, 2011

Finished products	$831	$1,236
Raw materials and packaging	544	461

	$1,375	$1,697

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

Note 6: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for all periods presented in the accompanying statement of operations was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 41,000 and 51,000 non-qualified options, respectively, granted to directors, that were antidilutive because the average market price of our common stock for the thirteen and thirty-nine week periods ended October 1, 2011 and October 2, 2010, respectively, was less than the exercise price of any of these options.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-nine Weeks Ended October 1, 2011	Thirty-nine Weeks Ended October 2, 2010

Numerator
Net income (loss)-basic and diluted	$34	$212	$52	$445

Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,177	5,177	5,177	5,177

Earnings (loss) per common share basic and diluted	$0.01	$0.04	$0.01	$0.09

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial
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

Results of Operations

Thirteen Weeks Ended October 1, 2011 Compared with Thirteen Weeks Ended October 2, 2010

Net sales for the thirteen weeks ended October 1, 2011 were $3,617,000, a decrease of $761,000, or 17%, from the sales level realized for the thirteen weeks ended October 2, 2010. The reduction in sales was primarily due to the determination of Trader Joe’s, our largest customer, to cease selling branded goods. During the quarter, sales to Trader Joe’s declined to $2,000 from $656,000 in the second quarter of 2011 and $764,000 in the third quarter of 2010. We believe that we will recover some portion of these sales as our retail customers switch to other retail sources to purchase our products.

Our gross profit in the thirteen week period ended October 1, 2011 decreased by $348,000 to $1,121,000, reflecting the lower level of sales. Our gross profit percentage for the thirteen week period ending October 1, 2011 was 31% compared to 34% for the period ending October 2, 2010. This decrease in gross profit percentage was due to an increase in certain material and packaging costs in the 2011 period compared to the 2010 period. Freight out expense increased slightly to $239,000 for the thirteen weeks ended October 1, 2011 compared with $237,000 for the thirteen weeks ended October 2, 2010. While the actual dollar cost of freight increased slightly from the 2010 thirteen week period to the 2011 thirteen week period, its cost as a percentage of sales increased from 5% for the thirteen weeks ended October 2, 2010 to 7% for the thirteen weeks ended October 1, 2011.

Selling and warehouse expenses decreased to $331,000 for the thirteen weeks ended October 1, 2011 compared with $376,000 for the thirteen weeks ended October 2, 2010. This decrease was due primarily to a $28,000 decrease in payroll expense, a $14,000 decrease in outside warehouse rental expense and a $3,000 decrease in commission expense. The decline in payroll expense is primarily the result of no provision for year-end bonuses being made in the quarter.

Marketing expenses increased by $68,000 to $168,000 for the thirteen weeks ended October 1, 2011 compared with $100,000 for the thirteen weeks ended October 2, 2010 due principally to a $60,000 increase in promotion expense and a $7,000 increase in public relations expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $128,000 for the thirteen weeks ended October 1, 2011 compared to $148,000 for the thirteen weeks ended October 2, 2010. This decrease was primarily due to a decrease of $17,000 in payroll expense and a decrease in lab costs and supplies of $7,000.

General and administrative expenses decreased to $424,000 for the thirteen weeks ended October 1, 2011 compared with $508,000 for the thirteen weeks ended October 2, 2010, due primarily to decreases in payroll expense of $94,000 and office supply expense of $3,000, offset by increases of $3,000 for building maintenance and repairs and $5,000 for public relations expense. The decline in payroll expense is primarily the result of no provision for year-end bonuses being made in the 2011 third quarter.

During the thirteen weeks ended October 1, 2011 and October 2, 2010, we recognized income tax expense of $36,000 and $125,000, respectively, resulting primarily from adjustments to reconcile the prior year’s book amount to the actual amounts in the tax returns.   Our policy is to record income tax related interest and penalties as income tax expense.  At October 1, 2011, potential interest and penalties related to uncertain tax positions of $158,000 is included in “Accrued Expenses” in the balance sheet.

Thirty-Nine Weeks Ended October 1, 2011 Compared with Thirty-Nine Weeks Ended October 2, 2010

Net sales for the thirty-nine weeks ended October 1, 2011 were $12,072,000, a decrease of $1,402,000 or 10.4%, from the sales level realized for the thirty-nine weeks ended October 2, 2010. The reduction in sales was primarily due to the determination of Trader Joe’s, our largest customer, to cease selling branded goods. During the thirty-nine weeks ended October 1, 2011, sales to Trader Joe’s declined to $1,420,000 compared to $2,655,00 for the thirty-nine weeks ended October 2, 2010. We believe that we will recover some portion of these sales as our retail customers switch to other retail sources to purchase our products. Sales were also negatively impacted because of a significant decrease in sales in all frozen dessert categories. Management believes this is an industry-wide trend, which may be due to the continuing economic recession.

Our gross profit in the period ended October 1, 2011 decreased by $817,000, or 19%, to $3,436,000 due to the decrease in sales in the 2011 period. Our gross profit percentage decreased to 28% for the thirty-nine week period ended October 1, 2011 compared to 32% for the thirty-nine week period ended October 2, 2010. This decrease in gross profit percentage was due to an increase in certain material and packaging costs in the 2011 period compared to the 2010 period. Packaging costs increased due to the higher cost of oil, and certain ingredients we use in our products were subject to substantial increases in price. Freight out expense, part of our cost of sales, increased by $13,000, or 2%, to $735,000 for the thirty-nine weeks ended October 1, 2011 compared with $722,000 for the thirty-nine weeks ended October 2, 2010. While the actual dollar cost of freight decreased slightly from the 2010 thirty-nine week period to the 2011 thirty-nine week period, this expense as a percentage of sales increased from 5% for the thirty-nine weeks ended October 2, 2010 to 6% for the thirty-nine weeks ended October 1, 2011.

Selling and warehouse expenses decreased by 8% to $1,069,000 for the thirty-nine week period ended October 1, 2011 compared with $1,163,000 for the comparable period in 2010. This decrease is due primarily to decreases in outside warehouse rental of $64,000, payroll expense of $20,000 and commission expense of $19,000, offset in part by increases in messenger costs of $5,000 and telephone expense of $4,000.

Marketing expenses decreased by $42,000 to $361,000 in the thirty-nine week period ended October 1, 2011 from $403,000 in the thirty-nine weeks ended October 2, 2010 due principally to a $56,000 decrease in advertising expense, which was partially offset by a $10,000 increase in public relations expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased to $411,000 for the thirty-nine weeks ended October 1, 2011 compared to $430,000 for the thirty-nine weeks ended October 2, 2010, due to a decrease of $19,000 in payroll expense.

General and administrative expenses decreased to $1,496,000 for the thirty-nine week period ended October 1, 2011 compared with $1,517,000 for the thirty-nine week period ended October 2, 2010 due primarily to decreases in payroll expense of $102,000, stock compensation expense of $9,000, office supply expense of $4,000 and travel and entertainment expense of $8,000, which were offset by increases in outside fees and professional fees of $48,000, data processing expense of $18,000, public relations expense of $14,000 and building maintenance and repair expense of $12,000. The decline in payroll expense is primarily the result of no provision for year-end bonuses being made in the 2011 third quarter.

The decrease in income tax expense in the thirty-nine week period ended October 1, 2011 to $47,000 from $295,000 in the thirty-nine week period ended October 2, 2010 reflects the lower level of operating income in the 2011 period. During the thirty-nine weeks ended October 1, 2011 and October 2, 2010, we recognized an increase in the reserve for uncertain tax positions of $21,000 and $0 respectively, primarily related to changes in deferred tax balances and penalties and interest charges.  Our policy is to record income tax related interest and penalties as income tax expense.  At October 1, 2011, potential interest and penalties related to uncertain tax positions of $158,000 is included in “Accrued Expenses” in the balance sheet.

Liquidity and Capital Resources

As of October 1, 2011, we had approximately $1.6 million in cash and cash equivalents and our working capital was approximately $4.5 million compared to $2.5 million in cash and cash equivalents and working capital of approximately $4.4 million at January 1, 2011.

The following table summarizes our cash flows for the periods presented:

	Thirty-Nine Weeks ended October 1, 2011	Thirty-Nine Weeks ended October 2, 2010

Net cash (used in) provided by operating activities	$(904,000)	$876,000
Net cash used in financing activities	—	—

Net change in cash and cash equivalents	$(904,000)	$876,000

The decrease in our cash and cash equivalents at October 1, 2011 was primarily due to our payment of accrued bonuses to management of $500,000 and the payment of $312,000 of income taxes. We believe that we will be able to fund our operations during the next twelve months with the cash we have on hand and cash generated from operations. We believe that these sources will be sufficient to meet our operating and capital requirements during the next twelve months.

Our Board of Directors first instituted a share repurchase program in September 2000 and has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices. As of October 1, 2011, we had repurchased 1,818,889 shares at a total cost of $5,294,000, or an average price of $2.91 per share. We have not repurchased any shares since the period ended March 28, 2009 in order to conserve our cash position.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of October 1, 2011, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of October 1, 2011, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of October 1, 2011.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of October 1, 2011 because of the following material weaknesses in internal controls over financial reporting:

•

a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of ten employees at October 1, 2011, in a manner that will not require us to hire additional personnel.

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

We May be Unable to Offset the Economic Effect of the Loss of Our Largest Customer. During the nine months ended October 1, 2011 and the fiscal years ended January 1, 2011 and January 2, 2010, Trader Joe’s accounted for 12%, 19% and 17% of our net sales, respectively. In third quarter of 2011, we became aware that Trader Joe’s would no longer continue to stock branded products, including our Tofutti Cuties. The loss of Trader Joe’s as a customer could have a material adverse effect on our company’s financial results and we cannot assure you that we will be able make up the loss in sales either through the acquisition of new accounts, increased sales to current accounts, or a combination of the two.

There have been no other material changes to our “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended January 1, 2011.

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

Date: November 15, 2011