Form 10-K
period 2011-12-31
TOFUTTI BRANDS INC
filed 2012-04-05
CIK 730349

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $4,920,326.64

As of March 30, 2012, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

          We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended December 31, 2011(fiscal 2011) and January 1, 2011 (fiscal 2010).

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

®

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

®

TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a Vanilla, Cookies and Cream, Chocolate, Mint Chocolate Chip or Wild Berry filling between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case. Like all our frozen dessert products, they are completely trans fat free, including the wafers. For those individuals who cannot have chocolate, we offer our TOTALLY VANILLA TOFUTTI CUTIE, made from vanilla TOFUTTI between two vanilla wafers, while our KEY LIME CUTIE combines tangy lime-flavored TOFUTTI between two vanilla wafers.

®

YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch. The YOURS TRULY CARAMEL SUNDAE cone has a caramel core in the center of vanilla TOFUTTI, while YOURS TRULY TRIPLE CHOCOLATE HAPPINESS cones have a chocolate core.

®

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

®	CHOCOLATE COVERED FLOWERS, a frozen dessert stick novelty, combine a dark chocolate coating over a blend of frozen flower and fruit nectars for a portion controlled treat.

®

HOORAY HOORAY is an exciting new sugar free stick novelty made with stevia, a natural sugar replacement ideal for those individuals who want to avoid sugar. Each bar has a creamy center of vanilla Tofutti, surrounded by a sugar-free chocolate coating containing crisped rice

®	CAFÉ LATTE is a stick novelty with a center of rich coffee flavored Tofutti surrounded by a deep chocolate coating

®	BLACK GOLD is a stick novelty, which takes rich chocolate Tofutti and enrobes it in a deep, dark chocolate coating

®

MARRY ME BARS™ are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Cheese Products

®

BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk and butterfat free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. It is available in 8 oz. retail packages or 30 lb. bulk boxes for food service customers.

®

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

®

TOFUTTI also offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME without partially hydrogenated fat and no trans fatty acids. They are also made with organic sugar and are available in most health food stores. Non-hydrogenated fat BETTER THAN CREAM CHEESE is available in three flavors and the plain flavor is also available in 30 lb. bulk boxes.

®

TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious nondairy, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types: Mozzarella and American.

®

BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative offers consumers a dairy-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz retail and bulk sizes for food service, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores

Other Food Products

®

TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

®

TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES can be served hot, warm, or slightly chilled as a main meal or a snack.

2012 Product Introductions

          During the first quarter of 2012, we introduced Tofutti Jumbo and Mini Raviolis made with BETTER THAN RICOTTA, our new non-dairy ricotta cheese product. We are currently developing additional frozen food items utilizing our various non-dairy cheese products, though we have no planned introduction dates.

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

          In addition to ice cream distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country. We distribute our products through thirty (30) distributors in the national health food market. In certain situations, we also sell directly to several major supermarket chains who maintain their own warehouses.

          Our sales to health food distributors in fiscal 2011 decreased to approximately $8,276,000, or 52% of total sales, as compared to approximately $9,078,000, or 51% of total sales, in fiscal 2010. In fiscal 2011, sales to Trader Joe’s decreased to approximately $1,420,000, or 9% of sales, as compared to approximately $3,377,000, or 19% of sales in fiscal 2010. The reduction in sales to Trader Joe’s, formerly our largest customer, was primarily due to the determination of Trader Joe’s to cease selling branded goods. Our sales to the kosher market increased to approximately $1,624,000, or 10% of sales, in fiscal 2011, from sales of approximately $798,000, or 5% of sales, in fiscal 2010.

          The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 31, 2011		Fiscal Year ended January 1, 2011

	Sales	% of total Sales	Sales	% of total Sales

	(Dollars in thousands)
California	$2,998	19%	$4,178	24%
Midwest	2,525	16%	2,536	14%
Metropolitan New York	2,314	15%	2,425	14%
New England	2,068	13%	2,992	17%
Northwest	833	5%	723	4%
Mid-Atlantic	815	5%	891	5%
Florida	530	3%	977	6%
Rocky Mountains	363	2%	386	2%
Southwest	341	2%	207	1%
Southeast	297	2%	320	2%
Upstate New York	237	1%	199	1%

          During fiscal 2011, we shipped TOFUTTI nondairy products to distributors in Australia, Brazil, Canada, China, England, Israel, Mexico, Panama and Trinidad. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors increased to approximately $2,049,000, or 13% of sales, in fiscal 2011, as compared to approximately $1,652,000, or 9% of sales, in fiscal 2010. We conduct all of our foreign business in U.S. dollars. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

          All of our current products were developed internally in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2011 and 2010, our product development expenses were approximately $546,000 and $563,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary, and since they cannot be directly associated with any specific customers or products, they are considered part of operating expenses. All product development costs are expensed as incurred.

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

          During the years ended December 31, 2011 and January 1, 2011, we purchased approximately 28% and 31%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 24% and 21% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE and SOUR SUPREME co-packer.

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

EMPLOYEES

          On December 31, 2011, we employed ten persons on a full-time basis as compared to eight persons on a full time basis on January 1, 2011. We do not have any collective bargaining agreements with our employees.

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

Risks Related to Our Business

          We Depend on a Few Key Customers for a Significant Portion of Our Sales. During the fiscal years ended December 31, 2011 and January 1, 2011, Trader Joe’s accounted for 9% and 19% of our net sales, respectively. In 2011, we were informed that Trader Joe’s would no longer purchase our products as they determined to replace our products with their own private label substitutes. We do not expect to record any sales to Trader Joe’s in 2012. Our failure to replace some of our historical Trader Joe’s revenues could have a material adverse effect on our company.

          In addition, a significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 35% of our net sales for the fiscal year ended December 31, 2011 and 40% of our net sales for the fiscal year ended January 1, 2011. In 2010, one of our major distributors, Tree of Life, Inc., was purchased by Kehe Food Distributors, another of our major distributors. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

           We Depend on Several Key Suppliers to Produce Our Products. We do not produce any of our own products. During the years ended December 31, 2011 and January 1, 2011, we purchased approximately 28% and 31%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 24% and 21% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE and SOUR SUPREME co-packer. These producers are required to comply with FDA regulations and federal and state agencies relating to the production of food products. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

          Economic Downturns and Disruptions in Financial Markets Can Adversely Affect Our Business and Results of Operations. Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Worsening economic conditions, such as continued European sovereign debt uncertainty, may result in diminished demand for our products and in decreased sales volumes. Recessionary environments adversely affect the demand for our products as a result of constraints on discretionary spending by our retail customers. In addition, this could result in longer sales cycles, slower acceptance of new products and increased competition for our products, which in turn could cause us to reduce prices for our products resulting in reduced gross margins. Any of these events would likely harm our business, operating results and financial condition.

          Natural Disasters, Terrorist Attacks or Breaches of Network or Information Technology Security Could Have an Adverse Effect on Our Business. Natural disasters, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology (IT) security may cause equipment failures or disrupt our systems and operations, or the systems and operations of our contract manufacturers and distributors. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. The inability of our contract manufacturers or distributors to operate their facilities as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other competitors. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

          We Rely on a Limited Number of Key Executives to Manage our Business. Our success is significantly dependent on the services of David Mintz (age 80), Chief Executive Officer, and Steven Kass (age 60), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business.

          Our Principal Shareholder Has the Ability to Control the Policies and Management of Our Company. Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 51.0% of the outstanding shares, permitting him to elect all members of the Board of Directors and thereby effectively control the business, policies and management of our company.

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

          The Absence of Patent Protection Could Adversely Affect Our Results of Operations. We rely upon the confidentiality of our formulas and our know-how rather than upon patent protection since patent protection may not be available for the recipes or manufacturing processes for any of our food products. There is no assurance that such confidentiality can or will be maintained or that our know-how cannot be obtained by others or that others do not now possess similar or even more effective capabilities. The failure to maintain the confidentiality of our know-how could adversely affect our operating results.

          We are Subject to Risks Associated with International Operations. In fiscal 2011 approximately 13% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

          Our Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have an Adverse Effect on our Financial Results and the Market Price of Our Ordinary Shares. The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. If we continue to fail to maintain adequate internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Our failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our ordinary shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

          Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2011 and 2010. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.

Item 3.	Legal Proceedings.

          We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

          The following table sets forth the high and low sales prices as reported on the NYSE AMEX for the two most recent fiscal years:

Quarter Ended	High	Low

April 3, 2010	$1.65	$1.32
July 3, 2010	4.33	1.40
October 2, 2010	3.75	2.10
January 1, 2011	2.58	1.83
April 2, 2011	2.91	1.71
July 2, 2011	2.75	1.87
October 1, 2011	2.51	1.90
December 31, 2011	2.19	1.53

          The closing price for our common stock on March 30, 2012, as reported on the NYSE AMEX, was $1.84.

Holders of Record

          As of March 30, 2012, there were approximately 562 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 913 shareholders.

Dividends

          We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

          The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	41,000	$2.90	59,000

Equity Compensation Plans Not Approved by Security Holders	—	n/a	—

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

          The term of any option granted under the 2004 Directors’ Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than five years from the date of grant. All options granted under the 2004 Directors’ Plan have up to five-year terms and have vesting periods that range from one to three years from the grant date. The exercise price of any options granted under the 2004 Directors’ Plan is the fair market value at the date of grant. As of March 30, 2012, our non-employee directors as a group, consisting of seven persons, held options to purchase 41,000 shares of common stock under the 2004 Directors’ Plan.

Sales of Unregistered Securities

          There were no sales of unregistered securities during fiscal 2011.

Purchase of Equity Securities By the Issuer and Affiliates

          The following table sets forth for the thirteen weeks ended December 31, 2011 (the fourth quarter of fiscal 2011), certain information with respect to the purchase by us of shares of our common stock.

Period	Total number of shares purchased (a)	Average price paid per share ($) (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (d)
October 2011	—	—	—	—

November 2011	—	—	—	—

December 2011	14,492	1.664	14,492	360,000

Item 6.	Selected Financial Data.

          Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Accounting Pronouncements

          Accounting Standards updates that became effective after December 31, 2011 are not expected to have a significant effect on our financial position or results of operations.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended January 1, 2011

          We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week periods ended December 31, 2011 and the ended January 1, 2011.

          Net sales for the fiscal year ended December 31, 2011 were $15,926,000, a decrease of $1,787,000, or 10%, from net sales of $17,713,000 for the fiscal year ended January 1, 2011. The reduction in sales was primarily due to the determination of Trader Joe’s, our largest customer, to cease selling branded goods. During fiscal 2011, sales to Trader Joe’s declined to $1,420,000 from $3,377,000 in fiscal 2010, a reduction of $1,957,000. We also believe that we will recover some portion of these sales as our retail customers switch to other retail sources to purchase our products. We believe our sales will improve during fiscal year 2012 due to the introduction of new products and price increases that will be instituted in the first two quarter of 2012.

          Our gross profit in the year ended December 31, 2011 decreased by $957,000 to $4,485,000, reflecting the lower level of sales. Our gross profit percentage for the year ended December 31, 2011 was 28% compared to 31% for the year ended January 1, 2011. This decrease in gross profit percentage was due to an increase in certain material and packaging costs in the 2011 period compared to the 2010 period. Freight out expense increased to $1,033,000 for the year ended December 31, 2011 compared with $981,000 for the year ended January 1, 2011. While the actual dollar cost of freight increased slightly in 2011, its cost as a percentage of sales increased from 5.5% in 2010 to 6.5% in 2011. Due to the expected high cost of fuel, we anticipate that our freight cost as a percentage of sales will approximate the 2011 percentages should fuel costs remain steady. Our gross profit was also impacted by price increases for certain key ingredients and packaging costs. We have begun to implement price increases for some of our products, which we expect will help improve our profit margin in 2012.

          Selling and warehousing expenses decreased by $60,000 to $1,493,000 for fiscal 2011 from $1,553,000 in fiscal 2010. This decrease was caused primarily by a $76,000 decrease in outside warehouse rental expense, a $148,000 decrease in payroll expense, and a $21,000 decrease in commission expense. The reduction in payroll expense was primarily due to no provisions for bonuses in fiscal 2011. These decreases were offset by increases in bad debt expense of $146,000, meetings and convention expense of $16,000 and messenger and courier expense of $13,000. The increase in bad debt expense was due primarily to an increase in the reserve for bad debts for certain accounts. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2012 should remain relatively consistent with our expenses in 2011.

          Marketing expenses increased slightly in fiscal 2011 to $513,000 compared to $504,000 in fiscal 2010. Increases in public relations expense of $7,000, artwork and plates expense of $21,000 and promotion expense of $33,000 were offset by a decrease in advertising expense of $52,000. We expect marketing expenses to remain close to the same level in fiscal 2012.

          Product development expenses decreased to $546,000 in fiscal 2011 as compared to $563,000 in fiscal 2010. The decrease was caused primarily by a decrease in payroll costs of $18,000 and lab and supplies expense of $19,000, which were offset by an increase in professional fees and outside services of $18,000. We expect that product development costs in 2012 will remain consistent with fiscal 2011 costs.

          General and administrative expenses were $1,801,000 for fiscal 2011 as compared with $2,020,000 for fiscal 2010, a decrease of $219,000. The decrease was primarily due to a $343,000 decrease in payroll expense. This decrease was partially offset by increases in real and personal property tax expense of $13,000, professional fees and outside services expense of $73,000, IT expense of $32,000 and public relations expense of $15,000. The reduction in payroll expense was due primarily due to the decision to not pay bonuses to our executive officers in fiscal 2011 while in fiscal 2010 such bonuses amounted to $500,000 in the aggregate. In connection with such decision, we stopped accruing amounts for bonuses in the third quarter of 2011 and management intends to review this determination later in 2012. We anticipate that professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2012 primarily due to the costs associated with the mandatory implementation of the requirement to file our financial reports with the Securities and Exchange Commission in XBRL (eXtensible Business Reporting Language). Our management expects that general and administrative expenses in 2012 will remain consistent with fiscal 2011 expenses.

          Overall, total operating expenses in fiscal 2011 decreased to $4,353,000, a decrease of $287,000, or 6%, from total operating expenses in fiscal 2010.

          Income before income taxes decreased by $670,000 to $132,000 in fiscal 2011 as compared with $802,000 in fiscal 2010, primarily as a result of our lower revenues and gross profit, which was partially offset by the reduction in operating expenses.

          Income taxes for the 2011 fiscal period were $89,000 compared to $340,000 in fiscal 2010, and our income tax rate was 67% for the 2011 fiscal year compared to 42% in the 2010 fiscal year. The increase in the income tax rate for fiscal 2011 was due to the effect of certain deferred income tax expense items.

Liquidity and Capital Resources

          At December 31, 2011, we had approximately $1,594,000 in cash and cash equivalents, and our working capital was $4,444,000, an increase of $24,000 from January 1, 2011. Our current and quick acid test ratios, both measures of liquidity, were 5.65 and 3.7, respectively, at December 31, 2011 compared to 4.3 and 3.0, respectively, at January 1, 2011.

          At December 31, 2011, our accounts receivable increased by $598,000 to $1,936,000 from January 1, 2011, reflecting the aging of certain accounts at year end. The average number of days outstanding for accounts receivable in fiscal 2011 was 47 days as compared to 35 days in fiscal 2010.

          At December 31, 2011, our inventories decreased to $1,441,000 from $1,697,000 at January 1, 2011. The decrease in our inventories is due both to a reduction in sales and the discontinuation of a number of slower moving products, along with their ingredient and packaging inventories. Refundable and deferred income taxes increased from $186,000 at the end of fiscal 2010 to $307,000 at December 31, 2011 due to the reclassification of tax assets. Accounts payable and accrued expenses decreased by $389,000 to $956,000 at December 31, 2011, from $1,345,000 at January 1, 2011, reflecting no provision for bonuses in fiscal 2011.

          Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices. While we may purchase an additional 360,000 shares of common stock based on such authorization, we did not purchase any shares of our common stock from the first quarter of fiscal 2009 until December 2011. During December 2011, we repurchased 14,492 shares at a cost of $24,115. We repurchased an additional 8,480 shares in January and February 2012 at a cost of $14,000. Cumulatively, from the beginning of our share repurchase program, we have purchased 1,829,000 shares at a cost of $5,318,000.

Cash Flows	Fiscal Year ended

	December 31, 2011	January 1, 2011

	(In thousands)

Net cash (used in) provided by operating activities	$(910)	$1,115
Net cash (used in) financing activities	(24)	—

Net (decrease) increase in cash and cash equivalents	(934)	1,115
Cash and cash equivalents at beginning of year	2,528	1,413

Cash and cash equivalents at end of year	$1,594	$2,528

          Cash used in operating activities was $910,000 for the fiscal year ended December 31, 2011 compared with cash provided by operating activities of $1,115,000 for the fiscal year ended January 1, 2011. In the fiscal year ended December 31, 2011, our cash flow from operating activities reflected net income of $43,000, a $598,000 increase in accounts receivable, a $256,000 decrease in inventories, a $106,000 increase in prepaid expenses, and a $389,000 decrease in accounts payable and accrued expenses.

          We used $24,000 in financing activities in the fiscal year ended December 31, 2011 for the repurchase of common stock, compared to $0 used in financing activities in the fiscal year ended January 1, 2011.

          As a result of the foregoing, our cash and cash equivalents decreased to $1,594,000 at December 31, 2011 from $2,528,000 at January 1, 2011.

          We believe our existing cash and cash equivalents on hand at December 31, 2011, and the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Contractual Obligations

          We have no contractual obligations at December 31, 2011.

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

Market Risk

          We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 31, 2011.

Off-Balance Sheet Arrangements

          None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

          Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tofutti Brands, Inc.

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”) as of December 31, 2011 and January 1, 2011, and the related statements of income, stockholders’ equity, and cash flows for the fiscal year ended December 31, 2011 and the fiscal year ended January 1, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands, Inc. as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for the fiscal year ended December 31, 2011 and the fiscal year ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

EisnerAmper LLP

Edison, NJ

April 5, 2012

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2011	January 1, 2011

Assets
Current assets:
Cash and cash equivalents	$1,594	$2,528
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $486 and $320, respectively	1,936	1,338
Inventories, net of reserve of $50 and $50, respectively	1,441	1,697
Prepaid expenses	122	16
Refundable income taxes	42	—
Deferred income taxes	265	186

Total current assets	5,400	5,765

Leasehold improvements, net of accumulated amortization of $43 and $38, respectively	5	10
Other assets	16	16

	$5,421	$5,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$319	$260
Accrued expenses	637	585
Accrued officers’ compensation	—	500

Total current liabilities	956	1,345

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,162,186 shares at December 31, 2011, and 5,176,678 shares at January 1, 2011	52	52
Additional paid-in capital	—	7
Retained earnings	4,413	4,387

Total stockholders’ equity	4,465	4,446

Total liabilities and stockholders’ equity	$5,421	$5,791

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF INCOME
(In thousands, except for per share data)

	Fiscal year ended December 31, 2011	Fiscal Year ended January 1, 2011

Net sales	$15,926	$17,713
Cost of sales	11,441	12,271

Gross profit	4,485	5,442

Operating expenses:
Selling and warehousing	1,493	1,553
Marketing	513	504
Product development costs	546	563
General and administrative	1,801	2,020

	4,353	4,640

Income before income taxes	132	802

Income taxes	89	340

Net income	$43	$462

Weighted average common shares outstanding:
Basic	5,176	5,177

Diluted	5,176	5,177

Net income per common share:
Basic	$0.01	$0.09

Diluted	$0.01	$0.09

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 31, 2011 and January 1, 2011
(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

Balances, January 2, 2010	5,176,678	$52	$—	$3,925	$3,977
Stock compensation expense	—	—	7	—	7
Net income for year ended January 1, 2011	—	—	—	462	462

Balances, January 1, 2011	5,176,678	52	7	4,387	4,446
Stock repurchase	(14,492)	—	(7)	(17)	(24)
Net income for year ended December 31, 2011	—	—	—	43	43

Balances, December 31, 2011	5,162,186	$52	$—	$4,413	$4,465

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 31, 2011	Fiscal Year ended January 1, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43	$462
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization	5	5
Provision for bad debts and sales promotions	166	60
Stock compensation expense	—	7
Deferred taxes	(79)	113
Change in assets and liabilities:
Accounts receivable	(764)	63
Inventories	256	234
Prepaid expenses	(106)	(3)
Income taxes refundable	(42)	109
Accounts payable and accrued expenses and compensation	(389)	65

Net cash flows (used in) provided by operating activities	(910)	1,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(24)	—

Net cash flows used in financing activities	(24)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(934)	1,115
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	2,528	1,413

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$1,594	$2,528

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$312	$5

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended on December 31, 2011 and January 1, 2011, respectively.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 31, 2011 is limited.

During the fiscal years ended December 31, 2011 and January 1, 2011, the Company derived approximately 87% and 91%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The Company’s sales to one customer represented 9% of net sales during fiscal 2011 and 19% of net sales during fiscal 2010. The accounts receivable balance of one customer represented approximately 11% of total accounts receivable at December 31, 2011 and 11% of total accounts receivable at January 1, 2011. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 35% and 40% of the Company’s net sales for the fiscal years ended December 31, 2011 and January 1, 2011.

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

The Company purchased approximately 28% and 31% of its finished products from one supplier and 24% and 21% of its finished products from another supplier during the periods ended December 31, 2011 and January 1, 2011, respectively.

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

Net Income Per Share - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options. For the fiscal years ended December 31, 2011 and January 1, 2011, stock equivalents of 41,000 shares and 51,000 shares, respectively, were excluded from the diluted earnings per share calculations since the effect was anti-dilutive, because the strike price of these options was greater than the quoted market value at such date.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011

Net income, numerator, basic and diluted computation	$43	$462

Weighted average shares - denominator basic computation	5,176	5,177
Effect of dilutive stock options	—	—

Weighted average shares, as adjusted - denominator diluted computation	5,176	5,177

Net income per common share:
Basic	$0.01	$0.09

Diluted	$0.01	$0.09

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

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,033 and $981 during the fiscal years ended December 31, 2011 and January 1, 2011, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $244 and $295 during the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred.

Recent Accounting Pronouncements - Accounting Standards Updates that became effective after December 31 are not expected to have a significant effect on our financial position or results of operations.

NOTE 2: INVENTORIES

Inventories consist of the following:

	December 31, 2011	January 1, 2011

Finished products	$1,003	$1,236
Raw materials and packaging	438	461

	$1,441	$1,697

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

The Company’s shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) on June 3, 2004. The purpose and intent of the 2004 Directors’ Plan is to attract and retain the best available individuals as non-employee directors of the Company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board. All options granted under 2004 Directors’ Plan are “non-qualified stock options.” The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors’ Plan is 100,000 shares. The maximum term of any option under the plan is five years, and generally vests over a period of three years.

The following is a summary of stock option activity from January 2, 2010 to December 31, 2011:

	1993 PLAN INCENTIVE OPTIONS		2004 DIRECTORS’ PLAN NON-QUALIFIED OPTIONS

	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Total Aggregate Intrinsic Value ($)

Outstanding at January 2, 2010	—	—	61,000	2.94	—

Exercisable at January 2, 2010	—	—	61,000	2.94	—

Expired in fiscal 2010	—	—	(10,000)	3.14	—

Outstanding at January 1, 2011	—	—	51,000	2.90	—

Exercisable at January 1, 2011	—	—	51,000	2.90	—

Expired in fiscal 2011	—	—	10,000	2.90	—

Outstanding at December 31, 2011	—	—	41,000	2.90	—

There were no stock options granted in the last two fiscal years.

The following table summarizes information about stock options outstanding at December 31, 2011:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable

2.90	41,000	0.83	2.90	41,000

The options outstanding are fully vested as of year-end, December 31, 2011.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 4: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in 2011 and $81 in 2010. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 5: INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended December 31, 2011 and January 1, 2011 are as follows:

	December 31, 2011	January 1, 2011

Current:
Federal	$134	$177
State	14	50

	148	227

Deferred:
Federal	(50)	88
State	(9)	25

	(59)	(113)

Total income tax expense	$89	$340

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended December 31, 2011 and January 1, 2011 follows:

	December 31, 2011	January 1, 2011

Income tax expense computed at federal statutory rate	$45	$278
State income taxes, net of federal income tax benefit	10	50
Permanent and other items	(4)	155
Prior year items	38	—

	$89	$340

Deferred tax assets for the fiscal years ended December 31, 2011 and January 1, 2011 consist of the following components:

	December 31, 2011	January 1, 2011

Allowance for doubtful accounts	$194	$128
Inventory	51	58
Unrecognized tax benefits	20	—

Deferred tax asset	$265	$186

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 31, 2011 and January 1, 2011 including interest and penalties:

Balance at January 2, 2010	$444
Reductions based on tax positions related to the prior year	(143)

Balance at January 1, 2011	$301
Additions based on tax positions related to the current year	75
Balance at December 31, 2011	$376

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $121 of accrued interest and penalties related to uncertain tax positions. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $58.

The liability at December 31, 2011 for uncertain tax positions is included in accrued expenses. The Company’s federal and state tax returns are open to examination for the years 2008 to 2010.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2011.

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

          Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 31, 2011 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

          No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          Our directors and executive officers are:

Name	Age	Position

David Mintz	80	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	60	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	59	Director
Joseph Fischer	72	Director
Aaron Forem	57	Director
Philip Gotthelf	59	Director
Scott Korman	57	Director
Reuben Rapoport	83	Director
Franklyn Snitow	65	Director

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

          Scott Korman was elected to serve as a member of the Board of Directors and the Audit Committee of the Registrant on December 13, 2011 by our Board of Directors. Mr. Korman founded Nashone, Inc., a private equity firm, in 1984 and is its President. Nashone is also involved in financial advisory, turnaround and general management assignments. Mr. Korman is currently Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer. He previously served as Chairman and CEO of Best Manufacturing Group LLC., a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full service dairy, processing and distributing milk, ice cream mix and ice cream products. Mr. Korman received a B.S. in Economics from the University of Pennsylvania Wharton School in 1977. He also serves on the boards of various not-for-profit groups and was the founder of the Englewood Business Forum.

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

Audit Committee and Audit Committee Financial Expert

          The Audit Committee of the Board of Directors is comprised of Mr. Axelrod, who serves as chairman, Mr. Gotthelf, Mr. Forem and Mr. Korman. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Mr. Axelrod is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

          To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2011 all persons subject to these reporting requirements filed the required reports on a timely basis.

Code of Ethics

          We have adopted a Code of Business Conduct and Ethics, which applies to directors, officers, employees and agents of our company. We have also adopted a Code of Ethics for Senior Officers, which applies to our chief executive officer, and all senior financial officers of our company, including the chief financial officer, chief accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are publicly available on our website at www.tofutti.com and printed copies are available upon request. If we make any substantive amendments to the Code of Business Conduct and Ethics or the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of these codes to our chief executive officer, chief financial officer or corporate controller or our directors, we will disclose the nature of such amendment or waiver on our website.

Item 11.	Executive Compensation.

          The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2010 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)

David Mintz	2011	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2010	450,000	350,000	—	—	—	—	800,000
and Director	2009	459,000	350,000	—	—	—	—	809,000

Steven Kass	2011	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2010	125,000	150,000					275,000
	2009	127,000	150,000	—	—	—	—	277,000

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2011 and 2010 fiscal years.

Grants of Plan-Based Awards for Fiscal 2011

          There were no stock options awarded during the fiscal year ended December 31, 2011.

Long-Term Incentive Plans-Awards in Last Fiscal Year

          We do not currently have any long-term incentive plans.

Director Compensation

          Our non-employee directors earned director compensation in fiscal year ended December 31, 2011 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. All other non-employees are entitled to $500 per meeting attended. Messrs. Forem and Snitow waive their compensation.

          The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2011. Each non-employee director is considered independent under NYSE AMEX listing standards. Messrs. Forem and Snitow waive their compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Neal S. Axelrod	13,500	—	—	—	—	—	13,500
Joseph Fischer	1,000	—	—	—	—	—	1,000
Aaron Forem	500	—	—	—	—	—	500
Philip Gotthelf	4,500	—	—	—	—	—	4,500
Scott Korman	1,000	—	—	—	—	—	1,000
Reuben Rapoport	—	—	—	—	—	—	—
Franklyn Snitow	—	—	—	—	—	—	—

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

          The following tables set forth as of March 30, 2012 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)

David Mintz	2,630,440	51.0%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 30, 2012 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 30, 2012.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,630,440		51.0%
Steven Kass	220,000		4.3%
Reuben Rapoport	85,000		1.7%
Franklyn Snitow	71,200		*
Joseph Fischer	26,000	(4)	*
Neal S. Axelrod	16,000	(5)	*
Philip Gotthelf	0		*
Aron Forem	0		*
Scott Korman	0		*
All Executive Officers and Directors as a group (9 persons)	3,058,640	(6)	58.9%

*	Less than 1%.

(1)

The address of Messrs. Mintz, Kass, Axelrod, Fischer, Gotthelf and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Forem is 52-62 Cornelia Street, Newark, New Jersey 07105. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 30, 2012 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 30, 2012.

(4)	Issuable upon the exercise of currently exercisable stock options.

(5)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options.

(6)	Includes 41,000 shares issuable upon the exercise of currently exercisable stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

          None.

Item 14.	Principal Accounting Fees and Services.

Fees for independent registered public accounting firms for fiscal 2011 and 2010

          Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2011 and January 1, 2011 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP.

	2011	2010

Audit fees	$96,000	$94,500
Audit-related fees	—	—

Total Audit & Audit-related fees	$96,000	$94,500
Tax fees	—	—
All other fees	—	—

Total fees	$96,000	$94,500

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

          Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2011 and 2010, we incurred audit fees with EisnerAmper LLP in the amount of $96,000 and $68,500, respectively. During fiscal 2010, we incurred audit fees with Amper, Politziner, & Mattia, LLP in the amount of $26,000.

          Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2011 and 2010.

          Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2011 or 2010. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant’s Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors’ Stock Option Plan.(5)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document*

101.SCH	Schema Document*

101.CAL	Calculation Linkbase Document*

101.DEF	Definition Linkbase Document*

101.LAB	Labels Linkbase Document*

101.PRE	Presentation Linkbase Document*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2012.

TOFUTTI BRANDS INC.
(Registrant)
/s/ David Mintz

David Mintz
Chairman of the Board and
Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 5 , 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz

David Mintz
Chairman of the Board
and Chief Executive Officer

/s/ Steven Kass

Steven Kass
Secretary, Treasurer and
Chief Financial and Accounting Officer

/s/ Neal S. Axelrod

Neal S. Axelrod
Director

Joseph Fischer
Director

Aaron Forem
Director

/s/ Philip Gotthelf

Philip Gotthelf
Director

/s/ Scott Korman

Scott Korman
Director

Reuben Rapoport
Director

/s/ Franklyn Snitow

Franklyn Snitow
Director

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Copy of the Registrant’s Amended 1993 Stock Option Plan.(4)

4.2	Tofutti Brands Inc. 2004 Non-Employee Directors’ Stock Option Plan.(5)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document*

101.SCH	Schema Document*

101.CAL	Calculation Linkbase Document*

101.DEF	Definition Linkbase Document*

101.LAB	Labels Linkbase Document*

101.PRE	Presentation Linkbase Document*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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