Form 10-Q
period 2012-03-31
TOFUTTI BRANDS INC
filed 2012-05-15
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

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
As of May 11, 2012 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	March 31, 2012	December 31, 2011*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$972	$1,594
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $501 and $486, respectively	1,954	1,936
Inventories, net of reserve of $50 and $50, respectively	1,936	1,441
Prepaid expenses	104	122
Refundable income taxes	48	42
Deferred income taxes	395	265

Total current assets	5,409	5,400

Fixed assets, net of accumulated amortization of $44 and $43	4	5
Other assets	16	16

	$5,429	$5,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$731	$319
Accrued expenses	459	637

Total current liabilities	1,190	956

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at March 31, 2012 and 5,162,186 shares at December 31, 2011	52	52
Retained earnings	4,187	4,413

Total stockholders’ equity	4,239	4,465

Total liabilities and stockholders’ equity	$5,429	$5,421

*	Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended March 31, 2012	Thirteen weeks ended April 2, 2011

Net sales	$3,290	$4,005
Cost of sales	2,477	2,922

Gross profit	813	1,083

Operating expenses:
Selling	385	374
Marketing	132	137
Research and development	168	150
General and administrative	468	533

	1,153	1,194

Loss before income taxes	(340)	(111)

Income tax benefit	130	45

Net loss	$(210)	$(66)

Weighted average common shares outstanding:
Basic	5,155	5,177

Diluted	5,155	5,177

Net loss per common share:
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen weeks ended March 31, 2012	Thirteen weeks ended April 2, 2011

Cash flows used in operating activities, net	$(605)	$(876)

Cash flows used in financing activities, net	(17)	—

Net (decrease) in cash and cash equivalents	(622)	(876)

Cash and cash equivalents at beginning of period	1,594	2,528

Cash and cash equivalents at end of period	$972	$1,652

Supplemental cash flow information:
Income taxes paid	$6	$312

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1: Description of Business

Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 2: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2011 are derived from our audited financial statements for the year ended December 31, 2011. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3: Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of material significance, or have potential material significance, to the Company.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 4: Inventories

The composition of inventories is as follows:

	March 31, 2012	December 31, 2011

Finished products	$1,348	$1,003
Raw materials and packaging	588	438

	$1,936	$1,441

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

Note 6: Market Risk

We invest our excess cash, should there be any, in bank certificates of deposit and high rated money market funds. The bank certificate of deposits are usually for a term of not more than six months and generally not for more than $250 per institution.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended March 31, 2012 and April 2, 2011 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 41,000 and 51,000 non-qualified options granted to directors, respectively, that were antidilutive because of the net loss in the thirteen week periods ended March 31, 2012 and April 2, 2011, respectively.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011

Numerator
Net loss-basic and diluted	$(210)	$(66)

Denominator
Denominator for basic earnings per share weighted average shares	5,155	5,177
Effect of dilutive securities stock options	—	—

Denominator for diluted earnings per share	5,155	5,177

Loss per share
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. Our federal and state tax returns are open to examination for the years 2008 through 2011.

Results of Operations

Thirteen Weeks Ended March 31, 2012 Compared with Thirteen Weeks Ended April 2, 2011

Net sales for the thirteen weeks ended March 31, 2012 were $3,290,000, a decrease of $715,000, or 18%, from the sales level realized for the thirteen weeks ended April 2, 2011. The reduction in sales was primarily due to the determination of Trader Joe’s, formerly our largest customer, to cease selling branded goods. During the first quarter of 2012, there were no sales to Trader Joe’s as compared to $761,000 in sales in the first quarter of 2011. We believe that we will begin to recover some portion of these sales as our retail customers switch to other retail sources to purchase our products. We also believe that our sales will improve during the remainder of fiscal 2012 due to the introduction of new products and price increases instituted in the first and second quarters of the year, which will become effective at various times in the second and third quarters of this year. These increases will range from 5% to 10%, depending on the product category.

Our gross profit decreased to $813,000 in the period ended March 31, 2012 from $1,083,000 in the period ended April 2, 2011 due to the significant reduction in sales. Our gross profit percentage was 25% for the period ending March 31, 2012 compared to 27% for the period ending April 2, 2011. The reduction in our gross profit percentage was due primarily to significant promotional activity on behalf of our new products. We expect such promotional activity to continue for the remainder of 2012 and continue to have a negative impact on our gross profit percentage. Additionally, increased costs for packaging and ingredients reduced our margin as well. Freight out expense, a significant part of our cost of sales, increased by $12,000, or 5%, to $241,000 for the thirteen weeks ended March 31, 2012 compared with $229,000 for the thirteen weeks ended April 2, 2011. As a percentage of sales, freight out expense increased to 7% in the 2012 thirteen week period compared to 6% for the 2011 thirteen week period. We expect freight out expense to continue at a higher level in 2012 due to the increased cost of oil, which will also negatively impact our packaging costs.

Selling expenses increased by $11,000 to $385,000 for the current fiscal quarter compared with $374,000 for the comparable period in 2011. This increase was due principally to increases in commission expense of $13,000, shipping and messenger costs of $12,000, travel expense of $8,000 and outside warehouse expense of $8,000, offset by a decrease in payroll expense of $30,000. We anticipate that the current period’s selling expenses will continue on the same level or at a slightly lower level for the balance of 2012.

Marketing expenses decreased slightly by $5,000 to $132,000 in the fiscal 2012 period due principally to decreases in promotion expense of $20,000, newspaper advertising expense of $18,000, which was partially offset by increases in public relations expense of $23,000, artwork and plate expense of $5,000 and point of sale material expense of $5,000. We anticipate that the current period’s marketing expenses will continue on the same level for the balance of 2012.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $18,000 to $168,000 for the thirteen weeks ended March 31, 2012 from $150,000 for the comparable period in 2011, due to an increase in lab costs and supplies of $4,000, payroll expenses of $7,000, equipment repairs of $4,000 and auto expense of $3,000. The increase in payroll expense was due to the addition of another person in research and development.

General and administrative expenses decreased by $65,000 to $468,000 for the thirteen weeks ended March 31, 2012 compared with $533,000 for the comparable period in 2011 due to a decrease in payroll costs of $117,000, which was offset by increases in office supply expense of $5,000, IT expense of $28,000, outside public relations expense of $5,000 and auto expense of $14,000. We anticipate that the current period’s general and administrative expenses will continue on the same level, or increase slightly, for the balance of 2012.

There was no provision for bonuses in the first quarter of 2012 as compared to a provision of $125,000 in the first quarter of 2011, resulting in the significant decrease in overall payroll expense during the first quarter of 2012.

In the thirteen weeks ended March 31, 2012, we recorded an income tax benefit of $130,000 compared to an income tax benefit of $45,000 in the thirteen weeks ended April 2, 2011. The income tax benefit in both periods reflect our net losses in such periods.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $1.0 million in cash and cash equivalents and our working capital was approximately $4.2 million, compared with approximately $1.6 million in cash and cash equivalents and working capital of $4.4 million at December 31, 2011.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 31, 2012	Thirteen Weeks ended April 2, 2011

Net cash used in operating activities	$(605,000)	$(876,000)
Net cash used in financing activities	(17,000)	—
Net change in cash and cash equivalents	$(622,000)	$(876,000)

The decrease in our cash and cash equivalents for the thirteen weeks ended March 31, 2012 is primarily attributable to the $605,000 used in operating activities. The net cash used in operating activities was the result of the $210,000 net loss in the period, a $495,000 increase in inventory and refundable and deferred taxes of $136,000, offset in part by an increase in accounts payable and accrued expenses of $234,000. Net cash used in financing activities was used in connection with the repurchase of shares of our common stock under our share repurchase program. We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of March 31, 2012, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2012.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 31, 2012 because of the following material weaknesses in internal controls over financial reporting:

•

a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at March 31, 2012, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document*
101.SCH	Schema Document*
101.CAL	Calculation Linkbase Document*
101.DEF	Definition Linkbase Document*
101.LAB	Labels Linkbase Document*
101.PRE	Presentation Linkbase Document*

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

Date: May 15, 2012