Form 10-Q
period 2012-06-30
TOFUTTI BRANDS INC
filed 2012-08-14
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

As of August 13, 2012 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	June 30, 2012	December 31, 2011*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$285	$1,594
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $241 and $486, respectively	1,972	1,936
Inventories, net of reserve of $50 and $50, respectively	2,258	1,441
Prepaid expenses	186	122
Refundable income taxes	115	42
Deferred income taxes	297	265

Total current assets	5,113	5,400

Fixed assets, net of accumulated amortization of $46 and $44	2	5
Other assets	16	16

	$5,131	$5,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$562	$319
Accrued expenses	429	637

Total current liabilities	991	956

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 30, 2012 and 5,162,186 shares at December 31, 2011	52	52
Retained earnings	4,088	4,413

Total stockholders’ equity	4,140	4,465

Total liabilities and stockholders’ equity	$5,131	$5,421

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended June 30, 2012	Thirteen weeks ended July 2, 2011	Twenty-six weeks ended June 30, 2012	Twenty-six weeks ended July 2, 2011

Net sales	$3,699	$4,450	$6,989	$8,455
Cost of sales	2,566	3,219	5,043	6,141

Gross profit	1,133	1,231	1,946	2,314

Operating expenses:
Selling and warehouse	422	364	807	738
Marketing	193	56	326	193
Research and development	185	134	353	284
General and administrative	498	538	966	1,071

	1,298	1,092	2,452	2,286

Income (loss) before income taxes	(165)	139	(506)	28

Income tax (benefit) expense	(67)	56	(197)	11

Net income (loss)	$(98)	$83	$(309)	$17

Weighted average common shares outstanding:
Basic and diluted	5,154	5,177	5,154	5,177

Net income (loss) per common share:
Basic and diluted	$(0.02)	$0.02	$(0.06)	$0.00

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-six weeks ended June 30, 2012	Twenty-six weeks ended July 2, 2011

Cash (used in) operating activities, net	$(1,292)	$(608)

Cash (used in) financing activities, net	(17)	—

Net (decrease) in cash and cash equivalents	(1,309)	(608)

Cash and cash equivalents at beginning of period	1,594	2,528

Cash and cash equivalents at end of period	$285	$1,920

Supplemental cash flow information:
Income taxes paid	$6	$312

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

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2011 are derived from our audited financial statements for the year ended December 31, 2011. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen or twenty-six weeks ended June 30, 2012 that are of material significance, or have potential material significance, to the Company.

Note 4:	Inventories

The composition of inventories is as follows:

	June 30, 2012	December 31, 2011

Finished products	$1,532	$1,003
Raw materials and packaging	726	438

	$2,258	$1,441

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 5:	Income Taxes

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

Note 7:	Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for all periods presented in the accompanying statement of operations was computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 41,000 and 51,000 non-qualified options, respectively, granted to directors, that were antidilutive because the average market price of our common stock for the thirteen and twenty-six week periods ended June 30, 2012 and July 2, 2011, respectively, was less than the exercise price of any of these options.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended July 2, 2011	Twenty-six Weeks Ended June 30, 2012	Twenty-six Weeks Ended July 2, 2011

Numerator

Net income (loss)-basic and diluted	$(98)	$83	$(309)	$17

Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,177	5,154	5,177

Earnings (loss) per common share basic and diluted	$(0.02)	$0.02	$(0.06)	$0.00

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Thirteen Weeks Ended June 30, 2012 Compared with Thirteen Weeks Ended July 2, 2011

Net sales for the thirteen weeks ended June 30, 2012 were $3,699,000, a decrease of $751,000, or 17%, from the sales level realized for the thirteen weeks ended July 2, 2011. Sales continue to be impacted by the decision of Trader Joe’s, formerly our largest customer, to discontinue stocking branded goods in mid-2011. During the second quarter of 2012, there were no sales to Trader Joe’s as compared to $656,000 in sales in the second quarter of 2011. In addition, sales were negatively impacted due to our discontinuing marginally profitable products. We believe that our sales will improve during the remainder of fiscal 2012 due to the introduction of new products and price increases instituted in the first and second quarters of the year, which began to go into effect in the second quarter and which will continue to go into effect in the third quarter of this year. These price increases will range from 5% to 10%, depending on the product category.

Our gross profit in the thirteen week period ended June 30, 2012 decreased by $98,000 to $1,133,000. Our gross profit percentage for the thirteen week period ending June 30, 2012 was 31% compared to 28% for the period ending July 2, 2011. The decrease in gross profit was due to the decrease in sales, while the increase in gross profit percentage was due to the positive effect of price increases put into effect in the second quarter coupled with our ongoing program to eliminate marginally profitable products. Freight out expense, a significant part of our cost of sales, increased to $274,000 for the thirteen weeks ended June 30, 2012 compared with $267,000 for the thirteen weeks ended July 2, 2011. This increase was the result of increases in fuel costs, which in turn increased our freight rates, resulting in our freight out expense as a percentage of sales increasing to 7% of sales during the thirteen weeks ended June 30, 2012 compared to 6% of sales during the thirteen weeks ended July 2, 2011.

Selling and warehouse expenses increased to $422,000 for the thirteen weeks ended June 30, 2012 compared with $364,000 for the thirteen weeks ended July 2, 2011. This increase was due primarily to a $57,000 increase in outside warehouse expense, a $22,000 increase in meeting and convention expense, a $14,000 increase in commissions expense and a $8,000 increase in messenger expense, which were offset by a decrease in payroll expense of $43,000. The increase in outside warehouse expense is the result of the increase in inventory due to the buildup of inventory for the summer selling season and the buildup of inventory of new products that are being introduced during the third quarter.

Marketing expenses increased by $137,000 to $193,000 for the thirteen weeks ended June 30, 2012 compared with $56,000 for the thirteen weeks ended July 2, 2011 due principally to a $27,000 increase in advertising expense, a $49,000 increase in promotion expense, a $49,000 increase in public relations expense, and an $11,000 increase in artwork and design expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $185,000 for the thirteen weeks ended June 30, 2012 compared to $134,000 for the thirteen weeks ended July 2, 2011. This increase was primarily due to an increase in lab costs and supplies of $21,000, an increase in equipment repairs of $11,000, and an increase in payroll expense of $22,000. The increase in lab costs and supplies is due to the introduction of new products, while the increase in payroll expense is due to the addition of new personnel.

General and administrative expenses decreased to $498,000 for the thirteen weeks ended June 30, 2012 compared with $538,000 for the thirteen weeks ended July 2, 2011, due primarily to decreases in payroll expense of $71,000 and professional fees and outside services expense of $18,000, which were partially offset by increases in data processing and related supplies expense of $22,000 and insurance expense of $11,000.

There was no provision for bonuses in the thirteen weeks ended June 30, 2012 as compared to a provision of $125,000 in the thirteen weeks ended July 2, 2011, resulting in the significant decrease in overall payroll expense during the thirteen weeks ended June 30, 2012.

We recorded an income tax benefit of $67,000 in the thirteen weeks ended June 30, 2012 compared to income tax expense of $56,000 in the thirteen weeks ended July 2, 2011 due to an operating loss in the 2012 period compared to an operating profit in the 2011 period. The imputed effective tax rate of 41% in the 2012 period increased slightly compared to 40% in the 2011 period.

Twenty-Six Weeks Ended June 30, 2012 Compared with Twenty-Six Weeks Ended July 2, 2011

Net sales for the twenty-six weeks ended June 30, 2012 were $6,989,000, a decrease of $1,466,000, or 17%, from the sales level realized for the twenty-six weeks ended July 2, 2011. Sales continue to be impacted by the decision of Trader Joe’s, formerly our largest customer, to discontinue stocking branded goods in mid-2011. During the first twenty-six weeks of 2012, there were no sales to Trader Joe’s as compared to $1,420,000 in sales in the first twenty-six weeks of 2011. In addition, sales were negatively impacted due to our discontinuing marginally profitable products. We believe that our sales will improve during the remainder of fiscal 2012 due to the introduction of new products and price increases instituted in the first and second quarters of the year, which began to go into effect in the second quarter and which will continue to go into effect in the third quarter of this year. These price increases will range from 5% to 10%, depending on the product category.

Our gross profit in the period ended June 30, 2012 decreased by $368,000, or 16%, to $1,946,000 due to the lower level of sales in the 2012 period. Our gross profit percentage for the twenty-six week period ending June 30, 2012 was 28% compared to 27% for the period ending July 2, 2011. Freight out expense, part of our cost of sales, increased slightly by $19,000, or 4%, to $515,000 for the twenty-six weeks ended June 30, 2012 compared with $496,000 for the twenty-six weeks ended July 2, 2011. The impact of the higher cost of freight was offset by the reduction in freight volume in 2012. We expect freight out expense to continue at a higher level in 2012 due to the increased cost of oil, which will also negatively impact our packaging costs.

Selling and warehouse expenses increased by 9% to $807,000 for the twenty-six week period ended June 30, 2012 compared with $738,000 for the comparable period in 2011. This increase is due primarily to increases in commission expense of $28,000, meetings and conventions expense of $26,000, outside warehouse rental expense of $64,000, and messenger expense of $15,000. These increases were partially offset by a decrease in payroll expense of $73,000. The increase in outside warehouse expense is the result of the increase in inventory due to the buildup of inventory for the summer selling season and the buildup of inventory of new products that are being introduced during the third quarter.

Marketing expenses increased by $133,000 to $326,000 in the twenty-six week period ended June 30, 2012 from $193,000 in the twenty-six weeks ended July 2, 2011, due principally to a $10,000 increase in advertising expenses, a $16,000 increase in artwork and plate expense, a $35,000 increase in promotion expense and a $72,000 increase in public relations expense. The increases in marketing expenses were a result of our introduction of new products.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased to $353,000 for the twenty-six weeks ended June 30, 2012 compared to $284,000 for the twenty-six weeks ended July 2, 2011, due principally to an increase in payroll expense of $26,000, lab costs and supplies of $25,000 and equipment repairs of $14,000. The increase in lab costs and supplies is due to the introduction of new products, while the increase in payroll expense is due to the addition of new personnel.

General and administrative expenses decreased to $966,000 for the twenty-six week period ended June 30, 2012 compared with $1,071,000 for the twenty-six week period ended July 2, 2011 due primarily to decreases in outside fees and professional fee expense of $18,000 and payroll expense of $179,000, which were partially offset by increases in IT expense of $50,000, insurance expense of $11,000, building maintenance and repairs expense of $5,000, supplies expense of $5,000, and auto expense of $10,000.

There was no provision for bonuses in the twenty-six weeks ended June 30, 2012 as compared to a provision of $250,000 in the twenty-six weeks ended July 2, 2011, resulting in the significant decrease in overall payroll expense during the twenty-six weeks ended June 30, 2012.

We recorded an income tax benefit of $197,000 in the twenty-six week period ended June 30, 2012 compared to income tax expense of $11,000 in the twenty-six week period ended July 2, 2011 due to the operating loss in the 2012 period. The imputed effective tax rate was 39% in both the 2012 and 2011 periods.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $0.3 million in cash and cash equivalents and our working capital was approximately $4.1 million, compared with approximately $1.6 million in cash and cash equivalents and working capital of $4.4 million at December 31, 2011.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 30, 2012	Twenty-Six Weeks ended July 2, 2011

Net cash (used in) operating activities	$(1,292,000)	$(608,000)
Net cash (used in) financing activities	(17,000)	—

Net (decrease) in cash and cash equivalents	$(1,309,000)	$(608,000)

The net cash used in operating activities was the result of a $309,000 net loss in the period, an $817,000 increase in inventory, an increase in refundable and deferred taxes of $105,000, an increase in prepaid expenses of $64,000 and an increase in accounts receivable of $36,000, offset in part by an increase in accounts payable and accrued expenses of $36,000. Net cash used in financing activities was used in connection with the repurchase of shares of our common stock under our share repurchase program. As a result of the foregoing our cash and cash equivalents for the twenty-six weeks ended June 30, 2012 decreased by $1.3 million. We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 30, 2012, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2012, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2012.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of June 30, 2012 because of the following material weaknesses in internal controls over financial reporting:

•

A lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at June 30, 2012, that will not require us to hire additional personnel.

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

Date: August 14, 2012