Form 10-Q
period 2012-09-29
TOFUTTI BRANDS INC
filed 2012-11-21
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 16, 2012 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

Explanatory Note

Tofutti Brands Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012 (the “Report”) in reliance upon the order issued by the Securities and Exchange Commission on November 14, 2012 (the “Order”) conditionally exempting reporting persons affected by Hurricane Sandy and its aftermath from certain filing requirements imposed by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the period from October 29, 2012 to November 20, 2012.

The Company was unable to file this Report on or before November 13, 2012 due to disruptions caused by Hurricane Sandy. Specifically, the Company’s Chief Financial Officer, responsible for preparing and filing the Report was unable to access the Company’s New Jersey-based offices or its accounting records due to power outages, extensive damage, and other adverse circumstances caused by Hurricane Sandy.

i

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	September 29, 2012	December 31, 2011*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$213	$1,594
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $252 and $486, respectively	1,963	1,936
Inventories, net of reserve of $50 and $50, respectively	2,011	1,441
Prepaid expenses	97	122
Deferred costs	128	—
Refundable income taxes	177	42
Deferred income taxes	298	265

Total current assets	4,887	5,400

Fixed assets, net of accumulated amortization of $47 and $44	1	5
Other assets	16	16

	$4,904	$5,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$491	$319
Accrued expenses	347	637
Deferred revenue	143	—

Total current liabilities	981	956

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 29, 2012 and 5,162,186 shares at December 31, 2011	52	52
Retained earnings	3,871	4,413

Total stockholders’ equity	3,923	4,465

Total liabilities and stockholders’ equity	$4,904	$5,421

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended September 29, 2012	Thirteen weeks ended October 1, 2011	Thirty-nine weeks ended September 29, 2012	Thirty-nine weeks ended October 1, 2011

Net sales	$3,498	$3,617	$10,486	$12,072
Cost of sales	2,616	2,496	7,658	8,636

Gross profit	882	1,121	2,828	3,436

Operating expenses:
Selling and warehouse	350	331	1,157	1,069
Marketing	184	168	509	361
Research and development	144	128	497	411
General and administrative	483	424	1,450	1,496

	1,161	1,051	3,613	3,337

Income (loss) before income taxes	(279)	70	(785)	99

Income tax (benefit) expense	(62)	36	(259)	47

Net income (loss)	$(217)	$34	$(526)	$52

Weighted average common shares outstanding:
Basic and diluted	5,154	5,177	5,154	5,177

Net income (loss) per common share:
Basic and diluted	$(0.04)	$0.01	$(0.10)	$0.01

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-nine weeks ended September 29, 2012	Thirty-nine weeks ended October 1, 2011

Cash (used in) operating activities, net	$(1,364)	$(904)

Cash (used in) financing activities, net	(17)	—

Net (decrease) in cash and cash equivalents	(1,381)	(904)

Cash and cash equivalents at beginning of period	1,594	2,528

Cash and cash equivalents at end of period	$213	$1,624

Supplemental cash flow information:
Income taxes paid	$6	$312

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

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2011 are derived from our audited financial statements for the year ended December 31, 2011. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 3:	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen or thirty-nine weeks ended September 29, 2012 that are of material significance, or have potential material significance, to the Company.

Note 4:	Inventories

The composition of inventories is as follows:

	September 29, 2012	December 31, 2011

Finished products	$1,359	$1,003
Raw materials and packaging	652	438

	$2,011	$1,441

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 5:	Income Taxes

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

Note 6:	Deferred Revenues and Costs

Deferred revenue represents amounts from sales of the Company’s product that have been billed, but for which the transactions have not met its revenue recognition criteria. The cost of the related product has been recorded as deferred costs on the Company’s balance sheet.

Note 7:	Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for all periods presented in the accompanying statement of operations was computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 41,000 non-qualified options granted to directors, that were antidilutive because the average market price of our common stock for the thirteen and thirty-nine week periods ended September 29, 2012 and October 1, 2011, respectively, was less than the exercise price of any of these options, as well as a result of being in an overall net loss position for the thirteen and thirty-nine weeks ended September 29, 2012.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended Sept. 29, 2012	Thirteen Weeks Ended October 1, 2011	Thirty-nine Weeks Ended Sept. 29, 2012	Thirty-nine Weeks Ended October 1, 2011

Numerator
Net income (loss)-basic and diluted	$(217)	$34	$(526)	$52

Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,177	5,154	5,177

Earnings (loss) per common share basic and diluted	($0.04)	$0.01	($0.10)	$0.01

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. Our federal and state tax returns are open to examination for the years 2009 through 2011.

Deferred Revenue and Costs. Deferred revenue represents amounts from sales of our product that have been billed, but for which the transactions have not met our revenue recognition criteria. The cost of the related product has been recorded as deferred costs on our balance sheet.

Results of Operations

Thirteen Weeks Ended September 29, 2012 Compared with Thirteen Weeks Ended October 1, 2011

Net sales for the thirteen weeks ended September 29, 2012 were $3,498,000, a decrease of $119,000, or 3%, from $3,617,000 in net sales for the thirteen weeks ended October 1, 2011. Sales since mid-2011, when Trader Joe’s, formerly our largest customer, discontinued stocking branded goods continue to be impacted as we have not yet been able to entirely replace those sales. We are working to replace those sales with aggressive promotional sales activities.

Our gross profit in the thirteen week period ended September 29, 2012 was $882,000, a $239,000 decrease from gross profit of $1,121,000 in the thirteen week period ended October 1, 2011. Our gross profit percentage for the thirteen week period ended September 29, 2012 was 25% compared to 31% for the period ended October 1, 2011. The decrease in gross profit and gross profit percentage was due to the decrease in sales and the increase in sales promotions and allowances incurred to expand our future sales. Sales promotions and allowances, which are netted against gross sales, were $282,000 for the thirteen weeks ended September 29, 2012 compared to $239,000 for the thirteen weeks ended October 1, 2011.

Selling and warehouse expenses were $350,000, an increase of $19,000, or 6%, for the thirteen weeks ended September 29, 2012 compared with $331,000 for the thirteen weeks ended October 1, 2011. This increase was due primarily to a $24,000 increase in payroll expense and auto expense of $7,000, which were partially offset by decreases in commission expense of $6,000 and outside warehouse expense of $5,000. The increase in payroll expense is the result of additional sales personnel.

Marketing expenses were $184,000, an increase of $16,000, or 10%, for the thirteen weeks ended September 29, 2012 compared with $168,000 for the thirteen weeks ended October 1, 2011, due principally to a $28,000 increase in advertising expense, a $20,000 increase in public relations expense, and a $5,000 increase in point of sale material expense, which were partially offset by a decrease in promotion expense of $36,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, were $144,000, an increase of $16,000, or 13%, for the thirteen weeks ended September 29, 2012 compared to $128,000 for the thirteen weeks ended October 1, 2011. This increase was primarily due to an increase in professional fees and outside services expense of $4,000, an increase in payroll expense of $13,000, and an increase in equipment repairs of $7,000, offset by a decrease in lab supplies expense of $6,000.

General and administrative expenses were $483,000, an increase of $59,000, or 14%, for the thirteen weeks ended September 29, 2012 compared with $424,000 for the thirteen weeks ended October 1, 2011, due primarily to increases in payroll expense of $24,000, public relations expense of $20,000, and IT expense of $17,000. The increase in payroll expense is due to the employment of an additional administrative person.

We recorded an income tax benefit of $62,000 in the thirteen weeks ended September 29, 2012 due to an operating loss in the 2012 period compared to income tax expense of $36,000 in the thirteen weeks ended October 1, 2011 due to an operating profit in the 2011 period. The imputed effective tax rate was 22% in the 2012 period compared to 51% in the 2011 period.

Thirty-Nine Weeks Ended September 29, 2012 Compared with Thirty-Nine Weeks Ended October 1, 2011

Net sales for the thirty-nine weeks ended September 29, 2012 were $10,486,000, a decrease of $1,586,000, or 13%, from $12,072,000 in net sales for the thirty-nine weeks ended October 1, 2011. Sales continue to be impacted by the decision of Trader Joe’s, formerly our largest customer, to discontinue stocking branded goods in mid-2011. During the first thirty-nine weeks of 2012, there were no sales to Trader Joe’s as compared to $1,420,000 in sales in the first thirty-nine weeks of 2011. We continue to work to replace those sales with aggressive promotional sales activities.

Our gross profit in the period ended September 29, 2012 was $2,828,000, a decrease of $608,000, or 18%, from $3,436,000 in the period ended October 1, 2011, due to the lower level of sales in the 2012 period. Our gross profit percentage for the thirty-nine week period ending September 29, 2012 was 27% compared to 28% for the period ending October 1, 2011. Sales promotions and allowances, which are netted against gross sales, were $726,000 for the thirty-nine weeks ended September 29, 2012 compared to $628,000 for the thirty-nine weeks ended October 1, 2011.

Selling and warehouse expenses were $1,157,000, an increase of $88,000, or 8%, for the thirty-nine week period ended September 29, 2012 compared to $1,069,000 for the comparable period in 2011. This increase is due primarily to increases in commission expense of $22,000, meetings and conventions expense of $27,000, outside warehouse rental expense of $59,000, messenger expense of $17,000 and travel expense of $8,000, partially offset by a decrease in payroll expense of $49,000. The increase in outside warehouse expense is the result of the increase in inventory due to the buildup of inventory of new products that are being introduced during the third and fourth quarters. The decrease in payroll expense is due to no provision being made for bonuses during 2012.

Marketing expenses were $509,000, an increase of $148,000, or 41%, in the thirty-nine week period ended September 29, 2012 from $361,000 in the thirty-nine weeks ended October 1, 2011, due principally to a $38,000 increase in advertising expenses, a $15,000 increase in artwork and plate expense, a $92,000 increase in public relations expenses, and a $14,000 increase in point of sales marketing expense. The increases in marketing expenses were the result of our introduction of new products.

Research and development costs, which consist principally of salary expenses and laboratory costs, were $497,000, an increase of $86,000, or 21%, for the thirty-nine weeks ended September 29, 2012 compared to $411,000 for the thirty-nine weeks ended October 1, 2011, due principally to an increase in payroll expense of $40,000, lab costs and supplies of $20,000 and equipment repairs of $21,000. The increase in lab costs and supplies is due to the introduction of new products, while the increase in payroll expense is due to the addition of new personnel.

General and administrative expenses were $1,450,000, a decrease of $46,000, or 3%, for the thirty-nine week period ended September 29, 2012 compared with $1,496,000 for the thirty-nine week period ended October 1, 2011 due primarily to decreases in outside fees and professional fee expense of $21,000 and payroll expense of $153,000, which were partially offset by increases in IT expense of $67,000, insurance expense of $11,000, and public relations expense of $27,000. The reduction in payroll expense is due to no provision being made for bonuses.

There was no provision for bonuses in the thirty-nine weeks ended September 29, 2012 as compared to a provision of $250,000 in the thirty-nine weeks ended October 1, 2011, which resulted in the significant decrease in overall payroll expense during the thirty-nine weeks ended September 29, 2012.

We recorded an income tax benefit of $259,000 in the thirty-nine week period ended September 29, 2012 compared to income tax expense of $47,000 in the thirty-nine week period ended October 1, 2011 due to the operating loss in the 2012 period. The imputed effective tax rate was 33% in the 2012 period compared to 39% in 2011 period.

Liquidity and Capital Resources

As of September 29, 2012, we had approximately $213,000 in cash and cash equivalents and our working capital was approximately $3.9 million, compared with approximately $1.6 million in cash and cash equivalents and working capital of $4.4 million at December 31, 2011.

The following table summarizes our cash flows for the periods presented:

	Thirty-Nine Weeks ended September 29, 2011	Thirty-Nine Weeks ended October 1, 2011

Net cash (used in) by operating activities	$(1,364,000)	$(904,000)
Net cash (used in) financing activities	(17,000)	—

Net change in cash and cash equivalents	$(1,381,000)	$(904,000)

The net cash used in operating activities was the result of a $526,000 net loss in the period, a $570,000 increase in inventory, an increase in refundable and deferred taxes of $168,000, an increase in prepaid expenses of $103,000, and an increase in accounts receivable of $27,000, which were partially offset by an increase in accounts payable and accrued expenses of $25,000. Net cash used in financing activities was used in connection with the repurchase of shares of our common stock under our share repurchase program. As a result of the foregoing our cash and cash equivalents for the thirty-nine weeks ended September 29, 2012 decreased by $1.4 million. We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 29, 2012, we did not have any contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of September 29, 2012, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 29, 2012.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of September 29, 2012 because of the following material weaknesses in internal controls over financial reporting:

•

A lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at September 29, 2012, that will not require us to hire additional personnel.

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

We may not be able to sustain profitability in the future. To the extent that we continue to incur operating losses, we may not have sufficient working capital to fund our operations in the future.

Since mid-2011, when Trader Joe’s, formerly our largest customer, discontinued stocking branded goods, our sales have continued to be impacted as we have been unable to replace those sales as of yet. The loss of revenues from Trader Joe’s has impacted our profitability. We had net income of $43,000 in the year ended December 31, 2011 and incurred operating losses in the three and nine months ended September 29, 2012. If we are unable to replace the Trader Joe’s revenues, we may not be able to achieve or sustain profitable operations in the future or generate positive cash flows from operations. As of September 29, 2012, we had $213,000 in cash and cash equivalents. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

                    There have been no other material changes to our “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: November 21, 2012