Form 10-K
period 2012-12-29
TOFUTTI BRANDS INC
filed 2013-03-29
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:  1-9009

TOFUTTI BRANDS INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3094658 (I.R.S. Employer Identification No.)

50 Jackson Drive, Cranford, New Jersey (Address of principal executive offices)	07016 (Zip Code)

(908) 272-2400
((Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE MKT

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter:  $3,589,000

As of March 26, 2013, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included herein are the fifty-two week periods ended December 29, 2012 (fiscal 2012) and December 31, 2011 (fiscal 2011).

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

STRATEGY

Our objective is to be a leading provider of nondairy, vegan, soy-based food products, primarily frozen desserts and soy-cheese products, to supermarkets and health food stores in the United States and abroad.  We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons.  In order to broaden the use of our soy-cheese products, we incorporate them into our branded food products such as blintzes, pizza and ravioli.  As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising, and a strong word-of-mouth marketing program.  We believe that our ability to offer a wide range of nondairy, soy-based parve kosher products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line of nondairy soy-based products.  Our products include frozen desserts, nondairy soy-based cheeses and spreads, and other frozen food products.

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

◆
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

◆	CHOCOLATE COVERED FLOWERS, a frozen dessert stick novelty, combine a dark chocolate coating over a blend of frozen flower and fruit nectars for a portion controlled treat.

◆
HOORAY HOORAY is an exciting new sugar free stick novelty made with stevia, a natural sugar replacement ideal for those individuals who want to avoid sugar.  Each bar has a creamy center of vanilla Tofutti, surrounded by a sugar-free chocolate coating containing crisped rice

◆	CAFÉ LATTE is a stick novelty with a center of rich coffee flavored Tofutti surrounded by a deep chocolate coating

◆	BLACK GOLD is a stick novelty, which takes rich chocolate Tofutti and enrobes it in a deep, dark chocolate coating

◆
MARRY ME BARS™ are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating.  Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Nondairy Soy-Based Cheese Products

◆
BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk-free, butterfat-free, gluten-free and contains no cholesterol.  It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe.  It is available in 8 oz. retail packages, 1 ounce portion-controlled cups or 30 lb. bulk boxes for food service customers.

◆
SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is milk-free, butterfat-free, gluten-free and contains no cholesterol.  SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free.  The 12 oz. retail packages are available in plain and guacamole.  The plain version is also available in 5 lb. containers or 30 lb. bulk boxes for food service customers.  Like BETTER THAN CREAM CHEESE, SOUR SUPREME is sold nationally in most health food stores and select supermarkets.

◆
TOFUTTI also offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME without partially hydrogenated fat and no trans fatty acids.  They are also made with organic sugar and are available in most health food stores.  Non-hydrogenated fat BETTER THAN CREAM CHEESE is available in three flavors and the plain flavor is also available in 30 lb. bulk boxes.

◆
TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious nondairy, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids.  Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two types:  Mozzarella and American.

◆
BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative offers  consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes.  Available in 16 oz retail and bulk sizes for food service, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores

Frozen Food Products

◆
TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza.  TOFUTTI PIZZA PIZZAZ is sold three squared slices to a package and is available in freezer cases in select supermarkets and health food stores.

◆
TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores  and can be served hot, warm, or slightly chilled as a main meal or a snack.

◆
TOFUTTI RAVIOLI combine our delicious BETTER THAN RICOTTA CHEESE® blend with egg free pasta into a healthy and filling meal.  The product is available in jumbo round and bite-sized square sizes sold in 12 oz bags and is available in freezer cases in many health food stores.

2013 Product Introductions

During 2013, we plan to introduce additional varieties of pizza, soy-cheese slices, and new food service sizes of certain of our soy-cheese products.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains.  All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts.  Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 4% of net collected sales.  Certain key domestic accounts and all international accounts are handled directly by us.  Our products are also sold in approximately thirty other countries.

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

Our sales to health food accounts in fiscal 2012 decreased to approximately $7,088,000, or 49% of total sales, as compared to approximately $8,276,000, or 52% of total sales, in fiscal 2011.  This decrease was primarily attributable to no sales to Trader Joe’s in 2012. Our sales to the kosher market decreased to approximately $1,127,000, or 8% of sales, in fiscal 2012, from sales of approximately $1,624,000, or 10% of sales, in fiscal 2011.    In fiscal 2012, there were no sales to Trader Joe’s as compared to sales of approximately $1,420,000, or 9% of sales, in fiscal 2011.  Trader Joe’s, formerly our largest customer, decided to cease selling branded goods in mid-2011.   The decline in domestic sales in the California market indicated in the table below from 19% of sales in fiscal 2011 to 13% of sales in fiscal 2012 was due primarily to the loss of sales to Trader Joe’s in that market.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 29, 2012		Fiscal Year ended December 31, 2011
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	$2,234	16%	$2,525	16%
Metropolitan New York	2,186	15%	2,314	15%
New England	1,946	14%	2,068	13%
California	1,866	13%	2,998	19%
Florida	875	6%	530	3%
Mid-Atlantic	718	5%	815	5%
Northwest	702	5%	833	5%
Southwest	466	3%	341	2%
Rocky Mountains	310	2%	363	2%
Southeast	286	2%	297	2%
Upstate New York	261	2%	237	1%

During fiscal 2012, we shipped our  products to distributors in Australia, Brazil, Canada, Taiwan, England, Israel, Mexico, Panama and Trinidad.  Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries.  Sales to foreign distributors increased slightly to approximately $2,057,000, or 14% of sales, in fiscal 2012, as compared to approximately $2,049,000, or 13% of sales, in fiscal 2011.  We conduct all of our foreign business in U.S. dollars.  Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

All of our current products were developed internally in our own laboratory.  David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation.  In fiscal 2012 and 2011, our product development expenses were approximately $643,000 and $546,000, respectively.  These amounts do not include any portion of Mr. Mintz’s salary.  All product development costs are expensed as incurred and are recorded as operating expenses in our financial  statements.

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

During the years ended December 29, 2012 and December 31, 2011, we purchased approximately 26% and 28%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer, and 30% and 24% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer.

Relationships with Co-Packers

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

Kosher Certification

KOF-K Kosher Supervision, or KOF-K, of Teaneck, New Jersey provides us with our kosher certification service.  Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product.  Approval of the manufacturing facilities we use include periodic inspections, and in most cases, on-site supervision of actual production.  We pay a yearly renewal fee for certification.  We believe that our ability to successfully market and distribute our products is dependent upon our continued compliance with the requirements of rabbinical certification.  All TOFUTTI products meet the requirements for certification as kosher-parve.

Halal Certification

In early 2013, we completed a halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products.  This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois and is currently only for those products manufactured by Franklin Foods.  Before IFANCA will permit its certification, evidenced by its symbol, to be placed on a product, IFANCA must approve both the ingredients contained in the product and the facility processing the product.  Approval of the manufacturing facilities we use include periodic inspections. There is a  yearly renewal fee for certification.

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

The Food, Drug and Cosmetic Act, the Food Safety Modernization Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to our products.  Our frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states.  Many states require registration and label review before food products can be sold.  While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming.

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

EMPLOYEES

On December 29, 2012, we employed fourteen persons on a full-time basis as compared to ten persons on a full time basis on December 31, 2011.  We do not have any collective bargaining agreements with our employees.

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

Risks Related to Our Business

We may not be able to attain profitability in the future. To the extent that we continue to incur operating losses, we may not have sufficient working capital to fund our operations in the future.

Since mid-2011, when our then largest customer, Trader Joe’s (which accounted for 9% of our net sales in fiscal 2011 and 19% of our net sales in fiscal 2010), discontinued stocking branded goods, our sales have continued to decline as we have been unable to replace those sales. The loss of revenues from Trader Joe’s has affected our profitability. We had net income of $462,000 in the year ended January 1, 2011 and $43,000 in the year ended December 31, 2011 and incurred a net loss of $824,000 in the year ended December 29, 2012.  If we are unable to increase revenues, we may not be able to return to or sustain  profitable operations in the future or generate positive cash flows from our operations. The lack of sufficient working capital could also negatively impact our ability to introduce and adequately promote new products.

As of December 29, 2012, we had $471,000 in cash and cash equivalents and our working capital was $3,609,000. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently.  Such distributors as a group accounted for 45% of our net sales for the fiscal year ended December 29, 2012 and 35% of our net sales for the fiscal year ended December 31, 2011.  Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products.  During the years ended December 29, 2012 and December 31, 2011, we purchased approximately 26% and 28%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 30% and 24% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME,  and BETTER THAN RICOTTA co-packer.  Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

Our suppliers are subject to federal, state and local government regulations that could adversely affect our business and financial position.

Virtually all food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies. As producers of food products for human consumption, our suppliers are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the Federal Food, Drug and Cosmetic Act, the FDA, OSHA, the EPA and the USDA.  Future regulation by various federal, state or local governmental entities or agencies could, among other things, increase our suppliers’ cost of production, cause them to incur unexpected expenditures or encumber productivity, any of which may adversely affect our business and financial results.

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

Our operating costs are subject to fluctuations which could affect our business results.

Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials prices, cost of labor, foreign exchange rates and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

Our ability to compete effectively in the highly competitive frozen dessert and health food markets may affect our operational performance and financial results.

The frozen dessert, non-dairy cheese food and health food markets are highly competitive.  In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and non-dairy cheese food categories in supermarkets and other retail food outlets.

From time to time, we and our customers experience price pressure in some of our markets as a result of competitors’ promotional pricing practices as well as general market conditions. Our failure to match or exceed our competitors’ cost reductions through innovative products and other improvements could weaken our competitive position. Competition is based on product quality, reliability, food safety, distribution effectiveness, brand loyalty, price, effective promotional activities, the ability to identify and satisfy emerging consumer preferences and the ability to provide ancillary support services. We may not be able to compete effectively with these larger, more diversified companies.

Economic downturns and disruptions in financial markets can adversely affect our business and results of operations.

Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally.  Worsening economic conditions, such as continued European sovereign debt uncertainty, may result in diminished demand for our products, especially our frozen dessert products, and in decreased sales volumes.  Recessionary environments adversely affect the demand for our products as a result of constraints on discretionary spending by our retail customers.  In addition, this could result in longer sales cycles, slower acceptance of new products and increased competition for our products, which in turn could cause us to reduce prices for our products resulting in reduced gross margins.  Any of these events would likely harm our business, operating results and financial condition.

In addition, the current economic climate, and particularly the increased difficulty in securing credit, could impact the ability of our customers to purchase our products.  Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their ability to purchase our products and make payments in a timely manner.  The continued high unemployment levels in the U.S. and the lingering effects of the global credit crisis, will impact the ability of our customers to purchase our products.

Natural disasters, terrorist attacks or breaches of network or information technology security could have an adverse effect on our business.

Natural disasters, cyber attacks or other breaches of network or information technology (IT) security, terrorist acts or acts of war may cause disrupt our systems and operations.  For example, the impact of Hurricane Sandy caused our executive office in New Jersey to be closed for six days.  We expect that our inability to operate our facilities as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to our competitors.  While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain.  Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 81), Chief Executive Officer, and Steven Kass (age 61), Chief Financial Officer.  The loss of the services of either of these persons could have a material adverse effect on our business.

Our principal shareholder has the ability to control the policies and management of our company.

Our Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 51.0% of the outstanding shares.  For as long as Mr. Mintz has a controlling interest in our company, he will have the ability to exercise a controlling influence over our business and affairs, including any determinations with respect to potential mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common shares or other equity securities, our repurchase or redemption of common shares and our payment of dividends. Similarly, as long as Mr. Mintz has a controlling interest in our company, he will have the power to determine the outcome of matters submitted to a vote of our shareholders, including the power to elect all of the members of our board of directors and prevent an acquisition or any other change in control of us.

Product liability suits, if brought, could have a material adverse effect on our business.

From time to time in the normal course of our business, we become subject to product liability claims.  If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products.  As a marketer of food products, we are subject to the risk of claims for product liability. We maintain general product liability and umbrella insurance coverage and generally require that our co-packers maintain product liability insurance with us as a co-insured.  Similarly, most of our customers require us to name them as additional insureds as well, and in some cases we are required to sign hold harmless and indemnification agreements.

If our food products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Food products occasionally contain contaminants due to inherent defects or improper storage or handling. Under adverse circumstances, food producers may be required to recall some of their products if they become adulterated or misbranded or as a result of a government-mandated recall.  The scope of such a recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a settlement or judgment against us. A widespread product recall could result in changes to one or more of our business processes, product shortages, a loss of customer confidence in our brand or other adverse effects on our business.

We need to continue to introduce new products.

The successful introduction of innovative products on a periodic basis has become increasingly important to our ability to maintain and grow our sales.  Accordingly, the future degree of market acceptance of any of our new products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

Our operating results vary quarterly.

We have often recognized a slightly greater portion of revenues in the second and third quarter of the year.  We expect to continue to experience slightly higher sales in the second and third quarters and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts.  In addition, sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year.  Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors.  In such event, it is likely that the price of our common stock would be materially adversely affected.

We have no registered patents.  The absence of patent protection could adversely affect our results of operations.

We rely upon the confidentiality of our formulas and our know-how rather than upon patent protection.  There is no assurance that such confidentiality can or will be maintained or that our know-how cannot be obtained by others or that others do not now possess similar or even more effective capabilities.  The failure to maintain the confidentiality of our know-how could adversely affect our operating results.

We are subject to risks associated with international operations.

In fiscal 2012 approximately 14% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.  To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.  International operations are subject to inherent risks, including the following:

●	different and changing regulatory requirements in the jurisdictions in which we currently operate or may operate in the future;

●	the impact of possible recessionary environments in multiple foreign markets;

●	export restrictions, tariffs and other trade barriers;

●	difficulties in managing and supporting foreign operations;

●	longer payment cycles;

●	difficulties in collecting accounts receivable;

●	political and economic changes, hostilities and other disruptions in regions where we currently sell or products or may sell our products in the future; and

●	seasonal reductions in business activities.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulty in collecting receivables, and a higher cost of doing business, any of which could adversely affect our business, results of operations or financial condition.

We may be adversely affected by fluctuations in currency exchange rates.

Our foreign transactions are always in U.S. dollars, and to date we have not engaged in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. Therefore, our future export sales could be adversely affected by an increase in the value of the U.S. dollar, which could increase the local currency price of our products. Although exposure to currency fluctuations to date has not had a material effect on our business, there can be no assurance such fluctuations in the future will not materially and adversely affect our revenues from international sales and, consequently, our business, operating results and financial condition.

Our failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act  of 2002 could have an adverse effect on our financial results and the market price of our common stock.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year.  Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 29, 2012 because of the following material weaknesses in internal controls over financial reporting:

●
a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

 Our failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.

Risks Relating to Our Common Stock

Our common stock may be delisted from the NYSE MKT, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on the NYSE MKT.  Continued listing  on the NYSE MKT is conditioned upon compliance with various continued listing standards. We are not currently in compliance with certain of  such standards and this could result in delisting and adversely affect the market price and liquidity of our common stock and our ability to raise additional capital.  Delisting from the NYSE MKT could also result in other negative implications, including the potential loss of confidence by our customers and suppliers and fewer business development opportunities.

Volatility of the market price of our common stock could adversely affect our shareholders and us.

The market price of our common stock has been subject to fluctuations in the past and may be subject to wide fluctuations in response to numerous factors, including the following:

●	actual or anticipated variations in our quarterly operating results or those of our competitors;

●	announcements by us or our competitors of new and enhanced products;

●	developments or disputes concerning proprietary rights;

●	introduction and adoption of new industry standards;

●	market conditions or trends in our industry;

●	announcements by us or our competitors of significant acquisitions;

●	entry into strategic partnerships or joint ventures by us or our competitors;

●	additions or departures of key personnel;

●	political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events; and

●	other events or factors in any of the countries in which we do business, including those resulting from war, incidents of terrorism, natural disasters or responses to such events.

In addition, in recent years the stock market has been highly volatile.  Many of these factors are beyond our control and may materially adversely affect the market price of our ordinary shares, regardless of our performance.  In the past, following periods of market volatility, shareholders have often instituted securities class action litigation relating to the stock trading and price volatility of the company in question.  If we were involved in any securities litigation, it could result in substantial cost to us to defend and divert resources and the attention of management from our business.

We do not intend to pay cash dividends.

Our policy is to retain earnings, if any, for use in our business and, for this reason, we do not intend to pay cash dividends on our shares of common stock in the foreseeable future.

Item 1B.                      Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facilities are located in a one-story facility in Cranford, New Jersey.  The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen.  Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes.  We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2012 and 2011.  Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.  We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $596,000 and $488,000 during fiscal 2012 and 2011, respectively.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange on October 29, 1985 and has traded on the AMEX or its successors under the symbol TOF since such time.  As a result of the merger of the NYSE and AMEX, it currently trades on the NYSE MKT.  Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects.  No shares have been or will be issued subject to call or assessment.  There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

The following table sets forth the high and low sales prices as reported on the NYSE MKT or its predecessors for the two most recent fiscal years:

Quarter Ended	High	Low
April 2, 2011	$2.91	$1.71
July 2, 2011	2.75	1.87
October 1, 2011	2.51	1.90
December 31, 2011	2.19	1.53
March 31, 2012	2.55	1.40
June 30, 2012	2.50	1.50
September 29, 2012	1.78	1.34
December 29, 2012	1.70	1.10

The closing price for our common stock on March 26, 2013, as reported on the NYSE MKT, was $1.50.

Holders of Record

As of March 20, 2013, there were approximately 544 direct holders of record of our common stock.  Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 912 shareholders.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

We do not have any equity compensation plans for our executive officers or employees, but we do have an equity compensation plan for our non-employee directors.

The following table sets forth, as of December 29, 2012, certain information related to our  compensation plan under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	n/a	100,000
Equity Compensation Plans Not Approved by Security Holders	--	n/a	--

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

The term of any option granted under the 2004 Directors’ Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than five years from the date of grant.  All options granted under the 2004 Directors’ Plan have up to five-year terms and have vesting periods that range from one to three years from the grant date.  The exercise price of any options granted under the 2004 Directors’ Plan is the fair market value at the date of grant.  As of March 26, 2012, our non-employee directors as a group, consisting of seven persons, did not hold any options to purchase shares of common stock under the 2004 Directors’ Plan.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2012.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 29, 2012 (the fourth quarter of fiscal 2012).

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

Recent Accounting Pronouncements

Accounting Standards updates that became effective after December 29, 2012 are not expected to have a significant effect on our financial position or results of operations.

Results of Operations

Fiscal Year Ended December 29, 2012  Compared with Fiscal Year Ended December 31, 2011

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included in this report are the fifty-two week periods ended December 29, 2012 and December 31, 2011.

Net sales for the fiscal year ended December 29, 2012 were $14,343,000, a decrease of $1,583,000, or 10%, from net sales of $15,926,000 for the fiscal year ended December 31, 2011.  The reduction in sales was primarily due to the determination of Trader Joe’s, our largest customer, to cease selling branded goods. During fiscal 2012, there were no sales to Trader Joe’s compared to sales of $1,420,000 in fiscal 2011.  While we believe that we will recover some portion of these sales as our retail  customers switch to other retail sources to  purchase our products, this process is taking longer than expected.  Sales were also impacted on the east coast during the fourth quarter due to Superstorm Sandy.  The storm and its aftermath caused widespread disruptions of shipments, which resulted in lost sales.  While our executive office was closed for a week because of the storm, our manufacturing operations were not affected and we were able to access our business records from a co-location site.    We believe our sales will improve during fiscal year 2013 due to the introduction of new products and price increases that will be instituted in the second and third quarters of 2013.

Our gross profit in the year ended December 29, 2012 decreased by $534,000 to $3,951,000 from $4,485,000, reflecting the lower level of sales.  Our gross profit percentage for the year ended December 29, 2012 was 28% unchanged from the year ended December 31, 2011.  Freight out expense decreased to $989,000 for the year ended December 29, 2012 compared with $1,033,000 for the year ended December 31, 2011.  Freight out  cost as a percentage of sales increased slightly from 6.5% in 2011 to 6.9% in 2012. The decrease in freight out expense in 2012 was a result of the lower level of sales for the year.  Due to the expected continued high cost of fuel, we anticipate that our freight cost as a percentage of sales will approximate the 2012 percentages should fuel costs remain steady.  Our gross profit was also impacted by price increases for certain key ingredients and packaging costs.  We have begun to implement price increases for some of our products, which we expect will help improve our profit margin in 2013.

Selling and warehousing expenses increased by $154,000, or 10%, to $1,647,000 for fiscal 2012 from $1,493,000 in fiscal 2011. This increase was caused primarily by a $108,000 increase in outside warehouse rental expense, a $110,000 increase in payroll expense, a $31,000 increase in auto, travel  and entertainment expense, a $42,000 increase in commission expense, a $10,000 increase in meetings and conventions expense, and an $8,000 increase in messenger expense. The increases in payroll and auto, travel and entertainment expense are due to the addition of three sales people during the latter part of 2012. The increase in outside warehouse expense was due to the increase in inventory. The increase in commission expense was due to the increase in several rates of commission for certain products and customers. These increases were offset by a decrease in bad debt expense of $152,000. The decrease in bad debt expense was due primarily to a decrease in the reserve for bad debts for certain accounts. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable to sales, all other selling expenses in 2013 should remain relatively consistent with our expenses in 2012.

Marketing expenses increased in fiscal 2012 by $125,000, or 24%,  to $638,000 from $513,000 in fiscal 2011.  Increases in public relations expense of $114,000, advertising expense of $36,000 and point of sale materials expense of $18,000 were offset by a decrease in promotion expense of $44,000.  We expect marketing expenses to decline in fiscal 2013 due to certain marketing programs implemented in fiscal 2012 not being repeated.

Product development expenses increased by $97,000, or 18%,  to $643,000 in fiscal 2012 from $546,000 in fiscal 2011.   The increase was caused primarily by increases in payroll costs of $28,000, lab and supplies expense of $28,000, professional fees and outside services of $16,000 and equipment repairs of $29,000.  We expect that product development costs to decline in fiscal 2013 due to certain one-time expenses incurred in fiscal 2012 not being repeated.

General and administrative expenses increased by $134,000, or 7%,  to $1,935,000 for fiscal 2012 as compared with $1,801,000 for fiscal 2011.  The increase was primarily due to a $45,000 increase in  payroll expense, an increase of $30,000 in public relations expense and an increase in IT expense of $64,000.  The increase in IT expense was due to certain one-time charges in fiscal 2012 that will not be repeated in fiscal 2013.  We anticipate that professional fees and outside services, which include legal and accounting fees, will increase in fiscal 2013 primarily due to the costs associated with the mandatory implementation of the requirement to file our financial reports with the Securities and Exchange Commission in XBRL (eXtensible Business Reporting Language).  Our management expects that general and administrative expenses in 2013 will remain consistent with fiscal 2012 expenses.

Overall, total operating expenses in fiscal 2012 increased to $4,863,000, an increase of $510,000, or 12%, from total operating expenses in fiscal 2011.

Income before income taxes decreased by $1,044,000 to a loss of  $(912,000) in fiscal 2012 as compared with $132,000 in fiscal 2011, primarily as a result of our lower revenues, gross profit, and increased expenses.

Income tax benefit for the 2012 fiscal period was $88,000 compared to income tax expense of $89,000 in fiscal 2011, and our income tax rate was 10% for the 2012 fiscal year compared to 67% in the 2011 fiscal year.  The high  income tax rate for fiscal 2011 was due to the effect of certain deferred income tax expense items.

Liquidity and Capital Resources

Our recent operating history has resulted in a decrease in our capital resources.

At December 29, 2012, we had approximately $471,000 in cash and cash equivalents, and our working capital was $3,609,000, a decrease of $835,000 from December 31, 2011.  Our current and quick acid test ratios, both measures of liquidity, were 4.4 and 2.7, respectively, at December 29, 2012 compared to 5.7 and 3.7, respectively, at December 31, 2011.  We do not have a line of credit or other approved borrowing facility.

At December 29, 2012, our accounts receivable decreased by $56,000 to $1,880,000 from December 31, 2011, reflecting the reduction of sales in fiscal 2012.  The average number of days outstanding for accounts receivable in fiscal 2012 was 55 days as compared to 47 days in fiscal 2011.

At December 29, 2012, our inventories increased to $1,750,000 from $1,441,000 at December 31, 2011, due to the introduction of new products in fiscal 2012.  Refundable and deferred income taxes increased from $307,000 at the end of fiscal 2011 to $331,000 at December 31, 2012 due to the income tax benefit associated with our operating loss.  Accounts payable and accrued expenses increased by $109,000 to $1,065,000 at December 29, 2012, from $956,000 at December 31, 2011, due to the increase in inventory.

Cash Flows	Fiscal Year ended
	December 29, 2012	December 31, 2011
	(In thousands)

Net cash used in operating activities	$(1,107)	$(910)
Net cash used in financing activities	(16)	(24)
Net decrease in cash and cash equivalents	(1,123)	(934)
Cash and cash equivalents at beginning of year	1,594	2,528
Cash and cash equivalents at end of year	$471	$1,594

Cash used in operating activities was $1,107,000 for the fiscal year ended December 29, 2012 compared with cash used in operating activities of $910,000 for the fiscal year ended December 31, 2011.  In the fiscal year ended December 29, 2012, our cash flow from operating activities  reflected net loss of $824,000, a $56,000 increase in accounts receivable, a $309,000 increase in inventories, a $120,000 increase in prepaid expenses, and a $289,000 increase in income taxes refundable, offset by a $109,000 increase in accounts payable and accrued expenses.

We used $16,000 in financing activities in the fiscal year ended December 29, 2012 for the repurchase of common stock, compared to $24,000 used in the fiscal year ended December 31, 2011 for the repurchase of common stock.

As a result of the foregoing, our cash and cash equivalents decreased to $471,000 at December 29, 2012 from $1,594,000 at December 31, 2011.

We believe our existing cash and cash equivalents on hand at December 29, 2012, the cash flows expected from operations, and a $289,000 increase in income taxes refundable payable in 2013 will be sufficient to support our operating and capital requirements during the next twelve months.  However, we may require additional financing in order to accomplish or exceed our business plans for future periods.

Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.  While we may purchase an additional 360,000 shares of common stock based on such authorization, we did not purchase any shares of our common stock from the first quarter of fiscal 2009 until December 2011.  During December 2011, we repurchased 14,492 shares at a cost of $24,115.   We repurchased an additional 8,480 shares in January and February 2012 at a cost of $16,000.  Cumulatively, from the beginning of our share repurchase program, we have purchased 1,829,000 shares at a cost of $5,318,000.

Contractual Obligations

We have no material contractual obligations at December 29, 2012.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates.  We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars.    We did not enter into any foreign exchange contracts in the year ended December 29, 2012.

Off-Balance Sheet Arrangements

None.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.              Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tofutti Brands, Inc.

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”)  as of December 29, 2012 and December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal year ended December 29, 2012 and the fiscal year ended, December 31, 2011.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Tofutti Brands, Inc. as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for the fiscal year ended December 29, 2012 and fiscal year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, NJ

March 29, 2013

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$471	$1,594
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $303 and $486 respectively	1,880	1,936
Inventories, net of reserve of $100 and $50, respectively	1,750	1,441
Prepaid expenses	77	122
Deferred costs	165	—
Refundable income taxes	331	42
Deferred income taxes	—	265
Total current assets	4,674	5,400

Leasehold improvements, net of accumulated amortization of $48 and $43, respectively	—	5
Other assets	16	16
	$4,690	$5,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$446	$319
Accrued expenses	436	637
Deferred revenue	183	—
Total current liabilities	1,065	956

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 29, 2012, and 5,162,186 shares at December 31, 2011	52	52
Additional paid-in capital	—	—
Retained earnings	3,573	4,413
Total stockholders’ equity	3,625	4,465
Total liabilities and stockholders’ equity	$4,690	$5,421

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Fiscal year ended December 29, 2012	Fiscal Year ended December 31, 2011

Net sales	$14,343	$15,926
Cost of sales	10,392	11,441
Gross profit	3,951	4,485

Operating expenses:
Selling and warehousing	1,647	1,493
Marketing	638	513
Product development costs	643	546
General and administrative	1,935	1,801
	4,863	4,353

(Loss) income before provision for income tax	(912)	132

Income tax (benefit) expense	(88)	89

Net (loss) income	$(824)	$43

Weighted average common shares outstanding:
Basic	5,154	5,176
Diluted	5,154	5,176

Net (loss) income per common share:
Basic	$(0.16)	$0.01
Diluted	$(0.16)	$0.01

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 29, 2012 and December 31, 2011
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, January 1, 2011	5,176,678	$52	$7	$4,387	$4,446
Stock repurchase	(14,492)	—	(7)	(17)	(24)
Net income for year ended December 31, 2011	—	—	—	43	43
Balances, December 31, 2011	5,162,186	$52	$—	$4,413	$4,465
Stock repurchase	(8,480)	—	—	(16)	(16)
Net loss for year ended December 29, 2012	—	—	—	(824)	(824)
Balances, December 29, 2012	5,153,706	52	—	$3,573	$3,625

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 29, 2012	Fiscal Year ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(824)	$43
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Amortization	5	5
Provision for bad debts and sales promotions	(183)	166
Deferred taxes	265	(79)
Change in assets and liabilities:
Accounts receivable	239	(764)
Inventories	(309)	256
Prepaid expenses	(120)	(106)
Income taxes refundable	(289)	(42)
Accounts payable and accrued expenses and compensation	109	(389)
Net cash flows used in operating activities	(1,107)	(910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(16)	(24)
Net cash flows used in financing activities	(16)	(24)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,123)	(934)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	1,594	2,528
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$471	$1,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$6	$312

See accompanying notes to financial statements.

NOTE 1:           LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2012, Tofutti Brands, Inc. (the “Company”) had approximately $471 in cash compared to $1,594 at December 31, 2011.  Net cash used in operating activities for the year ended December 29, 2012 was $1,107 compared to $910 used in operations for the year ended December 31, 2011.  Net cash used in operating activities for the year ended December 29, 2012 was primarily the result of our net loss of $824 as well as increases in inventory and related deferred costs.

During the year ended December 29, 2012, $16 was used in financing activities compared to $24 used in financing activities during the year ended December 31, 2011.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net loss for the year ended December 29, 2012 and cash used in operations, the Company may require additional financing in order to accomplish or exceed their business plans for future periods. The Company is instituting cost cutting measures in fiscal year 2013 as a way to increase profitability in future periods.

The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen cost and expenses, economic environment, increased competition, and other factors beyond the Company’s control.  Management cannot provide assurance that the Company will operate profitably in the future, or that it will not require significant additional financing in order to accomplish or exceed the objectives of its business plan.  Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

NOTE 2:           DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of nondairy frozen desserts and other food products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st.  Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended on December 29, 2012 and December 31, 2011, respectively.

Estimates and Uncertainties - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowance for doubtful accounts, sales promotion accruals, inventory reserves and reserves for uncertain tax positions.  Actual results could differ from those estimates.

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

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables.  During the year, the Company’s cash balance at its financial institution exceeded the FDIC limit of $250.

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral.  Management feels that credit risk beyond the established allowances at December 29, 2012 is limited.

During the fiscal years ended December 29, 2012 and December 31, 2011, the Company derived approximately 86% and 87%, respectively, of its net sales domestically.  The remaining sales in both periods were exports to foreign countries.  The accounts receivable balance of one customer represented approximately 11% of total accounts receivable at December 29, 2012 and 11% of total accounts receivable at December 31, 2011. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 45% and 35% of the Company’s net sales for the fiscal years ended December 29, 2012 and December 31, 2011.

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

Deferred Revenue and Deferred Costs - Deferred revenue represents amounts from sales of the Company’s product that have been billed, but for which the transactions have not met its revenue recognition criteria.  The cost of the related product has been recorded as deferred costs on its balance sheet.

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

The Company purchased approximately 26% and 28% of its finished products from one supplier and 30% and 24% of its finished products from another supplier during the periods ended December 29, 2012 and December 31, 2011, respectively.

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

Net Income Per Share - Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options.  For the fiscal years ended December 29, 2012 and December 31, 2011, stock equivalents of 0 shares and 41,000 shares, respectively were excluded from diluted earnings per share calculations since the effect was anti-dilutive due to overall net loss as of December 29, 2012 and because the strike price was greater than the quoted market value as of December 31, 2011.

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011

Net (loss) income, numerator, basic and diluted computation	$(824)	$43

Weighted average shares - denominator basic computation	5,154	5,176
Effect of dilutive stock options	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,176
Net (loss) income per common share:
Basic	$(0.16)	$0.01
Diluted	$(0.16)	$0.01

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

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $989 and $1,033 during the fiscal years ended December 29, 2012  and December 31, 2011, respectively.  Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred.  Advertising expenses amounted to $279 and $244 during the fiscal years ended December 29, 2012  and December 31, 2011, respectively.

Product Development Costs  - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $643 and $546 during the fiscal years ended December 29, 2012  and December 31, 2011, respectively.

Recent Accounting Pronouncements - Accounting Standards Updates that became effective during fiscal 2012 or after are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 3:           INVENTORIES

Inventories consist of the following:

	December 29, 2012	December 31, 2011
Finished products	$1,099	$1,003
Raw materials and packaging	651	438
	$1,750	$1,441

NOTE 4:           STOCK OPTIONS

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

The following is a summary of stock option activity from January 1, 2011 to December 29, 2012:

	1993 PLAN INCENTIVE OPTIONS		2004 DIRECTORS’ PLAN NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Total Aggregate Intrinsic Value ($)
Outstanding at January 1, 2011	—	—	51,000	2.90	—
Exercisable at January 1, 2011	—	—	51,000	2.90	—
Expired in fiscal 2011	—	—	10,000	2.90	—
Outstanding at December 31, 2011	—	—	41,000	2.90	—
Exercisable at December 31, 2011	—	—	41,000	2.90	—
Expired in fiscal 2012	—	—	41,000	2.90	—
Outstanding at December 29, 2012	—	—	0	—	—

There were no stock options granted in the last two fiscal years, and no options were outstanding as of year-end, December 29, 2012.

NOTE 5:           LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey.  The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen.  The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement.  Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in 2012 and $81 in 2011.  The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 6:           INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
Current:
Federal	$(334)	$134
State	—	14
	(334)	148
Deferred:
Federal	191	(50)
State	55	(9)
	246	(59)
Total income tax expense (benefit)	$(88)	$89

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended December 29, 2012 and December 31, 2011 follows:

	December 29, 2012	December 31, 2011
Income tax expense computed at federal statutory rate	$(310)	$45
State income taxes, net of federal income tax benefit	21	10
Permanent items	16	(4)
Change in federal valuation allowance	172	—
Other items	13	38
	$(88)	$89

Deferred tax assets for the fiscal years ended December 29, 2012 and December 31, 2011 consist of the following components:

	December 29, 2012	December 31, 2011
Allowance for doubtful accounts	$109	$194
Inventory	80	51
State net operating loss	16	—
Other	6	20
Valuation allowance	(211)	—
Deferred tax asset	$—	$265

Management has concluded that based upon all available evidence it is more likely than not that deferred tax assets will not be utilized.  The Company has recorded a valuation allowance in the amount of $211 during the year ended December 29, 2012. The remaining deferred tax asset is offset by the federal unrecorded tax benefit.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 29, 2012 and December 31, 2011:

Balance at January 1, 2011	$178
Additions based on tax positions related to the prior year	75
Balance at December 31, 2011	$253
Additions based on tax positions related to the current year	(62)
Balance at December 29, 2012	$191

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $115 of accrued interest and penalties related to uncertain tax positions.  The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $306.

The liability at December 29, 2012 for uncertain tax positions is included in accrued expenses.  The Company’s federal and state tax returns are open to examination for the years 2009 to 2011.

NOTE 7:           RELATED PARTY TRANSACTIONS

Effective October 1, 2012, the Company entered into an agreement with a director pursuant to which the director agreed to provide it with  certain consulting and business development services relating to the introduction of the Company to potential users, licensees, and co-developers of its  products. Under this agreement, which is for an initial one year term that renews automatically for additional one-year periods if notice of termination is not provided thirty days in advance of the anniversary of the effective date of the agreement, the director would be entitled to receive a 10% commission on sales if the Company entered into a licensing agreement  with a third party and a 5% commission on sales to a third party that does not enter into a license agreement with it. In addition, the Company agreed that if the director is instrumental in the sale of any of its securities to a third party, the Company would enter into an agreement to compensate him for such services, based upon the fair market value of such services. The Company also agreed to pay him an expense allowance of $2,500 a month and paid him a total of $7,500 in the year ended December 29, 2012. This agreement was approved by the Company’s audit committee and board of directors, with the director abstaining from such consideration.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 29, 2012, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2012.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 29, 2012 because of the following material weaknesses in internal controls over financial reporting:

●
a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

Remediation Plan

We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 29, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.           Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	81	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	61	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	60	Director
Joseph Fischer	73	Director
Aaron Forem	58	Director
Philip Gotthelf	60	Director
Scott Korman	58	Director
Reuben Rapoport	84	Director
Franklyn Snitow	66	Director

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

Scott Korman was elected to serve as a member of the Board of Directors and the Audit Committee of the Registrant on December 13, 2011 by our Board of Directors.   Mr. Korman founded Nashone, Inc., a private equity firm, in 1984 and is its President. Nashone is also involved in financial advisory, turnaround and general management assignments. Mr. Korman is currently Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer.  He previously served as Chairman and CEO of Best Manufacturing Group LLC., a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full service dairy, processing and distributing milk, ice cream mix and ice cream products.  Mr. Korman received a B.S. in Economics from the University of Pennsylvania Wharton School in 1977.   He also serves on the boards of various not-for-profit groups and was the founder of the Englewood Business Forum. Mr. Korman’s experience as a CEO of a frozen dessert company enhances the breadth of experience of the board of directors.

 Reuben Rapoport, our former Director of Product Development who retired in April 2003, has been a director since July 1983. Mr. Rapoport’s product development background and knowledge about our company enhances the breadth of experience of the board of directors.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2012 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2012 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2012	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2011	450,000	—	—	—	—	—	450,000
and Director	2010	450,000	350,000	—	—	—	—	800,000

Steven Kass	2012	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2011	125,000	—	—	—	—	—	125,000
	2010	125,000	150,000					275,000

The aggregate value of all other perquisites and other personal benefits furnished to each of these  executive officers was less than $10,000 in both the 2012 and 2011 fiscal years.

Grants of Plan-Based Awards for Fiscal 2012

There were no stock options awarded during the fiscal year ended December 29, 2012.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 29, 2012 based on the number of meetings attended.  Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended.  Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.  Messrs. Forem and Snitow waive their compensation.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 29, 2012.  Each non-employee director is considered independent under NYSE MKT listing standards.  Messrs. Forem and Snitow waive their compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Neal S. Axelrod	9,000	—	—	—	—	—		9,000
Joseph Fischer	500	—	—	—	—	—		500
Aaron Forem	—	—	—	—	—	—		—
Philip Gotthelf	7,500	—	—	—	—	7,500	*	15,000
Scott Korman	1,500	—	—	—	—	—		1,500
Reuben Rapoport	—	—	—	—	—	—		—
Franklyn Snitow	—	—	—	—	—	—		—

*Mr. Gotthelf receives a $2,500 per month expense allowance pursuant to a consulting agreement.  See Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

The following tables set forth as of March 26, 2013 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	51.0%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 26, 2013 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)           Based on 5,153,706 shares issued and outstanding as of March 26, 2013.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	51.0%
Steven Kass	220,000	4.3%
Franklyn Snitow	47,200	*
Reuben Rapoport	41,100	*
Neal S. Axelrod	1,000	*
Joseph Fischer	0	*
Philip Gotthelf	0	*
Aaron Forem	0	*
Scott Korman	0	*
All Executive Officers and Directors as a group (9 persons)	2,939,740	57.1%

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

(3)           Based on 5,153,706 shares issued and outstanding as of March 26, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Effective October 1, 2012, we entered into an agreement with our director, Philip Gotthelf, pursuant to which Mr. Gotthelf agreed to provide us with  certain consulting and business development services relating to the introduction of our company to potential users, licensees, and co-developers of our  products. Under this agreement, which is for an initial one year term that renews automatically for additional one-year periods if notice of termination is not provided thirty days in advance of the anniversary of the effective date of the agreement, Mr. Gotthelf would be entitled to receive a 10% commission on sales  if we entered into a licensing agreement  with a third party and a 5% commission on sales to a third party that does not enter into a license agreement with us. In addition, we agreed that if Mr. Gotthelf is instrumental in the sale of any of our securities to a third party, we would enter into an agreement to compensate him for such services, based upon the fair market value of such services. We also agreed to pay Mr. Gotthelf an expense allowance of $2,500 a month and paid him a total of $7,500 in the year ended December 29, 2012. This agreement was approved by our audit committee and board of directors, with Mr. Gotthelf abstaining from such consideration.

Item 14.	Principal Accounting Fees and Services.

Fees for independent registered public accounting firms for fiscal 2012 and 2013

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 29, 2012 and December 31, 2011 for services rendered by EisnerAmper LLP.

	2012	2011
Audit fees	$98,000	$96,000
Audit-related fees	—	—
Total Audit & Audit-related fees	$98,000	$96,000
Tax fees	—	—
All other fees	—	—
Total fees	$98,000	$96,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.  During fiscal 2012 and 2011, we incurred audit fees with EisnerAmper LLP in the amount of $98,000 and $96,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees.  No such fees were billed in fiscal 2012 and 2011.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.  No such fees were billed in 2012 or 2011.  The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Tofutti Brands Inc. 2004 Non-Employee Directors’ Stock Option Plan.(4)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document*

101.SCH	Schema Document*

101.CAL	Calculation Linkbase Document*

101.DEF	Definition Linkbase Document*

101.LAB	Labels Linkbase Document*

101.PRE	Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2013.

TOFUTTI BRANDS INC.
(Registrant)

/s/David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz
David Mintz
Chairman of the Board
and Chief Executive Officer

/s/Steven Kass
Steven Kass
Secretary, Treasurer and
Chief Financial and Principal Accounting Officer

/s/ Neal S. Axelrod
Neal S. Axelrod
Director

/s/ Joseph Fischer
Joseph Fischer
Director

Aaron Forem
Director

/s/ Philip Gotthelf
Philip Gotthelf
Director

/s/ Scott Korman
Scott Korman
Director

Reuben Rapoport
Director

Franklyn Snitow
Director

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)

3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)

3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)

3.2	By-laws.(1)

4.1	Tofutti Brands Inc. 2004 Non-Employee Directors’ Stock Option Plan.(4)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document*

101.SCH	Schema Document*

101.CAL	Calculation Linkbase Document*

101.DEF	Definition Linkbase Document*

101.LAB	Labels Linkbase Document*

101.PRE	Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as Appendix B to the Registrant’s Schedule 14A filed May 10, 2004 and hereby incorporated by reference thereto.