Form 10-Q
period 2013-03-30
TOFUTTI BRANDS INC
filed 2013-05-14
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2013 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	March 30, 2013	December 29, 2012*
Assets
Current assets:
Cash and cash equivalents	$454	$471
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $318 and $303 respectively	1,673	1,880
Inventories, net of reserve of $100 and $100, respectively	1,967	1,750
Prepaid expenses	66	77
Deferred costs	205	165
Refundable income taxes	332	331
Total current assets	4,697	4,674

Other assets	16	16
	$4,713	$4,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$759	$446
Accrued expenses	370	436
Deferred revenue	227	183
Total current liabilities	1,356	1,065

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at March 30, 2013, and 5,153,706 shares at December 29, 2012	52	52
Additional paid-in capital	—	—
Retained earnings	3,305	3,573
Total stockholders’ equity	3,357	3,625
Total liabilities and stockholders’ equity	$4,713	$4,690

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended March 30, 2013	Thirteen weeks ended March 31, 2012

Net sales	$3,439	$3,290
Cost of sales	2,435	2,477
Gross profit	1,004	813

Operating expenses:
Selling	482	385
Marketing	144	132
Research and development	161	168
General and administrative	479	468
	1,266	1,153

Loss before income taxes	(262)	(340)

Income tax benefit (expense)	(6)	130

Net loss	$(268)	$(210)

Weighted average common shares outstanding:
Basic	5,154	5,155
Diluted	5,154	5,155

Net loss per common share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen weeks ended March 30, 2013	Thirteen weeks ended March 31, 2012

Cash flows used in operating activities, net	$(17)	$(605)

Cash flows used in financing activities, net	—	(17)

Net (decrease) in cash and cash equivalents	(17)	(622)

Cash and cash equivalents at beginning of period	471	1,594

Cash and cash equivalents at end of period	$454	$972

Supplemental cash flow information:
Income taxes paid	$6	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:   Liquidity and Capital Resources

At March 30, 2013, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $454 in cash compared to $471 at December 29, 2012.  Net cash used in operating activities for the thirteen weeks ended March 30, 2013 was $17 compared to $605 used in operating activities for the thirteen weeks ended March 31, 2012.  Net cash used in operating activities for the thirteen weeks ended March 30, 2013 was primarily a result of the net loss of $268 as well as increases in inventory offset by increases in accounts payable and accrued expenses and a decrease in accounts receivable.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net loss for the thirteen  week period ended March 30, 2013, and cash used in operations, the Company may require additional financing in order to accomplish or exceed their business plans for future periods.  The Company is instituting cost cutting measures for fiscal year 2013 as a way to increase profitability and operating cash flow in future periods.

The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen cost and expenses, economic environment, increased competition, and other factors beyond the Company’s control.  Management cannot provide assurance that the Company will operate profitably in the future, or that it will not require significant additional financing in order to accomplish or exceed the objectives of its business plan.  Consequently, the Company’s historical operating results cannot be relied on as an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Note 2:   Description of Business

Tofutti is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

Note 3:   Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 29, 2012 are derived from our audited financial statements for the year ended December 29, 2012.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2012 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen week period ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 4:   Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended March 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of material significance, or have potential material significance, to the Company.

Note 5:   Inventories

The composition of inventories is as follows:

	March 30, 2013	December 29, 2012

Finished products	$1,326	$1,099
Raw materials and packaging	641	651
	$1,967	$1,750

Note 6:   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  As of the period ended March 30, 2013, the Company has recorded a full valuation allowance on its deferred tax asset balances.

Note 7:   Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of  common shares outstanding.  Diluted earnings per common share for the periods ended March 30, 2013 and March 31, 2012 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 0 and 41,000 non-qualified options granted to directors, respectively, that were antidilutive because of the net loss in the thirteen week periods ended March 30, 2013 and March 31, 2012, respectively.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended March 30, 2013	Thirteen Weeks Ended March 31, 2012
Numerator
Net loss-basic and diluted	$(268)	$(210)
Denominator
Denominator for basic earnings per share weighted average shares	5,154	5,155
Effect of dilutive securities stock options	—	—
Denominator for diluted earnings per share	5,154	5,155

Loss per share
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

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

Deferred Revenue and Costs. Deferred revenue represents amounts from sales of our products that have been billed, but for which the transactions have not met our revenue recognition criteria. The cost of the related products have been recorded as deferred costs on our balance sheet.

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

Income Taxes.  The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions.  If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.  Our federal and state tax returns are open to examination for the years 2009 through 2012.

Results of Operations

Thirteen Weeks Ended March 30, 2013 Compared with Thirteen Weeks Ended March 31, 2012

Net sales for the thirteen weeks ended March 30, 2013  were $3,439,000, an increase of $149,000, or 5%, from net sales of $3,290,000 for the thirteen weeks ended March 31, 2012.  We believe that our sales will continue to improve during the remainder of fiscal 2013 due to the introduction of new products and price increases instituted in the first and second quarters of this year, which will become effective at various times in the second and third quarters of this year.  These increases will range from 5% to 10%, depending on the product category.

Our gross profit increased to $1,004,000 in the period ended March 30, 2013 from $813,000 in the period ended March 31, 2012 due to the increase in sales.  Our gross profit percentage was 29% for the period ending March 30, 2013 compared to 25% for the period ending March 31, 2012. The increase in our gross profit percentage was due primarily to price increases in certain product categories during the first quarter of 2013 and not having certain promotional allowance programs that were in place during the 2012 thirteen week period repeated in the 2013 thirteen week period.  Freight out expense, a significant part of our cost of sales, increased by $49,000, or 20%, to $290,000 for the thirteen weeks ended March 30, 2013 compared with $241,000 for the thirteen weeks ended March 31, 2012.  As a percentage of sales, freight out expense increased to 8% in the 2013 thirteen week period compared to 7% for the 2012 thirteen week period.  We expect freight out expense to continue at a higher level in 2013 due to the increased cost of oil, which will also negatively impact our packaging costs.

Selling expenses increased by $97,000, or 25%, to $482,000 for the thirteen weeks ended March 30, 2013 compared to $385,000 for the thirteen weeks ended March 31, 2012.  This increase was due principally to increases in payroll expense of $100,000 due to the addition of three salespersons and an increase in commissions expense of $20,000, which were partially offset by decreases in messenger costs of $14,000 and outside warehouse expense of $16,000.  We anticipate that the current period's selling expenses will continue on the same or a slightly higher level for the balance of 2013 due to higher payroll costs resulting from the additional sales personnel.

Marketing expenses increased by $12,000, or 9% to $144,000 for the thirteen weeks ended March 30, 2013 compared to $132,000 for the thirteen weeks ended March 31, 2012 due principally to increases in artwork and plate expense of $12,000 and newspaper advertising expense of $27,000, which were partially offset by a reduction in public relations expense of $15,000 and magazine advertising expense of $9,000. We anticipate that the current period's marketing expenses will continue on the same level for the balance of 2013.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $7,000, or 4% to $161,000 for the thirteen weeks ended March 30, 2013 from $168,000 for the thirteen weeks ended March 31, 2012, due to a decrease in lab costs and maintenance and repair expense of $33,000, which was partially offset by an increase in professional fees and outside services expense of $30,000.

General and administrative expenses increased by $11,000, or 3% to $479,000 for the thirteen weeks ended March 30, 2013 compared with $468,000 for the thirteen weeks ended March 31, 2012 due to an increase in payroll costs of $16,000 and an increase in professional fees and outside services expense of $30,000, which were partially offset by a decrease in IT expense of $26,000. The increase in professional fees and outside services expense was due to legal fees, kashrut or rabbinical certification fees, and other consulting fees.  The decrease in IT expense was due to no expense for internal website design as there was in the 2012 period. We anticipate that the current period's general and administrative expenses will continue on the same level, or increase slightly, for the balance of 2013.

For the thirteen weeks ended March 30, 2013, we recognized income tax expense of $6,000 compared to an income tax benefit of $130,000 for the thirteen weeks ended March 31, 2012.  The income tax expense in 2013 was related to the pre-tax loss without recognizing an income tax benefit related to the net operating loss which our management believes we will be unable to utilize.  The income tax benefit for the thirteen weeks ended March 31, 2012 was primarily related to the net operating loss generated during the quarter.

The effective income tax expense rate for the thirteen weeks ended March 30, 2013 was 2% compared to 38% for the thirteen weeks ended March 31, 2012.  The decrease in our effective tax rate was primarily a result of not recording an income tax benefit related to the current year net operating loss estimated for fiscal year 2013.

Liquidity and Capital Resources

As of March 30, 2013, we had approximately $454,000 in cash and cash equivalents and our working capital was approximately $3.3 million, compared with approximately $471,000 in cash and cash equivalents and working capital of $3.6 million at December 29, 2012.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 30, 2013	Thirteen Weeks ended March 31, 2012
Net cash used in operating activities	$(17,000)	$(605,000)
Net cash used in financing activities	—	(17,000)
Net change in cash and cash equivalents	$(17,000)	$(622,000)

The decrease in our cash and cash equivalents for the thirteen weeks ended March 30, 2013 is primarily attributable to the $17,000 used in operating activities. The net cash used in operating activities was the result of the $268,000 net loss in the period and a $217,000 increase in inventory, offset in part by an increase in accounts payable and accrued expenses of $291,000 and a decrease in accounts receivable of $207,000.  Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger selling periods of the second and third quarters.  Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the thirteen weeks ended March 30, 2013.  We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.  During December 2011, we repurchased 14,492 shares at a cost of $24,115, and we repurchased an additional 8,480 shares in January and February 2012 at a cost of $16,000.  We have made no purchases since February 2012.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 30, 2013.

Recent Accounting Pronouncements

See Note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 30, 2013, our company's chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 30, 2013.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 30, 2013 because of the following material weaknesses in internal controls over financial reporting:

●
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at March 30, 2013, that will not require us to hire additional personnel.

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

Item 1A.                 Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 29, 2012.

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

Date: May 14, 2013