Form 10-Q
period 2013-06-29
TOFUTTI BRANDS INC
filed 2013-08-13
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2013 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	June 29, 2013	December 29, 2012*
Assets
Current assets:
Cash and cash equivalents	$351	$471
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $308 and $303, respectively	2,123	1,880
Inventories, net of reserve of $100 and $100, respectively	1,866	1,750
Prepaid expenses	53	77
Deferred costs	260	165
Refundable income taxes	332	331
Total current assets	4,985	4,674

Other assets	16	16
	$5,001	$4,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$708	$446
Accrued expenses	468	436
Deferred revenue	288	183
Total current liabilities	1,464	1,065

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 29, 2013, and 5,153,706 shares at December 29, 2012	52	52
Retained earnings	3,485	3,573
Total stockholders’ equity	3,537	3,625
Total liabilities and stockholders’ equity	$5,001	$4,690

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended June 29, 2013	Thirteen weeks ended June 30, 2012	Twenty-six weeks ended June 29, 2013	Twenty-six weeks ended June 30, 2012

Net sales	$4,262	$3,699	$7,701	$6,989
Cost of sales	2,773	2,566	5,208	5,043
Gross profit	1,489	1,133	2,493	1,946

Operating expenses:
Selling and warehouse	464	422	946	807
Marketing	180	193	324	326
Research and development	160	185	321	353
General and administrative	504	498	984	966
	1,308	1,298	2,575	2,452

Income (loss) before income taxes	181	(165)	(82)	(506)

Income tax (benefit) expense	—	(67)	6	(197)

Net income (loss)	$181	$(98)	$(88)	$(309)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net income (loss) per common share:
Basic and diluted	$0.04	$(0.02)	$(0.02)	$(0.06)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-six weeks ended June 29, 2013	Twenty-six weeks ended June 30, 2012

Cash (used in) operating activities, net	$(120)	$(1,292)

Cash (used in) financing activities, net	—	(17)
Net (decrease) in cash and cash equivalents	(120)	(1,309)

Cash and cash equivalents at beginning of period	471	1,594

Cash and cash equivalents at end of period	$351	$285

Supplemental cash flow information:
Income taxes paid	$6	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:   Liquidity and Capital Resources

At June 29, 2013, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $351 in cash compared to $471 at December 29, 2012.  Net cash used in operating activities for the twenty-six weeks ended June 29, 2013 was $120 compared to $1,292 used in operating activities for the twenty-six weeks ended June 30, 2012.  Net cash used in operating activities for the twenty-six weeks ended June 29, 2013 was primarily a result of the net loss of $88 as well as increases in inventory and accounts receivable offset by increases in accounts payable and accrued expenses.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net loss for the twenty-six week period ended June 29, 2013, and cash used in operations, the Company may require additional financing in order to accomplish or exceed their business plans for future periods.  The Company is instituting cost cutting measures for fiscal year 2013 as a way to increase profitability and operating cash flow in future periods.

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

Note 3:  Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 29, 2012 are derived from our audited financial statements for the year ended December 29, 2012.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen and twenty-six  week periods ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year or any other period.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 4:   Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen or twenty-six weeks ended June 29, 2013 that are of material significance, or have potential material significance, to the Company.

Note 5:   Inventories

The composition of inventories is as follows:

	June 29, 2013	December 29, 2012

Finished products	$1,410	$1,099
Raw materials and packaging	456	651
	$1,866	$1,750

Note 6:   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  As of the period ended June 29, 2013, the Company has recorded a full valuation allowance on its deferred tax asset balances.

Note 7:  Earnings (Loss) Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of  common shares outstanding.  Diluted earnings per common share for the periods ended June 29, 2013 and June 30, 2012 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for each period were 0 and 41,000 non-qualified options granted to directors, respectively, that were antidilutive because of the net loss in the twenty-six week periods ended June 29, 2013 and June 30, 2012, respectively. Not included in the calculation for the thirteen weeks ended June 30, 2012 were 41,000 non-qualified options granted to directors that were antidilutive because of the net loss in the period.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended June 29, 2013	Thirteen Weeks Ended June 30, 2012	Twenty-six Weeks Ended June 29, 2013	Twenty-six Weeks Ended June 30, 2012
Numerator
Net income (loss)-basic and diluted	$181	$(98)	$(88)	$(309)
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,154	5,154	5,154
Earnings (loss) per common share basic and diluted	$0.04	$(0.02)	$(0.02)	$(0.06)

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

Results of Operations

Thirteen Weeks Ended June 29, 2013 Compared with Thirteen Weeks Ended June 30, 2012

Net sales for the thirteen weeks ended June 29, 2013 were $4,262,000, an increase of $563,000, or 13%, from net sales of $3,699,000 for the thirteen weeks ended June 30, 2012.  The increase in sales was primarily from increased sales of our non-dairy cheese products.  We believe that our sales will continue to improve during the remainder of fiscal 2013 due to the introduction of new products and price increases instituted throughout the year.  These price increases will range from 5% to 10%, depending on the product category.

Our gross profit increased to $1,489,000 in the period ended June 29, 2013 from $1,133,000 in the period ended June 30, 2012 due to the increase in sales.  Our gross profit percentage was 35% for the period ending June 29, 2013 compared to 31% for the period ending June 30, 2012. The increase in our gross profit percentage was due primarily to price increases in certain product categories during the second  quarter of 2013 and not having certain promotional allowance programs that were in place during the 2012 thirteen week period repeated in the 2013 thirteen week period.  Freight out expense, a significant part of our cost of sales, decreased by $57,000, or 21%, to $217,000 for the thirteen weeks ended June 29, 2013 compared with $274,000 for the thirteen weeks ended June 30, 2012.  As a percentage of sales, freight out expense decreased to 5% in the 2013 thirteen week period compared to 7% for the 2012 thirteen week period.  Our freight out expense during the second quarter was positively impacted by lower fuel costs and more full loads of product being shipped.  We expect freight out expense to continue at a lower level in 2013 due to these factors.

Selling expenses increased by $42,000, or 10%, to $464,000 for the thirteen weeks ended June 29, 2013 compared to $422,000 for the thirteen weeks ended June 30, 2012.  This increase was due principally to increases in payroll expense of $73,000 due to the addition of three salespersons and an increase in travel, entertainment and auto expense of $23,000, which increases were partially offset by decreases in meetings and conventions expense of $20,000 and outside warehouse rental expense of $30,000.  Outside warehouse rental expense declined due to the reduction in inventory. We anticipate that the current period’s selling expenses will continue on the same level for the balance of 2013 due to higher payroll costs resulting from the additional sales personnel.

Marketing expenses decreased by $13,000, or 7%, to $180,000 for the thirteen weeks ended June 29, 2013 compared to $193,000 for the thirteen weeks ended June 30, 2012 due principally to decreases in artwork and plate expense of $7,000, magazine advertising expense of $15,000, public relations expense of $21,000, promotions expense of $9,000, and point of sales materials expense of $5,000, which decreases were partially offset by an increase in newspaper advertising expense of $44,000. We anticipate that the current period’s marketing expenses will continue on the same level for the balance of 2013.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $25,000, or 14%, to $160,000 for the thirteen weeks ended June 29, 2013 from $185,000 for the thirteen weeks ended June 30, 2012, due to a decrease in lab costs and supplies expense of $22,000.

General and administrative expenses increased slightly by $7,000, or 1%, to $505,000 for the thirteen weeks ended June 29, 2013 compared with $498,000 for the thirteen weeks ended June 30, 2012 due to increases in payroll costs of $8,000, professional fees and outside services expense of $8,000, public relations expense of $5,000, and general insurance expense of $8,000, which increases were partially offset by a decrease in IT expense of $28,000. The decrease in IT expense was due to no expense for internal website design as there was in the 2012 period. We anticipate that our general and administrative expenses will continue on the same level for the balance of 2013.

For the thirteen weeks ended June 29, 2013, we recognized no income tax expense compared to an income tax benefit of $67,000 for the thirteen weeks ended June 30, 2012.  The effective income tax expense rate for the thirteen weeks ended June 29, 2013 was 0% compared to 41% for the thirteen weeks ended June 30, 2012.  The decrease in our effective tax rate was primarily a result of not recording an income tax expense for the period, which is because we expect to break even for the year ending December 28, 2013.  The income tax benefit for the thirteen weeks ended June 30, 2012 was primarily related to the net operating loss generated during the quarter.

Twenty-Six Weeks Ended June 29, 2013 Compared with Twenty-Six Weeks Ended June 30, 2012

Net sales for the twenty-six weeks ended June 29, 2013  were $7,701,000, an increase of $712,000, or 10%, from net sales of $6,989,000 for the twenty-six weeks ended June 30, 2012.  The increase in sales was primarily from increased sales of our non-dairy cheese products.

Our gross profit increased to $2,493,000 in the period ended June 29, 2013 from $1,946,000 in the period ended June 30, 2012 due to the increase in sales.  Our gross profit percentage was 32% for the period ending June 29, 2013 compared to 28% for the period ending June 30, 2012. The increase in our gross profit percentage was due primarily to price increases in certain product categories during the second quarter  of 2013 and not having certain promotional allowance programs that were in place during the 2012 twenty-six week period repeated in the 2013 twenty-six week period.  Freight out expense, a significant part of our cost of sales, decreased by $8,000, or 2%, to $507,000 for the twenty-six weeks ended June 29, 2013 compared to $515,000 for the twenty-six weeks ended June 30, 2012. Our freight out expense during the twenty-six weeks ending June 29, 2013 was positively impacted by lower fuel costs and a more efficient shipping process in which more full loads of products were being shipped. As a percentage of sales, freight out expense was 7% in both the 2013 and 2012 twenty-six week periods.

Selling expenses increased by $139,000, or 17%, to $946,000 for the twenty-six weeks ended June 29, 2013 compared to $807,000 for the twenty-six weeks ended June 30, 2012.  This increase was due principally to increases in payroll expense of $173,000 due to the addition of three salespersons, commissions expense of $23,000, and travel, entertainment and auto expense of $25,000, which increases were partially offset by decreases in outside warehouse rental expense of $47,000, messenger costs of $22,000, and meeting and convention expense of $14,000.  Outside warehouse rental expense declined due to the reduction in inventory on hand in the current period compared to inventory in the twenty-six weeks ended June 30, 2012.

Marketing expenses decreased slightly by $2,000, or 1%, to $323,000 for the twenty-six weeks ended June 29, 2013 compared to $325,000 for the twenty-six weeks ended June 30, 2012 due principally to increases in artwork and plate expense of $6,000 and newspaper advertising expense of $71,000, which increases were offset by a reduction in public relations expense of $36,000, magazine advertising expense of $24,000, promotion expense of $13,000, and point of sale material expense of $6,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $32,000, or 9%, to $321,000 for the twenty-six weeks ended June 29, 2013 from $353,000 for the twenty-six weeks ended June 30, 2012, due to a decrease in lab costs and supplies expense of $53,000, which decrease was partially offset by an increase in professional fees and outside services expense of $33,000.

General and administrative expenses increased by $18,000, or 2%, to $984,000 for the twenty-six weeks ended June 29, 2013 compared with $966,000 for the twenty-six weeks ended June 30, 2012 due to increases in payroll costs of $23,000, professional fees and outside services expense of $38,000, and travel, entertainment and auto expense of $5,000, which increases were partially offset by a decrease in IT expense of $53,000. The increase in professional fees and outside services expense was due to legal fees, kashrut or rabbinical certification fees, and other consulting fees.  The decrease in IT expense was due to no expense for internal website design as there was in the 2012 period.

For the twenty-six weeks ended June 29, 2013, we recognized an income tax expense of $6,000 compared to an income tax benefit of $197,000 for the twenty-six weeks ended June 30, 2012.  The effective income tax expense rate for the twenty-six weeks ended June 29, 2013 was 7% compared to 41% for the twenty-six weeks ended June 30, 2012. We did not record an income tax expense related to the current year due to our net operating loss for the six months ended June 29, 2013. The income tax benefit for the twenty-six weeks ended June 30, 2012 was primarily related to the net operating loss generated during the period.

Liquidity and Capital Resources

As of June 29, 2013, we had approximately $351,000 in cash and cash equivalents and our working capital was approximately $3.5 million, compared with approximately $471,000 in cash and cash equivalents and working capital of $3.6 million at December 29, 2012.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 29, 2013	Twenty-Six Weeks ended June 30, 2012
Net cash (used in) operating activities	$(120,000)	$(1,292,000)
Net cash (used in) financing activities	—	(17,000)
Net (decrease) in cash and cash equivalents	$(120,000)	$(1,309,000)

The decrease in our cash and cash equivalents for the twenty-six weeks ended June 29, 2013 is attributable to the $120,000 used in operating activities. The net cash used in operating activities was the result of the $88,000 net loss in the period and a $312,000 increase in current assets, offset in part by an increase in current liabilities of $399,000.  Inventory increased by $116,000 as a result of purchases by us of finished goods in preparation for the historically stronger selling periods of the second and third quarters, while accounts receivables increased by $243,000 due to the higher level of sales.  Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the twenty-six weeks ended June 29, 2013.  We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 29, 2013, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 29, 2013, our company’s chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 29, 2013.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of June 29, 2013 because of the following material weaknesses in internal controls over financial reporting:

●
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at June 29, 2013, that will not require us to hire additional personnel.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                Default Upon Senior Securities

None.

Item 4.                Removed and Reserved

Item 5.                Other Information

None.

Item 6.                Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document*
101.SCH	Schema Document*
101.CAL 101.DEF	Calculation Linkbase Document* Definition Linkbase Document*
101.LAB	Labels Linkbase Document*
101.PRE	Presentation Linkbase Document*

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

Date: August 13, 2013

