Form 10-Q
period 2013-09-28
TOFUTTI BRANDS INC
filed 2013-11-12
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2013 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	September 28, 2013	December 29, 2012*
Assets
Current assets:
Cash and cash equivalents	$297	$471
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $323 and $303, respectively	2,230	1,880
Inventories, net of reserve of $100 and $100, respectively	1,912	1,750
Prepaid expenses	142	77
Deferred costs	304	165
Refundable income taxes	—	331
Total current assets	4,885	4,674

Other assets	16	16
	$4,901	$4,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$844	$446
Accrued expenses	332	436
Deferred revenue	336	183
Total current liabilities	1,512	1,065

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 28, 2013, and 5,153,706 shares at December 29, 2012	52	52
Retained earnings	3,337	3,573
Total stockholders’ equity	3,389	3,625
Total liabilities and stockholders’ equity	$4,901	$4,690

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended September 28, 2013	Thirteen weeks ended September 29, 2012	Thirty-nine weeks ended September 28, 2013	Thirty-nine weeks ended September 29, 2012

Net sales	$3,442	$3,498	$11,143	$10,486
Cost of sales	2,405	2,616	7,613	7,658
Gross profit	1,037	882	3,530	2,828

Operating expenses:
Selling and warehouse	404	350	1,351	1,157
Marketing	161	184	485	509
Research and development	130	144	450	497
General and administrative	450	483	1,434	1,450
	1,145	1,161	3,720	3,613

Loss before income taxes	(108)	(279)	(190)	(785)

Income tax (benefit) expense	41	(62)	46	(259)

Net loss	$(149)	$(217)	$(236)	$(526)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.10)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-nine weeks ended September 28, 2013	Thirty-nine weeks ended September 29, 2012

Cash (used in) operating activities, net	$(174)	$(1,364)

Cash (used in) financing activities, net	—	(17)
Net (decrease) in cash and cash equivalents	(174)	(1,381)

Cash and cash equivalents at beginning of period	471	1,594

Cash and cash equivalents at end of period	$297	$213

Supplemental cash flow information:
Income taxes paid	$6	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:   Liquidity and Capital Resources

At September 28, 2013, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $297 in cash compared to $471 at December 29, 2012.  Net cash used in operating activities for the thirty-nine weeks ended September 28, 2013 was $174 compared to $1,364 used in operating activities for the thirty-nine weeks ended September 29, 2012.  Net cash used in operating activities for the thirty-nine weeks ended September 28, 2013 was primarily a result of the net loss of $236 as well as increases in inventory and accounts receivable offset by increases in accounts payable and accrued expenses.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net loss for the thirty-nine week period ended September 28, 2013, and cash used in operations, the Company may require additional financing in order to accomplish or exceed their business plans for future periods.  The Company has instituted cost cutting measures for fiscal year 2013 as a way to increase profitability and operating cash flow in future periods.

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

Note 3:  Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 29, 2012 are derived from our audited financial statements for the year ended December 29, 2012.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen and thirty-nine week periods ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year or any other period.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 4:  Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen or thirty-nine weeks ended September 28, 2013 that are of material significance, or have potential material significance, to the Company.

Note 5:  Inventories

The composition of inventories is as follows:

	September 28, 2013	December 29, 2012

Finished products	$1,307	$1,099
Raw materials and packaging	605	651
	$1,912	$1,750

Note 6:  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  As of the periods ended September 28, 2013 and December 29, 2012, the Company has recorded a full valuation allowance on its deferred tax asset balances.

Note 7: Earnings (Loss) Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of  common shares outstanding.  Diluted earnings per common share for the periods ended September 28, 2013 and September 29, 2012 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. There were no potentially dilutive securities outstanding for the thirteen and thirty-nine weeks ended, September 28, 2013.  Not included in the calculation for the thirteen and thirty-nine weeks ended September 29, 2012 were 41,000 non-qualified options granted to directors that were antidilutive because of the net loss in the periods.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The following table sets forth the computation of basic and diluted loss per share:

	Thirteen Weeks Ended Sept. 28, 2013	Thirteen Weeks Ended Sept. 29, 2012	Thirty-nine Weeks Ended Sept. 28, 2013	Thirty-nine Weeks Ended Sept. 29, 2012
Numerator
Net loss-basic and diluted	$(149)	$(217)	$(236)	$(526)
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,154	5,154	5,154
Loss per common share basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.10)

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

Income Taxes.  The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions.  If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.  Our federal and state tax returns are open to examination for the years 2010 through 2012.

Deferred Revenue and Costs. Deferred revenue represents amounts from sales of our products that have been billed and shipped, but for which the transactions have not met our revenue recognition criteria. The cost of the related products have been recorded as deferred costs on our balance sheet.

Results of Operations

Thirteen Weeks Ended September 28, 2013 Compared with Thirteen Weeks Ended September 29, 2012

Net sales for the thirteen weeks ended September 28, 2013 were $3,442,000, a decrease of $56,000, or 2%, from net sales of $3,498,000 for the thirteen weeks ended September 29, 2012.  The decrease in sales was primarily a result of decreased sales of our frozen dessert products coupled with a smaller than anticipated increase in non-dairy cheese product sales.  Our frozen dessert sales continue to be negatively impacted by the overall industry decline in sales of all frozen dessert categories.

Our gross profit in the thirteen week period ended September 28, 2013 was $1,037,000, an increase of $155,000 or 18%, compared to $882,000 in the thirteen week period ended September 29, 2012.  Our gross profit percentage was 30% for the period ending September 28, 2013 compared to 25% for the period ending September 29, 2012.   The increase in our gross profit percentage was due primarily to price increases in certain product categories during the second quarter of 2013 and not having certain promotional allowance programs that were in place during the 2012 thirteen week period repeated in the 2013 thirteen week period.  Freight out expense, a significant part of our cost of sales, increased by $88,000, or 44%, to $290,000 for the thirteen weeks ended September 28, 2013  compared with $202,000 for the thirteen weeks ended September 29, 2012.  As a percentage of sales, freight out expense increased to 8% in the 2013 thirteen week period compared to 6% for the 2012 thirteen week period.  Our freight out expense during the third quarter was negatively impacted by higher fuel costs that occurred during the summer months in 2013 and the fact that during September we relocated our refrigerated products to a new warehouse, which led us to incur additional non-recurring freight expense. We expect that our move to the new warehouse location will generate  operational savings in future periods that will more than offset the cost of the move.  We expect freight out expense to return to its historical percentage of sales during the fourth quarter.

Selling expenses increased by $54,000, or 15%, to $404,000 for the thirteen weeks ended September 28, 2013 compared to $350,000 for the thirteen weeks ended September 29, 2012.  This increase was due principally to increases in payroll expense of $18,000 due to the addition of two salespersons in the period, who were hired to assist in the effort to increase our sales, and an increase in outside warehouse rental expense of $36,000 due to the higher level of inventory.  We anticipate that the current period’s selling expenses will continue on the same level for the balance of 2013 due primarily to higher payroll costs resulting from the additional sales personnel.

Marketing expenses decreased by $23,000, or 13%, to $161,000 for the thirteen weeks ended September 28, 2013 compared to $184,000 for the thirteen weeks ended September 29, 2012 due principally to decreases in television and radio advertising expense of $12,000, public relations expense of $12,000, and promotions expense of $11,000, which decreases were partially offset by an increase in artwork and plate expense of $7,000. We anticipate that the current period’s marketing expenses will continue on the same level for the balance of 2013.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $14,000, or 10%, to $130,000 for the thirteen weeks ended September 28, 2013 from $144,000 for the thirteen weeks ended September 29, 2012, due to a decrease in payroll expense of $3,000, professional fees and outside services of $2,000 and equipment repairs of $5,000.  We anticipate that our research and development expenses will continue at the same level for the remainder of 2013.

General and administrative expenses decreased by $33,000, or 7%, to $450,000 for the thirteen weeks ended September 28, 2013 compared with $483,000 for the thirteen weeks ended September 29, 2012 due to decreases in travel and entertainment expense of $7,000, professional fees and outside services expense of $2,000, public relations expense of $10,000, and IT expense of $17,000. We anticipate that our general and administrative expenses will continue on the same level for the balance of 2013.

For the thirteen weeks ended September 28, 2013, we recognized income tax expense of $41,000 compared to income tax benefit of $62,000 for the thirteen weeks ended September 29, 2012.  The increase in income tax expense was due to the change in our estimate for the refundable income taxes which we finalized when amending our returns during the thirteen weeks ending September 28, 2013. The income tax benefit for the thirteen weeks ended September 29, 2012 was primarily related to the net operating loss generated during the period.

Thirty-nine Weeks Ended September 28, 2013 Compared with Thirty-nine Weeks Ended September 29, 2012

Net sales for the thirty-nine weeks ended September 28, 2013 were $11,143,000, an increase of $657,000, or 6%, from net sales of $10,486,000 for the thirty-nine weeks ended September 29, 2012.  The increase in sales was primarily from increased sales of our non-dairy cheese products.  Our frozen dessert sales continue to be negatively impacted by the overall industry decline in sales of all frozen dessert categories.

Our gross profit in the period ended September 28, 2013 was $3,530,000, an increase of $702,000, or 25%, compared to $2,828,000 in the period ended September 29, 2012.  Our gross profit percentage was 32% for the period ending September 28, 2013 compared to 27% for the period ending September 29, 2012. The increase in our gross profit percentage was due primarily to price increases in certain product categories during the second quarter  of 2013 and not having certain promotional allowance programs that were in place during the 2012 thirty-nine week period repeated in the 2013 thirty-nine week period.  Freight out expense, a significant part of our cost of sales, increased by $80,000, or 11%, to $797,000 for the thirty-nine weeks ended September 28, 2013 compared to $717,000 for the thirty-nine weeks ended September 29, 2012 due to the higher level of sales, which was positively impacted by a more efficient shipping process in which more full loads of products were being shipped.  As a percentage of sales, freight out expense was 7% in both the 2013 and 2012 thirty-nine week periods.

Selling expenses  increased by $194,000, or 17%, to $1,351,000 for the thirty-nine weeks ended September 28, 2013 compared to $1,157,000 for the thirty-nine weeks ended September 29, 2012.  This increase was due principally to increases in payroll expense of $191,000 due to the addition of three  salespersons, who were hired to assist in the effort to increase our sales, commissions expense of $20,000, and travel, entertainment and auto expense of $22,000, which increases were partially offset by decreases in outside warehouse rental expense of $11,000, messenger costs of $18,000, and meeting and convention expense of $13,000.  Outside warehouse rental expense declined due to the reduction in inventory on hand in the current period compared to inventory in the thirty-nine weeks ended September 29, 2012.

Marketing expenses decreased by $24,000, or 5%, to $485,000 for the thirty-nine weeks ended September 28, 2013 compared to $509,000 for the thirty-nine weeks ended September 29, 2012 due principally to decreases in television and radio advertising expense of $12,000, magazine advertising expense of $21,000, public relations expense of $48,000, point of sale material expense of $7,000, and promotion expense of $21,000, which decreases were offset by increases in artwork and plate expense of $13,000 and newspaper advertising expense of $74,000, such increase a result of the promotion of new products introduced during 2013.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $47,000, or 9%, to $450,000 for the thirty-nine weeks ended September 28, 2013 from $497,000 for the thirty-nine weeks ended September 29, 2012, due to a decrease in payroll expense of $9,000, lab expenses of $54,000, equipment repair expense of $8,000, which decreases were partially offset by increases in professional fees and outside services expense of $31,000.

General and administrative expenses decreased by $16,000, or 1%, to $1,434,000 for the thirty-nine weeks ended September 28, 2013 compared with $1,450,000 for the thirty-nine weeks ended September 29, 2012 due to decreases in IT expense of $70,000 and public relations expense of $12,000, which expenses were partially offset by increases in payroll costs of $25,000, professional fees and outside services expense of $36,000, auto expense of $5,000 and building maintenance expense of $4,000. The increase in professional fees and outside services expense was due to legal fees, kashrut or rabbinical certification fees, and other consulting fees.  The decrease in IT expense was due to no expense for internal website design as there was in the 2012 period.

For the thirty-nine weeks ended, September 28, 2013, we recognized income tax expense of $46,000 compared to income tax benefit of $259,000 for the thirty-nine weeks ended, September 29, 2012.  The increase in income tax expense was due to the change in our estimate for the refundable income taxes which we finalized when amending our returns during the thirteen weeks ending September 28, 2013.  The income tax benefit for the thirty-nine weeks ended September 29, 2012 was primarily related to the net operating loss generated during the period.

Liquidity and Capital Resources

As of September 28, 2013, we had approximately $297,000 in cash and cash equivalents and our working capital was approximately $3.4 million, compared with approximately $471,000 in cash and cash equivalents and working capital of $3.6 million at December 29, 2012.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended September 28, 2013	Thirty-nine Weeks ended September 29, 2012
Net cash used in operating activities	$(174,000)	$(1,364,000)
Net cash used in financing activities	—	(17,000)
Net decrease in cash and cash equivalents	$(174,000)	$(1,381,000)

The decrease in our cash and cash equivalents for the thirty-nine weeks ended September 28, 2013 is attributable to the $174,000 used in operating activities. The net cash used in operating activities was the result of the $236,000 net loss in the period and a $211,000 increase in current assets, offset in part by an increase in current liabilities of $447,000.  Inventory increased by $162,000 as a result of purchases by us of finished goods in preparation for the historically stronger selling periods of the second and third quarters, while accounts receivables increased by $350,000 due to the higher level of sales in the 2013 thirty-nine week period as compared to the 2012 thirty-nine week period.  Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the thirty-nine weeks ended September 28, 2013.  We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

Our Board of Directors first instituted a share repurchase program in September 2000 which, after several amendments, has to date authorized the repurchase of 2,200,000 shares of our common stock at prevailing market prices.   In January and February 2012, we purchased 8,480 shares at a cost of $16,000. We have made no purchases since February 2012.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 28, 2013, we did not have any material contractual obligations or commercial commitments.

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

Item 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 28, 2013, our company’s chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 28, 2013.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of September 28, 2013 because of the following material weaknesses in internal controls over financial reporting:

14

●
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at September 28, 2013, that will not require us to hire additional personnel.

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

Since mid-2011, when our then largest customer, Trader Joe’s (which accounted for 9% of our net sales in fiscal 2011 and 19% of our net sales in fiscal 2010), discontinued stocking branded goods, our sales have declined and the loss of revenues has affected our profitability. We had net income of $43,000 in the year ended December 31, 2011 and incurred a net loss of $824,000 in the year ended December 29, 2012.  While net sales for the thirty-nine weeks ended September 28, 2013 increased by 6% to $11. 1 million from net sales of $10.5 million for the thirty-nine weeks ended September 29, 2012, we incurred a loss of  $236,000 for the 2013 thirty-nine week period.   If we are unable to continue to increase revenues, we may not be able to return to or sustain  profitable operations in the future or generate positive cash flows from our operations. The lack of sufficient working capital could also negatively impact our ability to introduce and adequately promote new products.

As of September 28, 2013, we had approximately $297,000 in cash and cash equivalents and our working capital was approximately $3.4 million, compared with approximately $471,000 in cash and cash equivalents and working capital of $3.6 million at December 29, 2012.  To the extent that we continue to incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

              There have been no other material changes to our “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Date: November 12, 2013

