Form 10-K
period 2013-12-28
TOFUTTI BRANDS INC
filed 2014-03-28
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter:  $3,784,899

As of March 25, 2014, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included herein are the fifty-two week periods ended December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand nondairy frozen desserts and other food products.  TOFUTTI products are nondairy, soy-based products which contain no butterfat, cholesterol or lactose.  Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts.  Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.  Substantially all of our products are completely vegan and our soy-cheese products are gluten free as well.  In addition, all of our products are certified kosher-parve and all of our soy-cheese products are also certified halal.

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

We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons.  In order to broaden the use of our soy-cheese products, we incorporate them into our branded food products such as blintzes, pizza, ravioli and other frozen entrée products.  As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising, and a strong word-of-mouth marketing program.  We believe that our ability to offer a wide range of nondairy/ vegan soy-based, kosher-parve products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line of nondairy soy-based products.  Our products include frozen desserts, nondairy soy-based cheeses and spreads, and other frozen food products.

Frozen Desserts

w
Premium TOFUTTI® nondairy frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants.  Premium TOFUTTI was the first nondairy frozen dessert to be marketed to the general public through supermarkets.  We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three gallon bulk cans and one soft-serve flavor.

w
TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a choice of one of five different fillings between two chocolate wafers.  Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.  Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best selling novelties in the freezer case.  Like all our frozen dessert products, they are completely trans fat free, including the wafers.  For those individuals who cannot have chocolate, we offer our TOTALLY VANILLA TOFUTTI CUTIE, made from vanilla TOFUTTI between two vanilla wafers, while our KEY LIME CUTIE combines tangy lime-flavored TOFUTTI between two vanilla wafers.

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

w
HOORAY HOORAY is a sugar free stick novelty made with stevia, a natural sugar replacement ideal for those individuals who want to avoid sugar without using an artificial sweetener.  Each bar has a creamy center of vanilla Tofutti, surrounded by a sugar-free chocolate coating containing crisped rice.

w	CAFÉ LATTE is a stick novelty with a center of rich coffee flavored Tofutti surrounded by a deep chocolate coating.

w	BLACK GOLD is a stick novelty, which takes rich chocolate Tofutti and enrobes it in a deep, dark chocolate coating.

w
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

w
TOFUTTI also offers versions of BETTER THAN CREAM CHEESE and SOUR SUPREME without partially hydrogenated fat and no trans fatty acids.  They are also made with organic sugar and are available in most health food stores.  Non-hydrogenated fat BETTER THAN CREAM CHEESE is available in three flavors and the plain flavor is also available in one ounce portion-controlled cups, 5 lb. containers, or 30 lb. boxes for food service customers.  This version of SOUR SUPREME is also available in 5 lb. containers, or 30 lb. boxes for food service customers.

w
TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious nondairy, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids.  Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors  Mozzarella and American.  The Mozzarella version is also available in 40 lb. blocks for food service customers.

w
BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative offers  consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes.  Available in 16 oz. retail containers and 5 lb. containers and 30 lb. boxes for food service customers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

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

w
TOFUTTI RAVIOLI combine our delicious BETTER THAN RICOTTA CHEESE® blend with egg free pasta into a healthy and filling meal.  The product is available in jumbo round and bite-sized square sizes sold in 12 oz bags and is available in freezer cases in many health food stores.

2014 Product Introductions

Beginning in the second quarter of 2014, we plan to introduce  a new line of frozen dessert pints, a new frozen dessert stick novelty, shredded soy-cheeses, additional flavors of soy-cheese slices and new frozen prepared entrées that incorporate our soy-cheese products.

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

In addition to ice cream and cheese distributors, our products are handled by almost every major national and regional natural and/or gourmet specialty distributor in the country.  We distribute our products through thirty (30) distributors in the national health food market.  In certain situations, we also sell directly to several major supermarket chains who maintain their own warehouses.

Our sales to health food accounts in fiscal 2013 decreased to approximately $6,674,000, or 45% of total sales, from approximately $7,088,000, or 49% of total sales, in fiscal 2012.  Our sales to the kosher market increased to approximately $1,565,000, or 11% of sales, in fiscal 2013, from sales of approximately $1,127,000, or 8% of sales, in fiscal 2012.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 28, 2013		Fiscal Year ended December 29, 2012
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	$2,428	17%	$2,234	16%
Metropolitan New York	2,230	15%	2,186	15%
California	1,704	12%	1,866	13%
New England	1,653	11%	1,946	14%
Florida	928	6%	875	6%
Northwest	838	6%	702	5%
Mid-Atlantic	798	5%	718	5%
Southwest	496	3%	466	3%
Southeast	334	2%	286	2%
Upstate New York	283	2%	261	2%
Rocky Mountains	278	2%	310	2%

During fiscal 2013, we shipped our  products to distributors in Australia, Brazil, Canada, Egypt,  England, Israel, Malaysia, Mexico, Panama, South Africa, Taiwan, and Trinidad.  Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries.  Sales to foreign distributors increased to $2,414,000, or 16% of sales, in fiscal 2013, as compared to approximately $2,057,000, or 14% of sales, in fiscal 2012.  We conduct all of our foreign business in U.S. dollars.  Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

All of our current products were developed internally in our own laboratory.  David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation.  In fiscal 2013 and 2012, our product development expenses were approximately $585,000 and $643,000, respectively.  These amounts do not include any portion of Mr. Mintz’s salary.  All product development costs are expensed as incurred and are recorded as operating expenses in our financial  statements.

PRODUCTION

We believe that all of our products are produced under the strictest quality control procedures that are available in each manufacturing facility used by us.  These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; supervision of all our production by our kosher supervisory service; supervision of all our soy-cheese production by our halal supervisory service; and random testing by outside independent laboratories to ensure that our internal quality control procedures and guidelines are being properly followed.

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes.  Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations.  We currently utilize eight co-packers. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment.  For certain key product categories, such as nondairy frozen desserts and nondairy cheeses, we have more than one co-packer.  In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

During the years ended December 28, 2013 and December 29, 2012, we purchased approximately 27% and 26%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer, and 28% and 30% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer.

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

In order to protect our formulas, we have entered into confidentiality arrangements with our co-packers and some of our co-packers’ employees. All of our employees, including officers, sign similar confidentiality agreements.  There can be no assurance that such confidentiality arrangements can or will be maintained, or that our trade secrets, know-how and marketing ability cannot be obtained by others, or that others do not now possess similar or even more effective capabilities.

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

Halal Certification

In early 2013, we completed a halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, SOUR SUPREME and BETTER THAN RICOTTA products and at Whitehall Specialties, the co-packer of our soy-cheese slices and bulk Better Than Mozzarella products.  This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois and currently applies only to those products manufactured by Franklin Foods and Whitehall Specialties.  Before IFANCA will permit its certification to be placed on a product, which is evidenced by its symbol, IFANCA must approve both the ingredients contained in the product and the facility processing the product.  Approval of the manufacturing facilities we use includes periodic inspections. There is a yearly renewal fee for certification.

TRADEMARKS AND PATENTS

We have registered our trademark, TOFUTTI®, and other trademarks for our frozen desserts and other products in the United States and approximately thirty-seven foreign countries.  We believe our trademarks are an important means of establishing consumer recognition for our products and we will vigorously oppose any unauthorized use of our trademarks.  We are not currently involved in any trademark litigation.

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

EMPLOYEES

On December 28, 2013, we employed twelve persons on a full-time basis as compared to fourteen persons on a full time basis on December 29, 2012.  We do not have any collective bargaining agreements with our employees.

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

Since mid-2011, when our then largest customer discontinued stocking branded goods, our sales have continued to be lower than in the years prior to 2011. While net sales in fiscal 2013 increased slightly over net sales in fiscal 2012, we continue to struggle to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net  losses of  $824,000 in the year ended December 29, 2012 and $908,000 in the year ended December 28, 2013.  If we are unable to increase revenues, we may not be able to return to or sustain  profitable operations in the future or generate positive cash flows from our operations.

As of December 28, 2013, we had $214,000 in cash and cash equivalents and our working capital was $2,701,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently.  Such distributors as a group accounted for 45% of our net sales for the fiscal years ended December 28, 2013 and December 29, 2012.  Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products.  During the years ended December 28, 2013 and December 29, 2012, we purchased approximately 27% and 26%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 28% and 30% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME,  and BETTER THAN RICOTTA co-packer.  Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

Our success is significantly dependent on the services of David Mintz (age 82), Chief Executive Officer, and Steven Kass (age 62), Chief Financial Officer.  The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally.  Worsening economic conditions may result in diminished demand for our products and in decreased sales volumes.  Recessionary environments adversely affect the demand for our products as a result of constraints on discretionary spending by our retail customers.  In addition, this could result in longer sales cycles, slower acceptance of new products and increased competition for our products, which in turn could cause us to reduce prices for our products resulting in reduced gross margins.  Any of these events would likely harm our business, operating results and financial condition.

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

Natural disasters, cyber-attacks or other breaches of network or information technology (IT) security, terrorist acts or acts of war may cause disrupt our systems and operations.  For example, the impact of Hurricane Sandy in 2012 caused our executive office in New Jersey to be closed for six days.  We expect that our inability to operate our facilities as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to our competitors.  While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain.  Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

In fiscal 2013 approximately 16% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.  To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.  International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year.  Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 28, 2013 because of the following material weaknesses in internal controls over financial reporting:

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2013 and 2012. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $538,000 and $596,000 during fiscal 2013 and 2012, respectively.

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

The following table sets forth the high and low sales prices as reported on the NYSE MKT or its predecessors for the two most recent fiscal years:

Quarter Ended	High	Low
March 31, 2012	$2.55	$1.40
June 30, 2012	2.50	1.50
September 29, 2012	1.78	1.34
December 29, 2012	1.70	1.10
March 30, 2013	1.63	1.16
June 29, 2013	1.60	1.37
September 28, 2013	2.84	1.45
December 28, 2013	3.55	2.02

The closing price for our common stock on March 25, 2014, as reported on the NYSE MKT, was $5.42.

Holders of Record

As of March 25, 2014, there were approximately 520 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately an additional 600 shareholders.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

We do not have any equity compensation plans for our executive officers or employees, but we do have an equity compensation plan for our non-employee directors.

The following table sets forth, as of December 28, 2013, certain information related to our compensation plan under which shares of our common stock are authorized for issuance.

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

2004 Non-Employee Directors’ Stock Option Plan

Our shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) on June 3, 2004. The 2004 Directors’ Plan will expire on June 2, 2014. The purpose and intent of the 2004 Directors’ Plan is to attract and retain the best available individuals as non-employee directors of the company, to provide additional incentive to non-employee directors to continue to serve as directors and to encourage their continued service on the Board. All options granted under 2004 Directors’ Plan are “non-qualified stock options.” The maximum aggregate number of shares of common stock which may be issued under the 2004 Directors’ Plan is 100,000 shares.

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

The term of any option granted under the 2004 Directors’ Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than five years from the date of grant. All options granted under the 2004 Directors’ Plan have up to five-year terms and have vesting periods that range from one to three years from the grant date. The exercise price of any options granted under the 2004 Directors’ Plan is the fair market value at the date of grant. As of March 25, 2014, our non-employee directors as a group, consisting of seven persons, did not hold any options to purchase shares of common stock under the 2004 Directors’ Plan.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2013.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 28, 2013 (the fourth quarter of fiscal 2013).

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

Deferred Revenue and Costs. Deferred revenue represents amounts from sales of our product that have been billed and shipped, but for which the transactions have not met our revenue recognition criteria. The cost of the related product has been recorded as deferred costs on our balance sheet.

Recent Accounting Pronouncements

Accounting Standards updates that became effective after December 28, 2013 are not expected to have a significant effect on our financial position or results of operations.

Results of Operations

Key Factors Affecting Our Business

Our operations and the operating metrics discussed below have been, and will likely continue to be affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include among others, our ability to attain profitability in the future, dependence a few key distributors for a significant portion of our sales, dependence on several key suppliers to produce our products, competition, and our reliance on a limited number of key executives to manage our business. For further discussion of the factors affecting our results of operations, see “Risk Factors.”

We may not be able to attain profitability in the future.

Since mid-2011, when our then largest customer discontinued stocking branded goods, our sales have continued to be lower than in the years prior to 2011 as we have struggled to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net losses of $824,000 in the year ended December 29, 2012 and $908,000 in the year ended December 28, 2013. If we are unable to increase revenues, we may not be able to return to or sustain profitable operations in the future or generate positive cash flows from our operations.

As of December 28, 2013, we had $214,000 in cash and cash equivalents and our working capital was $2,701,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 45% of our net sales for the fiscal years ended December 28, 2013 and December 29, 2012. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended December 28, 2013 and December 29, 2012, we purchased approximately 27% and 26%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 28% and 30% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

Competition.

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

Our success is significantly dependent on the services of David Mintz (age 82), Chief Executive Officer, and Steven Kass (age 62), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

Fiscal Year Ended December 28, 2013 Compared with Fiscal Year Ended December 29, 2012

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week periods ended December 28, 2013 and December 29, 2012.

Net sales for the fiscal year ended December 28, 2013 were $14,692,000, an increase of $349,000, or 2%, from net sales of $14,343,000 for the fiscal year ended December 29, 2012. The increase in sales was primarily due to the increase of sales in our soy-cheese product line. Our frozen dessert business continues to be negatively impacted by the overall sluggishness of sales in the ice cream category. We intend to address this issue in the frozen dessert category with the introduction of a new frozen dessert pint line and stick novelty during the second quarter of 2014. We also intend to introduce several new soy-cheese products and frozen food entrée products throughout the balance of 2014. We believe our sales will improve during fiscal year 2014 due to the introduction of new products and price increases that were implemented in the first quarter of 2014.

Our gross profit in the year ended December 28, 2013 increased by $14,000 to $3,965,000 from $3,951,000, reflecting the increased level of sales. Our gross profit percentage for the year ended December 28, 2013 declined to 27% from 28% for the year ended December 29, 2012, primarily due to the increase in freight out expense. Freight out expense increased to $1,099,000 for the year ended December 28, 2013 compared with $989,000 for the year ended December 29, 2012. Freight out cost as a percentage of sales increased from 6.9% in 2012 to 7.5% in 2013. The increase in freight out expense in 2013 was a result of the higher level of sales for the year and the higher cost of shipping in general. We anticipate that our freight cost as a percentage of sales will approximate the 2013 percentages should fuel costs remain steady. Our gross profit was also impacted by price increases for certain key ingredients and packaging costs. We implemented price increases for some of our products in the first quarter of 2014, which we expect will help improve our profit margin in 2014. We also intend to institute cost cutting measures in fiscal 2014 to increase profitability in future periods.

Selling and warehousing expenses increased by $17,000, or 1%, to $1,664,000 for fiscal 2013 from $1,647,000 in fiscal 2012. This increase was caused primarily by a $130,000 increase in payroll expense, which was offset by decreases in outside warehouse rental expense of $58,000, bad debt expense of $44,000, messenger expense of $13,000 and meetings and conventions expense of $7,000. We anticipate that with the exception of commission expenses and outside warehouse rental expense, which are variable based on sales, and payroll expense, which should decrease in 2014, all other selling expenses in 2014 should remain relatively consistent with our expenses in 2013.

Marketing expenses increased in fiscal 2013 by $38,000, or 6%, to $676,000 from $638,000 in fiscal 2012. Increases in artwork and plates expense of $26,000, advertising expense of $43,000 and promotion expense of $27,000 were partially offset by decreases in in public relations expense of $35,000 and point of sale materials expense of $22,000. We expect marketing expenses to decline in fiscal 2014 compared to fiscal 2013 due to the elimination of certain promotion and advertising programs and a major reduction in public relations expense as a result of our decision to no longer employ a public relations firm after the first quarter of 2014.

Product development expenses decreased by $58,000, or 9%, to $585,000 in fiscal 2013 from $643,000 in fiscal 2012. The decrease was caused primarily by decreases in payroll expense of $7,000 and lab and supplies expense of $64,000, which were partially offset by an increase in professional fees and outside services expense of $28,000. We expect product development costs to remain constant in fiscal 2014.

General and administrative expenses increased slightly by $4,000 to $1,939,000 for fiscal 2013 as compared with $1,935,000 for fiscal 2012. The increase was primarily due to a $34,000 increase in payroll expense, a $41,000 increase in professional fees and outside services and a $38,000 increase in general insurance expense. These increases were offset by an $87,000 decrease in IT expense, a $13,000 decrease in public relations expense and a $7,000 decrease in office supplies expense. Our management expects that general and administrative expenses in 2014 will remain consistent with fiscal 2013 expenses.

Overall, total operating expenses in fiscal 2013 were essentially unchanged at $4,864,000 compared to total operating expenses of $4,863,000 in fiscal 2012.

Loss before income taxes decreased by $13,000 to a loss of $899,000 in fiscal 2013 as compared with a loss of $912,000 in fiscal 2012.

Income tax expense for the 2013 fiscal period was $9,000 compared to an income tax benefit of $88,000 for the 2012 fiscal period. Our income tax rate was 0% for the 2013 fiscal year compared to 10% in the 2012 fiscal year. The income tax expense in 2013 was due to our inability to recognize an income tax benefit related to our net operating loss, which management believes we will be unable to utilize.

Liquidity and Capital Resources

Our recent operating history has resulted in a decrease in our capital resources. At December 28, 2013, we had approximately $214,000 in cash and cash equivalents, and our working capital was $2,701,000, a decrease of $908,000 from December 29, 2012. Our current and quick acid test ratios, both measures of liquidity, were 2.8 and 1.6, respectively, at December 28, 2013 compared to 4.4 and 2.7, respectively, at December 29, 2012. We do not have a line of credit or other approved borrowing facility.

At December 28, 2013, our accounts receivable increased by $74,000 to $1,954,000 from December 29, 2012, reflecting the increase of sales in fiscal 2013. The average number of days outstanding for accounts receivable in fiscal 2013 decreased to 48 days from 55 days in fiscal 2012.

At December 28, 2013, our inventories increased to $1,844,000 from $1,750,000 at December 29, 2012. Refundable and deferred income taxes decreased from $331,000 at the end of fiscal 2012 to $0 at December 28, 2013 due to the lack of an income tax benefit associated with our operating loss. Accounts payable and accrued expenses increased by $424,000 to $1,489,000 at December 28, 2013, from $1,065,000 at December 29, 2012, due to the increase in inventory.

Cash Flows	Fiscal Year ended
	December 28, 2013	December 29, 2012
	(In thousands)

Net cash used in operating activities	$(257)	$(1,107)
Net cash used in financing activities	--	(16)
Net decrease in cash and cash equivalents	(257)	(1,123)
Cash and cash equivalents at beginning of year	471	1,594
Cash and cash equivalents at end of year	$214	$471

Cash used in operating activities was $257,000 for the fiscal year ended December 28, 2013 compared with cash used in operating activities of $1,107,000 for the fiscal year ended December 29, 2012. In the fiscal year ended December 28, 2013, our cash flow from operating activities reflected a net loss of $908,000, a $74,000 increase in accounts receivable, and a $94,000 increase in inventories, which were partially offset by a $37,000 decrease in prepaid expenses, a $331,000 decrease in income taxes refundable, offset by a $424,000 increase in accounts payable and accrued expenses.

We did not use any funds in financing activities in the fiscal year ended December 28, 2013 compared to $16,000 used in the fiscal year ended December 29, 2012 for the repurchase of common stock.

As a result of the foregoing, our cash and cash equivalents decreased to $214,000 at December 28, 2013 from $471,000 at December 29, 2012.

We believe our existing cash and cash equivalents on hand at December 28 2013, the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

Contractual Obligations

We had no material contractual obligations at December 28, 2013.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 28, 2013.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tofutti Brands, Inc.

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”) as of December 28, 2013 and December 29, 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands, Inc. as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 28, 2014

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	December 28,	December 29,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$214	$471
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $277 and $303 respectively	1,954	1,880
Inventories, net of reserve of $150 and $100, respectively	1,844	1,750
Prepaid expenses	40	77
Deferred costs	138	165
Refundable income taxes	—	331
Total current assets	4,190	4,674

Other assets	16	16
	$4,206	$4,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$877	$446
Accrued expenses	459	436
Deferred revenue	153	183
Total current liabilities	1,489	1,065

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 28, 2013, and 5,153,706 shares at December 29, 2012	52	52
Additional paid-in capital	—	—
Retained earnings	2,665	3,573
Total stockholders’ equity	2,717	3,625
Total liabilities and stockholders’ equity	$4,206	$4,690

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Fiscal year ended December 28, 2013	Fiscal Year ended December 29, 2012

Net sales	$14,692	$14,343
Cost of sales	10,727	10,392
Gross profit	3,965	3,951

Operating expenses:
Selling and warehousing	1,664	1,647
Marketing	676	638
Product development costs	585	643
General and administrative	1,939	1,935
	4,864	4,863

Loss before provision for income tax	(899)	(912)

Income tax expense (benefit)	9	(88)

Net loss	$(908)	$(824)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net loss per common share:
Basic and diluted	$(0.18)	$(0.16)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 28, 2013 and December 29, 2012
(In thousands, except for share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2011	5,162,186	$52	$—	$4,413	$4,465
Stock repurchase	(8,480)	—	—	(16)	(16)
Net loss for year ended December 29, 2012	—	—	—	(824)	(824)
Balances, December 29, 2012	5,153,706	52	—	$3,573	$3,625
Net loss for year ended December 28, 2013	—	—	—	(908)	(908)
Balances, December 28, 2013	5,153,706	$52	—	$2,665	$2,717

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 28, 2013	Fiscal Year ended December 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(908)	$(824)
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Amortization	—	5
Provision for bad debts and sales promotions	(26)	(183)
Deferred taxes	—	265
Change in assets and liabilities:
Accounts receivable	(48)	239
Inventories	(94)	(309)
Prepaid expenses	64	(120)
Income taxes refundable	331	(289)
Accounts payable and accrued expenses	424	109
Net cash flows used in operating activities	(257)	(1,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(16)
Net cash flows used in financing activities	—	(16)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(257)	(1,123)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	471	1,594
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$214	$471

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$6	$6

See accompanying notes to financial statements.

NOTE 1:	LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2013, Tofutti Brands, Inc. (the “Company”) had approximately $214 in cash compared to $471 at December 29, 2012. Net cash used in operating activities for the year ended December 28, 2013 was $257 compared to $1,107 used in operating activities for the year ended December 29, 2012. Net cash used in operating activities for the year ended December 28, 2013 was primarily the result of our net loss of $908 as well as increases in inventory and accounts receivable, which were partially offset by decreases in prepaid expenses and income taxes refundable and an increase in accounts payable and accrued liabilities.

During the year ended December 28, 2013, $0 was used in financing activities compared to $16 used in financing activities during the year ended December 29, 2012.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss for the year ended December 28, 2013 and cash used in operations, the Company may require additional financing in order to accomplish or exceed their business plans for future periods. The Company is instituting cost cutting measures in fiscal year 2014 as a way to increase profitability in future periods.

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended on December 28, 2013 and December 29, 2012, respectively.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 28, 2013 is limited.

During the fiscal years ended December 28, 2013 and December 29, 2012, the Company derived approximately 84% and 86%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of one customer represented approximately 8% of total accounts receivable at December 28, 2013 and 11% of total accounts receivable at December 29, 2012. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 45% and 45% of the Company’s net sales for the fiscal years ended December 28, 2013 and December 29, 2013.

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

Deferred Revenue and Deferred Costs - Deferred revenue represents amounts from sales of the Company’s product that have been billed and shipped, but for which the transactions have not met its revenue recognition criteria. The cost of the related product has been recorded as deferred costs on its balance sheet.

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

The Company purchased approximately 27% and 26% of its finished products from one supplier and 28% and 30% of its finished products from another supplier during the periods ended December 28, 2013 and December 29, 2012, respectively.

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

	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012

Net (loss) income, numerator, basic and diluted computation	$(908)	$(824)

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net (loss) income per common share:
Basic	$(0.18)	$(0.16)
Diluted	$(0.18)	$(0.16)

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable and accounts payable are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,099 and $989 during the fiscal years ended December 28, 2013 and December 29, 2012, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $323 and $279 during the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $585 and $643 during the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Recent Accounting Pronouncements - Accounting Standards Updates that became effective during fiscal 2013 or after are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 3:	INVENTORIES

Inventories consist of the following:

	December 28, 2013	December 29, 2012
Finished products	$1,342	$1,099
Raw materials and packaging	502	651
	$1,844	$1,750

NOTE 4:	STOCK OPTIONS

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

The following is a summary of stock option activity from December 31, 2011 to December 28, 2013:

	1993 PLAN INCENTIVE OPTIONS		2004 DIRECTORS’ PLAN NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Total Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	—	—	41,000	2.90	—
Exercisable at December 31, 2011	—	—	41,000	2.90	—
Expired in fiscal 2012	—	—	41,000	2.90	—
Outstanding at December 29, 2012	—	—	0	—	—
Exercisable at December 29, 2012	—	—	0	—	—
Expired in fiscal 2013	—	—	0	—	—
Outstanding at December 28, 2013	—	—	0	—	—

There were no stock options granted in the last two fiscal years, and no options were outstanding as of year-end, December 28, 2013.

NOTE 5:	LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in 2013 and $81 in 2012. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 6:	INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended December 28, 2013 and December 29, 2012 are as follows:

	December 28, 2013	December 29, 2012
Current:
Federal	$9	$(334)
State	—	—
	9	(334)
Deferred:
Federal		191
State		55
		246
Total income tax expense (benefit)	$9	$(88)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended December 28, 2013 and December 29, 2012 follows:

	December 28, 2013	December 29, 2012
Income tax expense computed at federal statutory rate	$(322)	$(310)
State income taxes, net of federal income tax benefit	2	21
Permanent items	12	16
Change in federal valuation allowance	317	172
Other items	—	13
	$9	$(88)

Deferred tax assets for the fiscal years ended December 28, 2013 and December 29, 2012 consist of the following components:

	December 28, 2013	December 29, 2012
Allowance for doubtful accounts	$100	$109
Inventory	94	80
Federal and state net operating loss	347	16
Other	6	6
Valuation allowance	(547)	(211)
Deferred tax asset	$—	$—

Management has concluded that based upon all available evidence it is more likely than not that deferred tax assets will not be utilized. The Company has recorded an increase in the valuation allowance in the amount of $336 during the year ended December 28, 2013. The remaining deferred tax asset is offset by the federal unrecorded tax benefit.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 28, 2013 and December 29, 2012:

Balance at December 31, 2011	$253
Reduction based on tax positions taken in a prior year	(62)
Balance at December 29, 2012	$191
Reduction due to the expiration of the statute of limitations	(13)
Balance at December 28, 2013	$178

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $91 and $115 of accrued interest and penalties related to uncertain tax positions at December 28, 2013 and December 29, 2012, respectively. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $269.

The liability at December 28, 2013 for uncertain tax positions is included in accrued expenses. The Company’s federal and state tax returns are open to examination for the years 2010 to 2013.

NOTE 7:	RELATED PARTY TRANSACTIONS

Effective October 1, 2012, the Company entered into an agreement with a director pursuant to which the director agreed to provide it with certain consulting and business development services relating to the introduction of the Company to potential users, licensees, and co-developers of its products. Under this agreement, which terminated on September 30, 2013, the director was entitled to receive a 10% commission on sales if the Company entered into a licensing agreement with a third party and a 5% commission on sales to a third party that does not enter into a license agreement with it. No payments were made under such provisions during the year ended December 28, 2013, but in the event such agreements are entered into in the three years subsequent to September 30, 2013, the Company would be obligated to pay the director such commissions for revenues arising out of relationships he initiated. In addition, the Company agreed that if the director is instrumental in the sale of any of its securities to a third party, the Company would enter into an agreement to compensate him for such services, based upon the fair market value of such services. The Company paid him an expense allowance of $2,500 a month and paid him a total of $7,500 in the year ended December 29, 2012 and $22,500 in the year ended December 28, 2013. This agreement was approved by the Company’s audit committee and board of directors, with the director abstaining from such consideration.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 28, 2013, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2013.

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

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework (1992) for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment.

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 28, 2013 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 28, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	82	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	62	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	61	Director
Joseph Fischer	74	Director
Philip Gotthelf	61	Director
Joseph N. Himy	44	Director
Scott Korman	59	Director
Reuben Rapoport	85	Director
Franklyn Snitow	67	Director

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

Joseph N. Himy was elected to serve as a member of the Board of Directors and the Audit Committee on October 30, 2013 by our Board of Directors. He has been Managing Director of The CFO Squad, a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services primarily for public companies, since August 2011. From May 2008 until August 2011, Mr. Himy was Chief Financial Officer of Vyteris, Inc., manufacturer of the first active transdermal patch approved by the U.S. Food and Drug Administration for the pain associated with blood draws, intravenous cannulations and laser ablation of superficial skin lesions. Prior to May 2008 and from October 2004, Mr. Himy held various other positions at Vyteris, including Corporate Controller and VP of Finance. Mr. Himy received a B.S. degree in Accounting from Brooklyn College of the City University of New York and is a certified public accountant. Mr. Himy’s accounting and financial and corporate governance experience background enhances the breadth of experience of the board of directors.

Scott Korman has served as member of the Board of Directors and the Audit Committee since December 2011. Mr. Korman founded Nashone, Inc., a private equity firm, in 1984 and is its President. Nashone is also involved in financial advisory, turnaround and general management assignments. Mr. Korman is currently Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer. He previously served as Chairman and CEO of Best Manufacturing Group LLC., a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full service dairy, processing and distributing milk, ice cream mix and ice cream products. Mr. Korman received a B.S. degree in Economics from the University of Pennsylvania Wharton School in 1977. He also serves on the boards of various not-for-profit groups and was the founder of the Englewood Business Forum. Mr. Korman’s experience as a CEO of a frozen dessert company enhances the breadth of experience of the board of directors.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised of Mr. Axelrod, who serves as chairman, Mr. Himy and Mr. Korman. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Mr. Axelrod is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2013 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2013 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2013	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2012	450,000	—	—	—	—	—	450,000
and Director	2011	450,000	—	—	—	—	—	450,000

Steven Kass	2013	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2012	125,000	—	—	—	—	—	125,000
	2011	125,000	—					125,000

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2013 and 2012 fiscal years.

Grants of Plan-Based Awards for Fiscal 2013

There were no stock options awarded during the fiscal year ended December 28, 2013.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 28, 2013 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended. Messrs. Forem and Snitow waive their compensation.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 28, 2013. Each non-employee director is considered independent under NYSE MKT listing standards. Mr. Forem waived his compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Neal S. Axelrod	18,000	—	—	—	—	—		18,000
Joseph Fischer	2,000	—	—	—	—	—		2,000
Aaron Forem*	—	—	—	—	—	—		—
Philip Gotthelf	3,600	—	—	—	—	22,500	**	26,100
Joseph N. Himy***	—
Scott Korman	8,000	—	—	—	—	—		8,000
Reuben Rapoport	—	—	—	—	—	—		—
Franklyn Snitow	500	—	—	—	—	—		500
* Mr. Forem resigned in October 2013.

**Mr. Gotthelf received a $2,500 per month expense allowance through September 30, 2013 pursuant to a consulting agreement. See Item 13. Certain Relationships and Related Transactions, and Director Independence.
***Mr. Himy was elected to the board in October 2013.

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

The following tables set forth as of March 25, 2014 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security ownership of certain beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	51.0%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2014 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2014.

Security ownership of management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	51.0%
Steven Kass	220,000	4.3%
Franklyn Snitow	47,200	*
Reuben Rapoport	41,100	*
Neal S. Axelrod	1,000	*
Joseph Fischer	0	*
Philip Gotthelf	0	*
Joseph N. Himy	0	*
Scott Korman	0	*
All Executive Officers and Directors as a group (9 persons)	2,939,740	57.1%

*	Less than 1%.

(1)
The address of Messrs. Mintz, Kass, Axelrod, Fischer, Gotthelf, Himy and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2014 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Effective October 1, 2012, we entered into an agreement with our director, Philip Gotthelf, pursuant to which Mr. Gotthelf agreed to provide us with certain consulting and business development services relating to the introduction of our company to potential users, licensees, and co-developers of our products. Under this agreement, which terminated on September 30, 2013, Mr. Gotthelf is entitled to receive a 10% commission on sales if we entered into a licensing agreement with a third party and a 5% commission on sales to a third party that does not enter into a license agreement with us. In addition, we agreed that if Mr. Gotthelf is instrumental in the sale of any of our securities to a third party, we would enter into an agreement to compensate him for such services, based upon the fair market value of such services. No payments were made under such provisions during the year ended December 28, 2013, but in the event such agreements are entered into in the three years subsequent to September 30, 2013, we would be obligated to pay Mr. Gotthelf such commissions for revenues arising out of relationships he initiated. We also agreed to pay Mr. Gotthelf an expense allowance of $2,500 a month and paid him a total of $22,500 in the year ended December 28, 2013 and $7,500 in the year ended December 29, 2012. This agreement was approved by our audit committee and board of directors, with Mr. Gotthelf abstaining from such consideration.

Item 14.	Principal Accounting Fees and Services.

Fees for independent registered public accounting firms for fiscal 2012 and 2013

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 28, 2013 and December 29, 2012 for services rendered by EisnerAmper LLP.

	2013	2012
Audit fees	$98,000	$98,000
Audit-related fees	—	—
Total Audit & Audit-related fees	$98,000	$98,000
Tax fees	—	—
All other fees	—	—
Total fees	$98,000	$98,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2013 and 2012, we incurred audit fees with EisnerAmper LLP in the amount of $98,000 and $98,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2013 or 2012.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2013 or 2012. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

33

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2014.

TOFUTTI BRANDS INC.
(Registrant)

/s/David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David Mintz
David Mintz Chairman of the Board and Chief Executive Officer

/s/Steven Kass
Steven Kass Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/Neal Axelrod
Neal S. Axelrod Director

Joseph Fischer Director

/s/Philip Gotthelf
Philip Gotthelf Director

/s/Joseph N. Himy
Joseph N. Himy Director

/s/Scott Korman
Scott Korman Director

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