Form 10-Q
period 2014-03-29
TOFUTTI BRANDS INC
filed 2014-05-13
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2014
☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2014 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	March 29, 2014	December 28, 2013*
Assets
Current assets:
Cash and cash equivalents	$185	$214
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $278 and $277, respectively	2,266	1,954
Inventories, net of reserve of $150 and $150, respectively	1,894	1,844
Prepaid expenses	60	40
Deferred costs	154	138
Total current assets	4,559	4,190

Other assets	16	16
	$4,575	$4,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$993	$877
Accrued expenses	589	459
Deferred revenue	170	153
Total current liabilities	1,752	1,489

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at March 29, 2014, and 5,153,706 shares at December 28, 2013	52	52
Additional paid-in capital	—	—
Retained earnings	2,771	2,665
Total stockholders’ equity	2,823	2,717
Total liabilities and stockholders’ equity	$4,575	$4,206

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended March 29, 2014	Thirteen weeks ended March 30, 2013
Net sales	$3,857	$3,439
Cost of sales	2,567	2,435
Gross profit	1,290	1,004

Operating expenses:
Selling	386	482
Marketing	127	144
Research and development	189	161
General and administrative	476	479
	1,178	1,266

Income (loss) before income taxes	112	(262)

Income tax (expense)	(6)	(6)

Net income (loss)	$106	$(268)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154

Net loss per common share:
Basic and diluted	$0.02	$(0.05)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen weeks ended March 29, 2014	Thirteen weeks ended March 30, 2013

Cash flows used in operating activities, net	$(29)	$(17)

Net (decrease) in cash and cash equivalents	(29)	(17)

Cash and cash equivalents at beginning of period	214	471

Cash and cash equivalents at end of period	$185	$454

Supplemental cash flow information:
Income taxes paid	$6	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:   Liquidity and Capital Resources

At March 29, 2014, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $185 in cash compared to $214 at December 28, 2013. Net cash used in operating activities for the thirteen weeks ended March 29, 2014 was $29 compared to $17 used in operating activities for the thirteen weeks ended March 30, 2013. Net cash used in operating activities for the thirteen weeks ended March 29, 2014 was primarily a result of increases in accounts receivable and inventory, which were partially offset by the increase in accounts payable, accrued expenses, and net income for the period.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net losses and cash used in operations in the previous two fiscal years, the Company may require additional financing in order to accomplish or exceed their business plans for future periods. The Company continues to implement cost cutting measures in fiscal year 2014 as a way to increase profitability and operating cash flow in future periods.

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

Note 3:   Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 28, 2013 are derived from our audited financial statements for the year ended December 28, 2013. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 4:   Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended March 29, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, that are of material significance, or have potential material significance, to the Company.

Note 5: Inventories

The composition of inventories is as follows:

	March 29, 2014	December 28, 2013
Finished products	$1,223	$1,342
Raw materials and packaging	671	502
	$1,894	$1,844

Note 6:   Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended March 29, 2014 and December 28, 2013, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7:   Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. As of March 29, 2014 and March 30, 2013, the company had no outstanding instruments that impact diluted earnings per share.

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. Our federal and state tax returns are open to examination for the years 2011 through 2013.

Results of Operations

Thirteen Weeks Ended March 29, 2014 Compared with Thirteen Weeks Ended March 30, 2013

Net sales for the thirteen weeks ended March 29, 2014 were $3,857,000, an increase of $418,000, or 12%, from net sales of $3,439,000 for the thirteen weeks ended March 30, 2013. We believe that our sales will continue to improve during the remainder of fiscal 2014 due to the introduction of new products and price increases instituted in the first and second quarters of this year. These increases will range from 5% to 10%, depending on the product and customer category.

Our gross profit increased to $1,290,000 in the period ended March 29, 2014 from $1,004,000 in the period ended March 30, 2013 due to the higher level of sales and higher gross profit percentage for the first quarter of 2014. Our gross profit percentage was 33% for the period ending March 29, 2014 compared to 29% for the period ending March 30, 2013. The increase in our gross profit percentage was due primarily to price increases in certain product and customer categories during the first quarter of 2014, not having certain promotional allowance programs that were in place during the 2013 thirteen week period and lower freight out costs for the first quarter of 2014 compared to the first quarter of 2013. Freight out expense, a significant part of our cost of sales, decreased by $83,000, or 29%, to $207,000 for the thirteen weeks ended March 29, 2014 compared with $290,000 for the thirteen weeks ended March 30, 2013. As a percentage of sales, freight out expense decreased to 5% in the 2014 thirteen week period compared to 8% for the 2013 thirteen week period. We expect freight out expense to continue at a lower level in 2014 as a result of our pick-up allowance program. The pick-up allowance we offer saves us a significant expense, because we no longer have to pay for shipping to the customers who utilize it, and it costs significantly less to offer it than for us to pay to ship the product.

Selling expenses decreased by $96,000, or 20%, to $386,000 for the thirteen weeks ended March 29, 2014 compared to $482,000 for the thirteen weeks ended March 30, 2013. This decrease was due principally to decreases in payroll expense of $72,000 due to the elimination of several salespersons, commission expense of $12,000, and meetings and conventions expense of $23,000, which were partially offset by an increase in outside warehouse expense of $11,000. We anticipate that the current period’s selling expenses will continue on the same lower level for the balance of 2014 due to lower payroll costs resulting from fewer sales personnel and other savings on expenses.

Marketing expenses decreased by $17,000, or 12%, to $127,000 for the thirteen weeks ended March 29, 2014 compared to $144,000 for the thirteen weeks ended March 30, 2013 due principally to decreases in newspaper advertising expense of $27,000, promotion expense of $13,000 and point of sale material expense of $14,000, which were partially offset by increases in artwork and plates expense of $6,000, television and radio advertising expense of $7,000 and public relations expense of $15,000. We anticipate that the current period’s marketing expenses will continue on the same lower level for the balance of 2014.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $28,000, or 17%, to $189,000 for the thirteen weeks ended March 29, 2014 from $161,000 for the thirteen weeks ended March 30, 2013, due to increases in payroll costs of $7,000, lab costs and maintenance and repair expense of $7,000, and professional fees and outside services expense of $15,000.

General and administrative expenses decreased slightly by $3,000, or 1%, to $476,000 for the thirteen weeks ended March 29, 2014 compared with $479,000 for the thirteen weeks ended March 30, 2013. We anticipate that the current period’s general and administrative expenses will continue on the same level, or decrease slightly, for the balance of 2014.

For the thirteen weeks ended March 29, 2014, we recognized income tax expense of $6,000 compared to income tax expense of $6,000 for the thirteen weeks ended March 30, 2013. The company has a history of losses and has a full valuation allowance on the deferred tax assets. The company has not recorded tax expense other than minimum state taxes for the thirteen weeks ending March 29, 2014 and March 30, 2013.

Liquidity and Capital Resources

As of March 29, 2014, we had approximately $185,000 in cash and cash equivalents and our working capital was approximately $2.8 million, compared with approximately $214,000 in cash and cash equivalents and working capital of $2.7 million at December 28, 2013.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 29, 2014	Thirteen Weeks ended March 30, 2013
Net cash used in operating activities	$(29,000)	$(17,000)
Net change in cash and cash equivalents	$(29,000)	$(17,000)

The decrease in our cash and cash equivalents for the thirteen weeks ended March 29, 2014 is primarily attributable to the $29,000 used in operating activities. Net cash used in operating activities for the thirteen weeks ended March 29, 2014 was $29,000 compared to $17,000 used in operating activities for the thirteen weeks ended March 30, 2013. Net cash used in operating activities for the thirteen weeks ended March 29, 2014 was primarily a result of increases in accounts receivable and inventory, which were partially offset by the increase in accounts payable, accrued expenses, and net income for the period. Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger selling periods of the second and third quarters. Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the thirteen weeks ended March 29, 2014. We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 29, 2014.

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

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 29, 2014, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 29, 2014.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 29, 2014 because of the following material weaknesses in internal controls over financial reporting:

●
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of eleven employees at March 29, 2014, that will not require us to hire additional personnel.

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

Item 1A.          Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 28, 2013.

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

Date: May 13, 2014

