Form 10-Q
period 2014-06-28
TOFUTTI BRANDS INC
filed 2014-08-12
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2014 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	June 28, 2014	December 28, 2013*
Assets
Current assets:
Cash and cash equivalents	$171	$214
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $293 and $277, respectively	1,887	1,954
Inventories, net of reserve of $150 and $150, respectively	2,015	1,844
Prepaid expenses	42	40
Deferred costs	179	138
Total current assets	4,294	4,190

Other assets	16	16
	$4,310	$4,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,123	$877
Accrued expenses	362	459
Deferred revenue	193	153
Total current liabilities	1,678	1,489

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock - par value $.01 per share;
authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 28, 2014, and 5,153,706 shares at December 28, 2013	52	52
Additional paid-in capital	--	--
Retained earnings	2,580	2,665
Total stockholders’ equity	2,632	2,717
Total liabilities and stockholders’ equity	$4,310	$4,206

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended June 28, 2014	Thirteen weeks ended June 29, 2013	Twenty-six weeks ended June 28, 2014	Twenty-six weeks ended June 29, 2013

Net sales	$3,498	$4,262	$7,355	$7,701
Cost of sales	2,537	2,773	5,104	5,208
Gross profit	961	1,489	2,251	2,493

Operating expenses:
Selling and warehouse	425	464	811	946
Marketing	147	180	273	324
Research and development	147	160	337	321
General and administrative	432	504	908	984
	1,151	1,308	2,329	2,575

Income (loss) before income taxes	(190)	181	(78)	(82)

Income tax expense	--	--	6	6

Net income (loss)	$(190)	$181	$(84)	$(88)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net income (loss) per common share:
Basic and diluted	$(0.04)	$0.04	$(0.02)	$(0.02)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-six weeks ended June 28, 2014	Twenty-six weeks ended June 29, 2013

Cash (used in) operating activities, net	$(43)	$(120)

Cash (used in) financing activities, net	--	--
Net (decrease) in cash and cash equivalents	(43)	(120)

Cash and cash equivalents at beginning of period	214	471

Cash and cash equivalents at end of period	$171	$351

Supplemental cash flow information:
Income taxes paid	$6	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

Note 1:   Liquidity and Capital Resources

At June 28, 2014, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $171 in cash compared to $214 at December 28, 2013.  Net cash used in operating activities for the twenty-six weeks ended June 28, 2014 was $43 compared to $120 used in operating activities for the twenty-six weeks ended June 29, 2013.  Net cash used in operating activities for the twenty-six weeks ended June 28, 2014 was primarily a result of the net loss of $84 as well as increases in inventory and deferred costs offset by increases in accounts payable and accrued expenses.

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

Note 3:   Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 28, 2013 are derived from our audited financial statements for the year ended December 28, 2013.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen and twenty-six  week periods ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year or any other period.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 4:   Recent Accounting Pronouncements

In May, 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. The Company is currently evaluating the requirements of this update and has not yet determined its impact on its financial statements.

Note 5:   Inventories

The composition of inventories, net of reserves of $150 and $150, is as follows:

	June 28, 2014	December 28, 2013
Finished products	$1,414	$1,342
Raw materials and packaging	601	502
	$2,015	$1,844

Note 6:   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.   As of the periods ended June 28, 2014 and December 28, 2013, the Company recorded a full valuation allowance on its deferred tax asset balances of $564 and $547, respectively.

Note 7:   Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of  common shares outstanding.  As of June 28, 2014 and June 29, 2013, the Company had no outstanding instruments that impact diluted earnings per share.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(in thousands, except per share figures)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended June 28, 2014	Thirteen Weeks Ended June 29, 2013	Twenty-six Weeks Ended June 28, 2014	Twenty-six Weeks Ended June 29, 2013
Numerator
Net income (loss)-basic and diluted	$(190)	$181	$(84)	$(88)
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,154	5,154	5,154
Earnings (loss) per common share basic and diluted	$(0.04)	$0.04	$(0.02)	$(0.02)

Note 8: Share Based Compensation

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes.

The 2014 Plan made 250,000 shares of Common Stock available for awards. As of June 28, 2014, the Company had not issued any awards under the 2014 Plan. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.”

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

Income Taxes.  Our company has a history of losses and has a full valuation allowance on the deferred tax assets.  We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.  Our federal and state tax returns are open to examination for the years 2011 through 2013.

Results of Operations

Thirteen Weeks Ended June 28, 2014 Compared with Thirteen Weeks Ended June 29, 2013

Net sales for the thirteen weeks ended June 28, 2014 were $3,498,000, a decrease of $764,000, or 18%, from net sales of $4,262,000 for the thirteen weeks ended June 29, 2013.  The decrease was mainly the result of a decrease in  frozen food product sales, primarily frozen desserts, with a smaller decrease in our nondairy cheese product line.  In addition, in the 2014 period we increased promotional and allowance activity by over $100,000, which negatively affected reported sales.

Our gross profit  decreased to $961,000 in the period ended June 28, 2014 from $1,489,000 in the period ended June 29, 2013 due to the decrease in sales.  Our gross profit percentage was 27% for the period ending June 28, 2014  compared to 35% for the period ending June 29, 2013. The decrease in our gross profit percentage was due primarily to the decrease in sales and a substantial increase in our promotional allowance programs of $100,000.  Freight out expense, a significant part of our cost of sales, increased by $14,000, or 6%, to $231,000 for the thirteen weeks ended June 28, 2014 compared with $217,000 for the thirteen weeks ended June 29, 2013.  As a percentage of sales, freight out expense increased to 7% in the 2014 thirteen week period compared to 5% for the 2013 thirteen week period.  Our freight out expense during the second quarter was negatively impacted by a substantial increase in the cost of shipping our products to the west coast. As a result of the drought situation there, the amount of cargo available to truckers to pick up for their return trips east has decreased, causing rates to the west coast to increase. Additionally, the cost of oil increased in the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013.  Subject to  our freight expenses for our west coast shipments returning to their usual levels and the price of oil stabilizing, we expect that our freight out expense to stabilize as a result of our pick-up allowance program.  The pick-up allowance we offer saves us a significant expense, because we no longer have to pay for shipping to the customers who utilize it, and it costs significantly less to offer it than for us to pay to ship the products.

Selling expenses decreased by $39,000, or 8%, to $425,000 for the thirteen weeks ended June 28, 2014  compared to $464,000 for the thirteen weeks ended June 29, 2013.  This decrease was due principally to decreases in payroll expense of $45,000, commission expense of $13,000, and travel, entertainment and auto expense of $6,000, which decreases were partially offset by an increase in outside warehouse rental expense of $28,000.  Outside warehouse rental expense increased due to the increase in our inventory and the addition of two more warehouses used to support new customers.  We anticipate that the current period’s selling expenses will continue on the same level for the balance of 2014 due to lower payroll costs resulting from fewer sales personnel.

Marketing expenses decreased by $33,000, or 18%, to $147,000 for the thirteen weeks ended June 28, 2014  compared to $180,000 for the thirteen weeks ended June 29, 2013, due principally to decreases in newspaper and magazine advertising expense of $30,000, public relations expense of $9,000 and  promotions expense of $4,000, which decreases were partially offset by an increase in artwork and plate expense of $15,000. We anticipate that the current period’s marketing expenses will continue on the same level for the balance of 2014, due to ongoing reductions in public relations and promotions expense.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $13,000, or 8%, to $147,000 for the thirteen weeks ended June 28, 2014 from $160,000 for the thirteen weeks ended June 29, 2013, primarily due to a decrease in group insurance expense of $21,000.  We anticipate that the current period’s research and development costs will continue on the same level for the balance of 2014.

General and administrative expenses decreased by $73,000, or 14%, to $432,000 for the thirteen weeks ended June 28, 2014 compared with $505,000 for the thirteen weeks ended June 29, 2013, due to decreases in professional fees and outside services expense of $30,000, public relations expense of $9,000, travel, entertainment and auto expense of $5,000 and contribution expense of $9,000, which decreases were partially offset by increases in IT expense of $4,000 and general insurance expense of $5,000. We anticipate that our general and administrative expenses will continue on the same level for the balance of 2014.

We did not  recognize any income tax expense for the thirteen weeks ended June 28, 2014 or the thirteen weeks ended June 29, 2013.   The lack of income tax expense for the thirteen weeks ended June 28, 2014 is due to our anticipated net loss position for fiscal year 2014.

Twenty-Six Weeks Ended June 28, 2014 Compared with Twenty-Six Weeks Ended June 29, 2013

Net sales for the twenty-six weeks ended June 28, 2014 were $7,355,000, a decrease of $346,000, or 4%, from net sales of $7,701,000 for the twenty-six weeks ended June 29, 2013.  The decrease in sales was primarily from the decrease in sales in the second quarter, which offset the increase in sales in the first quarter.

Our gross profit decreased to $2,251,000 in the period ended June 28, 2014 from $2,493,000 in the period ended June 29, 2013, due to the decrease in sales.  Our gross profit percentage was 31% for the period ending June 28, 2014 compared to 32% for the period ending June 29, 2013.  Freight out expense, a significant part of our cost of sales, decreased by $69,000, or 14%, to $438,000 for the twenty-six weeks ended June 28, 2014 compared to $507,000 for the twenty-six weeks ended June 29, 2013. As a percentage of sales, freight out expense decreased to 6% in the 2014 twenty-six week period compared to 7% for the 2013 twenty-six week period.  Freight out expense in the twenty-six week period ended June 28, 2014 was a smaller part of our cost of sales than in the thirteen week period ended June 28, 2014, because our freight out expense in the first thirteen weeks of 2014 was not affected by the west coast drought or the increase in the price of oil, thus offsetting the increases in the second half of the 2014 twenty-six week period.  The pick-up allowance we offer saves us a significant expense, because we no longer have to pay for shipping to the customers who utilize it, and it costs significantly less to offer it than for us to pay to ship the products.

Selling expenses decreased by $135,000, or 14%, to $811,000 for the twenty-six weeks June 28, 2014  compared to $946,000 for the twenty-six weeks ended June 29, 2013.  This decrease was due principally to decreases in payroll expense of $117,000, due to the elimination of three salespersons during the thirteen weeks ended June 28, 2014, commissions expense of $26,000, meetings and convention expense of $22,000, and travel, entertainment and auto expense of $7,000, which decreases were partially offset by an increase in outside warehouse rental expense of $39,000.  Outside warehouse rental expense increased due to the increase in inventory on hand in the current period compared to inventory as of December 28, 2013 and the addition of two more warehouses being used to support new customers.

Marketing expenses decreased  by $50,000, or 15%, to $273,000 for the twenty-six weeks ended June 28, 2014 compared to $323,000 for the twenty-six weeks ended June 29, 2013, due principally to decreases in newspaper and magazine advertising expense of $63,000 and promotion expense of $16,000, which decreases were offset by increases in artwork and plate expense of $21,000 and public relations expense of $6,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $16,000, or 5%, to $337,000 for the twenty-six weeks ended June 28, 2014 from $321,000 for the twenty-six weeks ended June 29, 2013, due primarily to an increase in professional fees and outside services expense of $30,000, which increase was partially offset by a reduction in group insurance  expense of $11,000.

General and administrative expenses decreased by $76,000, or 8%, to $908,000 for the twenty-six weeks ended June 28, 2014 compared with $984,000 for the twenty-six weeks ended June 29, 2013, due to decreases in group insurance expense of $23,000, professional fees and outside services expense of $45,000, charitable contribution expense of $14,000, and public relations expense of $9,000.  These decreases were partially offset by an increase in general insurance expense of $8,000.

For the twenty-six weeks ended June 28, 2014, we recognized an income tax expense of $6,000 compared to an income tax expense of $6,000 for the twenty-six weeks ended June 29, 2013.  The income tax expense for both periods represented various state statutory filings of franchise taxes.  We did not record an income tax expense related to the current year or the prior year due to our net operating losses for the six month periods ended June 28, 2014 and June 29, 2013.

Liquidity and Capital Resources

As of June 28, 2014, we had approximately $171,000 in cash and cash equivalents and our working capital was approximately $2.6 million, compared with approximately $214,000 in cash and cash equivalents and working capital of $2.7 million at December 28, 2013.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 28, 2014	Twenty-Six Weeks ended June 29, 2013
Net cash (used in) operating activities	$(43,000)	$(120,000)
Net cash (used in) financing activities	--	--
Net (decrease) in cash and cash equivalents	$(43,000)	$(120,000)

The decrease in our cash and cash equivalents for the twenty-six weeks ended June 28, 2014 is attributable to the $43,000 used in operating activities. The net cash used in operating activities was the result of the $84,000 net loss in the period and a $103,000 increase in current assets, offset in part by an increase in current liabilities of $188,000.  Inventory increased by $171,000 as a result of purchases by us of finished goods in preparation for the historically stronger selling periods of the second and third quarters and the addition of two warehouses, while accounts receivables decreased by $67,000 due to the lower level of sales in the second quarter.  Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the twenty-six weeks ended June 28, 2014.  We believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 28, 2014, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 28, 2014, our company’s chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 28, 2014.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of June 28, 2014 because of the following continuing material weaknesses in internal controls over financial reporting:

•
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at June 28, 2014, that will not require us to hire additional personnel.

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

TOFUTTI BRANDS INC.
(Registrant)

/s/David Mintz
David Mintz
President and Chief Executive Officer

/s/Steven Kass
Steven Kass
Chief Accounting and Financial Officer

Date: August 12, 2014

