Form 10-Q
period 2014-09-27
TOFUTTI BRANDS INC
filed 2014-11-12
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2014
☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2014 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	September 27, 2014	December 28, 2013*
Assets
Current assets:
Cash and cash equivalents	$64	$214
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $329 and $277, respectively	2,270	1,954
Inventories, net of reserve of $150 and $150, respectively	1,906	1,844
Prepaid expenses	45	40
Deferred costs	197	138
Total current assets	4,482	4,190

Fixed assets	29	--
Other assets	16	16
	$4,527	$4,206

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$6	$--
Accounts payable	1,477	877
Accrued expenses	339	459
Deferred revenue	213	153
Total current liabilities	2,035	1,489

Notes payable, less current maturities	23	--
Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock - par value $.01 per share;
authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 27, 2014, and 5,153,706 shares at December 28, 2013	52	52
Additional paid-in capital	--	--
Retained earnings	2,417	2,665
Total stockholders’ equity	2,469	2,717
Total liabilities and stockholders’ equity	$4,527	$4,206

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended September 27, 2014	Thirteen weeks ended September 28, 2013	Thirty-nine weeks ended September 27, 2014	Thirty-nine weeks ended September 28, 2013

Net sales	$3,292	$3,442	$10,647	$11,143
Cost of sales	2,451	2,405	7,555	7,613
Gross profit	841	1,037	3,092	3,530

Operating expenses:
Selling and warehouse	306	404	1,117	1,351
Marketing	128	161	402	485
Research and development	152	130	488	450
General and administrative	419	450	1,327	1,434
	1,005	1,145	3,334	3,720

Loss before income taxes	(164)	(108)	(242)	(190)

Income tax expense	--	41	6	46

Net loss	$(164)	$(149)	$(248)	$(236)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-nine weeks ended September 27, 2014	Thirty-nine weeks ended September 28, 2013

Cash (used in) operating activities, net	$(150)	$(174)

Cash (used in) financing activities, net	--	--
Net (decrease) in cash and cash equivalents	(150)	(174)

Cash and cash equivalents at beginning of period	214	471

Cash and cash equivalents at end of period	$64	$297

Supplemental cash flow information:
Income taxes paid	$6	$6

Non-cash transactions:
Financing of vehicle through note payable	$29	$--

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(dollars in thousands, except per share figures)

Note 1:  Liquidity and Capital Resources

At September 27, 2014, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $64 in cash compared to $214 at December 28, 2013.  Net cash used in operating activities for the thirty-nine weeks ended September 27, 2014 was $150 compared to $174 used in operating activities for the thirty-nine weeks ended September 28, 2013.  Net cash used in operating activities for the thirty-nine weeks ended September 27, 2014  was primarily a result of the net loss of $248 as well as increases in accounts receivable, inventory and deferred costs offset by increases in accounts payable and accrued expense.

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

Note 3:  Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 28, 2013 are derived from our audited financial statements for the year ended December 28, 2013.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen and thirty-nine week periods ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(dollars in thousands, except per share figures)

Note 4:  Recent Accounting Pronouncements

In May, 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for Tofutti for interim and annual reporting periods beginning after December 15, 2015. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. The Company is currently evaluating the requirements of this update and has not yet determined its impact on its financial statements.

In August, 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective for it on October 1, 2017; however, the adoption of this guidance is not expected to impact the Company’s financial position, results of operations or cash flows.

Note 5:  Inventories

The composition of inventories, net of reserves of $150 and $150, is as follows:

	September 27, 2014	December 28, 2013
Finished products	$1,240	$1,342
Raw materials and packaging	666	502
	$1,906	$1,844

Note 6:  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.   As of the periods ended September 27, 2014 and December 28, 2013, the Company recorded a full valuation allowance on its deferred tax asset balances of $649 and $547, respectively.

TOFUTTI BRANDS INC.
Notes to Condensed Financial Statements
(dollars in thousands, except per share figures)

Note 7: Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of  common shares outstanding.  As of September 27, 2014 and September 28, 2013, the Company had no outstanding instruments that impact diluted earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Thirteen Weeks Ended Sept. 27, 2014	Thirteen Weeks Ended Sept. 28, 2013	Thirty-nine Weeks Ended Sept. 27, 2014	Thirty-nine Weeks Ended Sept. 28, 2013
Numerator
Net loss-basic and diluted	$(164)	$(149)	$(248)	$(236)
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,154	5,154	5,154
Loss per common share basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Note 8: Share Based Compensation

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes.

The 2014 Plan made 250,000 shares of Common Stock available for awards. As of September 27, 2014, the Company had not issued any awards under the 2014 Plan. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.”

Note 9: Note Payable

In September, 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%.  The loan is collateralized by the underlying automobile.

	September 27, 2014	December 28, 2013
Note payable	$29	--
Less current maturity	6	--
Note payable, net of current maturity	$23	--

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fixed Asset.  Fixed assets consist of a company automobile used for advertising and trade show purposes.  Amortization is provided by charges to income using the straight-line method over the useful life of five years.

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

Results of Operations

Thirteen Weeks Ended September 27, 2014 Compared with Thirteen Weeks Ended September 28, 2013

Net sales for the thirteen weeks ended September 27, 2014 were $3,292,000, a decrease of $150,000, or 4%, from net sales of $3,442,000 for the thirteen weeks ended September 28, 2013.  The decrease in sales was primarily the result of a decrease in  frozen food product sales, primarily frozen desserts, with a smaller decrease in our nondairy cheese product line.  In addition, in the 2014 period we increased promotional and allowance activity by over $100,000, which negatively affected reported sales.  We expect that our sales promotion programs activity will continue at present or increased levels into 2015.

Our gross profit in the thirteen week period ended September 27, 2014 was $841,000, a decrease of $196,000, or 20%, compared to $1,037,000 in the thirteen week period ended September 28, 2013 caused primarily by the reduction in sales.  Our gross profit percentage was 26% for the period ending September 27, 2014 compared to 30% for the period ending September 28, 2013.   The decrease in our gross profit percentage was due primarily to additional sale promotion programs in the 2014 period.  Freight out expense, a significant part of our cost of sales, decreased by $29,000, or 10%, to $261,000 for the thirteen weeks ended September 27, 2014  compared with $290,000 for the thirteen weeks ended September 28, 2013, partly as a result of the reduction in sales and lower fuel costs.    As a percentage of sales, freight out expense decreased to 7% in the 2014 thirteen week period from 8% for the 2013 thirteen week period.  Our freight out expense during the third quarter was positively impacted by the pick-up allowance we offer, which saves us a significant expense.  Because we no longer have to ship to the customers who make use of the pick-up allowance, it costs us significantly less to offer the allowance than to pay to ship the products.  We expect such savings will continue going forward.

Selling expenses decreased by $98,000, or 24%, to $306,000 for the thirteen weeks ended September 27, 2014 compared to $404,000 for the thirteen weeks ended September 28, 2013.  This decrease was due principally to decreases in outside warehouse rental expense of $50,000, bad debt expense of $29,000, and commission expense of $24,000, which decreases were partially offset by an increase in travel, entertainment and auto expense of $12,000. We anticipate that the current period’s selling expenses will continue on the same level for the balance of 2014.

Marketing expenses decreased by $33,000, or 20%, to $128,000 for the thirteen weeks ended September 27, 2014 compared to $161,000 for the thirteen weeks ended September 28, 2013 due principally to decreases in public relations expense of $21,000, television, radio and newspaper advertising expense of $11,000, promotions expense of $8,000, and point of sales expense of $4,000, which decreases were partially offset by an increase in artwork and plate expense of $12,000. We anticipate that the current period’s marketing expenses will continue on the same level for the balance of 2014.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $22,000, or 18%, to $152,000 for the thirteen weeks ended September 27, 2014 from $130,000 for the thirteen weeks ended September 28, 2013 due to an increase in professional fees and outside services of $20,000 and lab costs and supplies of $8,000, which increases were partially offset by a decrease in payroll expense of $6,000.  The increase in professional fees and outside services expense was due to additional kosher certification fees.  We anticipate that our research and development expenses will continue at the same level for the remainder of 2014.

General and administrative expenses decreased by $31,000, or 7%, to $419,000 for the thirteen weeks ended September 27, 2014 compared with $450,000 for the thirteen weeks ended September 28, 2013 due to decreases in public relations expense of $20,000, contribution expense of $11,000, and professional fees and outside services expense of $10,000, which decreases were partially offset by an increase in general insurance expense of $7,000. We anticipate that our general and administrative expenses will continue on the same level for the balance of 2014.

We did not  recognize any income tax expense for the thirteen weeks ended September 27, 2014 compared to $41,000 in income tax expense for the thirteen weeks ended September 28, 2013.   The income tax expense for the thirteen weeks ended September 28, 2013 was due to a change in estimate for refundable income taxes which we finalized when amending our returns during the thirteen weeks ending September 28, 2013.

Thirty-nine Weeks Ended September 27, 2014 Compared with Thirty-nine Weeks Ended September 28, 2013

Net sales for the thirty-nine weeks ended September 27, 2014 were $10,647,000, a decrease of $496,000, or 4%, from net sales of $11,143,000 for the thirty-nine weeks ended September 28, 2013.  The decrease in sales was primarily from decreases in sales in the second and third quarters mainly in our frozen dessert and frozen food categories, which were partially offset by an increase in sales in the first quarter of 2014.  In addition, in the 2014 period we increased promotional and allowance activity by over $192,000, which negatively affected reported sales.

Our gross profit in the period ended September 27, 2014 was $3,092,000, a decrease of $438,000, or 6%, compared to $3,530,000 in the period ended September 28, 2013 primarily caused by the reduction in sales.  Our gross profit percentage was 29% for the period ending September 27, 2014 compared to 32% for the period ending September 28, 2013. The decrease in our gross profit percentage was due primarily to promotional activity in 2014, primarily during the second and third quarters.  Freight out expense, a significant part of our cost of sales, decreased by $98,000, or 12%, to $699,000 for the September 27, 2014 compared to $797,000 for the thirty-nine weeks ended September 28, 2013, reflecting the lower level of sales.    Our freight out expense during the third quarter was positively impacted by the pick-up allowance we offer, which saves us a significant expense.  Because we no longer have to ship to the customers who make use of the pick-up allowance, it costs us significantly less to offer it than to pay to ship the products.

Selling expenses decreased by $234,000, or 17%, to $1,117,000 for the thirty-nine weeks ended September 27, 2014 compared to $1,351,000 for the thirty-nine weeks ended September 28, 2013.  This decrease was due principally to decreases in payroll expense of $120,000, commissions expense of $50,000, outside warehouse rental expense of $11,000, and meeting and convention expense of $22,000.  These decreases were partially offset by an increase in travel, entertainment and auto expense of $5,000.

Marketing expenses decreased by $83,000, or 17%, to $402,000 for the thirty-nine weeks ended September 27, 2014 compared to $485,000 for the thirty-nine weeks ended September 28, 2013 due principally to decreases in magazine and newspaper advertising expense of $70,000, promotion expense of $26,000, public relations expense of $15,000, and point of sale material expense of $8,000, which decreases were offset by an increase in artwork and plate expense of $33,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $38,000, or 8%, to $488,000 for the thirty-nine weeks ended September 27, 2014 from $450,000 for the thirty-nine weeks ended September 28, 2013 due to increases in professional fees and outside services expense of $50,000 and lab supply expense of $15,000, which increases were partially offset by decreases in payroll expense of $16,000 and equipment repair expense of $10,000. The increase in professional fees and outside services expense was due to additional kosher certification fees.

General and administrative expenses decreased by $107,000, or 7%, to $1,327,000 for the thirty-nine weeks ended September 27, 2014 compared with $1,434,000 for the thirty-nine weeks ended September 28, 2013 due to decreases in professional fees and outside services expense of $55,000, public relations expense of $29,000, contributions expense of $26,000, and decreases in IT expense of $4,000, which decreases were offset in part by an increase in general insurance expense of $16,000.

We recognized income tax expense for the thirty-nine weeks ended September 27, 2014 of $6,000 compared to income tax expense of $46,000 for the thirty-nine weeks ended September 28, 2013. The income tax expense for the thirty-nine weeks ended September 28, 2013 was due to a change in estimate for refundable income taxes which we finalized when amending our returns during the thirty-nine weeks ending September 28, 2013.

Liquidity and Capital Resources

As of September 27, 2014, we had approximately $64,000 in cash and cash equivalents and our working capital was approximately $2.4 million, compared with approximately $214,000 in cash and cash equivalents and working capital of $2.7 million at December 28, 2013.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended September 27, 2014	Thirty-nine Weeks ended September 28, 2013
Net cash used in operating activities	$(150,000)	$(174,000)
Net cash used in financing activities	--	--
Net decrease in cash and cash equivalents	$(150,000)	$(174,000)

The decrease in our cash and cash equivalents for the thirty-nine weeks ended September 28, 2014 is attributable to the $150,000 used in operating activities. The net cash used in operating activities was due  primarily to the $248,000 net loss in the period, a $293,000 increase in current assets, and a $29,000 increase in fixed assets, offset in part by an increase in current liabilities of $546,000.  Inventory and accounts receivable increased by $62,000 and $315,000, respectively.  Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the thirty-nine weeks ended September 27, 2014.  While we believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations, we are investigating establishing a line of credit to provide additional financial resources for our working capital and cash flow requirements.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 27, 2014, we did not have any material contractual obligations or commercial commitments.

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

Evaluation of Disclosure Controls and Procedures. As of September 27, 2014, our company’s chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 27, 2014.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of September 27, 2014 because of the following material weaknesses in internal controls over financial reporting:

●
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at September 27, 2014, that will not require us to hire additional personnel.

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

Date: November 12, 2014

