Form 10-K
period 2014-12-27
TOFUTTI BRANDS INC
filed 2015-03-27
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 27, 2014

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter:  $10,294,941.90

As of March 24, 2015, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

1

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand non-dairy frozen desserts and other food products.  TOFUTTI products are soy-based, non-dairy products which contain no butterfat, cholesterol or lactose.

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

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included herein are the fifty-two week periods ended December 27, 2014 (fiscal 2014) and December 28, 2013 (fiscal 2013).

2

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand non-dairy frozen desserts and other food products.  TOFUTTI products are soy-based, non-dairy products which contain no butterfat, cholesterol or lactose.  Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts.  Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products.  Substantially all of our products are completely vegan and our soy-cheese products are gluten free as well.  In addition, all of our products are certified kosher-parve and all of our soy-cheese products are also certified halal.

We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984.  Our registered office and principal executive offices are located at 50 Jackson Drive, Cranford, New Jersey 07016, our telephone number is 908-272-2400.  Our address on the Internet is www.tofutti.com.  The information on our website is not incorporated by reference into this annual report.

STRATEGY

Our objective is to be a leading provider of non-dairy, vegan, soy-based food products, primarily frozen desserts and soy-cheese products, to supermarkets and health food stores in the United States and abroad.  We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons.  In order to broaden the use of our soy-cheese products, we incorporate them into our branded food products such as blintzes, pizza, ravioli and other frozen entrée products.  As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising, and a strong word-of-mouth marketing program.  We believe that our ability to offer a wide range of non-dairy, vegan soy-based, kosher-parve products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line of soy-based, non-dairy products.  Our non-dairy products include frozen desserts, soy-based cheeses and spreads, and other frozen food products.

Frozen Desserts

♦
Premium TOFUTTI® non-dairy frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants.  Premium TOFUTTI was the first non-dairy frozen dessert to be marketed to the general public through supermarkets.  We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three gallon bulk cans and one soft-serve flavor.

♦
TOFUTTI CUTIES®, our best selling product, are bite size frozen sandwiches combining a choice of one of five different fillings between two chocolate wafers.  Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat.  Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case.  Like all our frozen dessert products, they are completely trans-fat free, including the wafers.  For those individuals who cannot have chocolate, we offer our TOTALLY VANILLA TOFUTTI CUTIE, made from vanilla TOFUTTI between two vanilla wafers.

3

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

♦
HOORAY HOORAY is a sugar free stick novelty made with stevia, a natural sugar replacement ideal for those individuals who want to avoid sugar without using an artificial sweetener.  Each bar has a creamy center of vanilla Tofutti, surrounded by a sugar-free chocolate coating containing crisped rice.

♦	The MOJITO BAR is a creamy, lime flavored TOFUTTI stick novelty, which tastes likes a mojito and offers the consumer a refreshing novelty stick item.

♦
MARRY ME BARS™ are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating.  Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Non-dairy Soy-Based Cheese Products

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

4

♦
TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious non-dairy, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids.  Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors  Mozzarella and American.  The Mozzarella version is also available in 40 lb. blocks for food service customers.

♦
BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers  consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes.  Available in 16 oz. retail containers and 5 lb. containers and 30 lb. boxes for food service customers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

♦
TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza.  TOFUTTI PIZZA PIZZAZ is sold nine square slices to a package and is available in freezer cases in select supermarkets and health food stores.

♦
TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores  and can be served hot, warm, or slightly chilled as a main meal or a snack.

♦
TOFUTTI RAVIOLI combine our BETTER THAN RICOTTA CHEESE® blend with egg free pasta into a healthy and filling meal.  The product is available in jumbo round and bite-sized square sizes sold in 12 oz bags and is available in freezer cases in many health food stores.

♦
TOFUTTI BAKED RAVIOLI and BAKED LASAGNA are entrees that utilize our BETTER THAN RICOTTA CHEESE® and BETTER THAN MOZZARELLA cheese products and combine them with egg-free pasta to offer consumers a single serving sized entrée that can be baked in the oven or heated in the microwave.

2015 Product Introductions

Beginning in the second quarter of 2015, we plan to introduce Special Edition Pints, a new line of frozen dessert pints, a new frozen dessert stick novelty, shredded cheddar and mozzarella soy-cheeses, an additional flavor of soy-cheese slices and new frozen prepared macaroni and cheese and eggplant parmesan entrées that incorporate our soy-cheese products.

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

We currently sell our dairy-free frozen dessert products, frozen entrees and soy-cheese products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Houston, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C.

We currently distribute all of our products by common carrier or by allowing customers to pick-up products from outside storage facilities.  We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products.  From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from which our customers are able to pick up products.  Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country.  We distribute our products through thirty-five (35) distributors in the national health food market.  In certain situations, we also sell directly to several major supermarket chains who maintain their own warehouses.

Our sales to health food accounts in fiscal 2014 decreased to approximately $6,379,000, or 44% of total sales, from approximately $6,674,000, or 45% of total sales, in fiscal 2013.  Our sales to the kosher market decreased to approximately $1,418,000, or 10% of sales, in fiscal 2014, from sales of approximately $1,565,000, or 11% of sales, in fiscal 2013.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 27, 2014		Fiscal Year ended December 28, 2013
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	$2,325	16%	$2,428	17%
Metropolitan New York	2,351	16%	2,230	15%
California	1,815	13%	1,704	12%
New England	1,685	12%	1,653	11%
Florida	769	5%	928	6%
Northwest	745	5%	838	6%
Mid-Atlantic	631	4%	798	5%
Upstate New York	455	3%	283	2%
Southwest	445	3%	496	3%
Rocky Mountains	298	2%	278	2%
Southeast	248	2%	334	2%

During fiscal 2014, we shipped our products to distributors in Australia, Brazil, Canada, Egypt,  England, Israel, Malaysia, Mexico, Panama, South Africa, and Trinidad.  Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries.  Sales to foreign distributors increased to $2,495,000, or 17% of sales, in fiscal 2014, as compared to approximately $2,414,000, or 16% of sales, in fiscal 2013.  We conduct all of our foreign business in U.S. dollars.  Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts.  We believe that we are a leader in the non-dairy frozen dessert product market and offer the most complete line of non-dairy frozen dessert products.  Other soy-based frozen dessert products are presently being sold throughout the United States by established manufacturers, distributors of ice cream and other frozen dessert products.  The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us.  Our other products also face substantial competition from non-dairy and dairy products marketed by companies with significantly greater resources than we have.

In most product categories, we compete not only with widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products. We believe that we are able to compete effectively due to our ability to offer an array of non-dairy frozen dessert and other food products that contain no butterfat, cholesterol or lactose and are 100% milk-free, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory.  David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation.  In fiscal 2014 and 2013, our product development expenses were approximately $641,000 and $585,000, respectively.  These amounts do not include any portion of Mr. Mintz’s salary.  All product development costs are expensed as incurred and are recorded as operating expenses in our financial  statements.

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

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes.  Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations.  We currently utilize eight co-packers. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment.  For certain key product categories, such as non-dairy frozen desserts and non-dairy soy-based cheeses, we have more than one co-packer.  In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

During the years ended December 27, 2014 and December 28, 2013, we purchased approximately 26% and 27%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer, and 28% and 28% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer.

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

Halal Certification

In early 2013, we completed a halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, SOUR SUPREME and BETTER THAN RICOTTA products and at Whitehall Specialties, the co-packer of our soy-cheese slices and bulk Better Than Mozzarella products.  This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois and currently applies only to those products manufactured by Franklin Foods and Whitehall Specialties.  Before IFANCA will permit its certification to be placed on a product, which is evidenced by its symbol, IFANCA must approve both the ingredients contained in the product and the facility processing the product.  Approval of the manufacturing facilities we use includes periodic inspections. There is a yearly renewal fee for certification.  All TOFUTTI soy-cheese products meet the requirements for certification as halal.

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

EMPLOYEES

On December 27, 2014, we employed twelve persons on a full-time basis as compared to fourteen persons on a full time basis on December 28, 2013.  We do not have any collective bargaining agreements with our employees.

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

Our sales have not rebounded since the loss in 2011 of our then largest customer, when it discontinued stocking branded goods. We continue to struggle to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net losses of  $908,000 in the year ended December 28, 2013 and $163,000 in the year ended December 27, 2014.  If we are unable to increase revenues, we may not be able to return to or sustain  profitable operations in the future or generate positive cash flows from our operations.

As of December 27, 2014, we had $341,000 in cash and cash equivalents and our working capital was $2,533,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently.  Such distributors as a group accounted for 43% of our net sales in the fiscal year ended December 27, 2014 and 45% of our net sales for the fiscal year ended December 28, 2013.  Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products.  During the years ended December 27, 2014 and December 28, 2013, we purchased approximately 26% and 27%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer, and 28% and 28% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME,  and BETTER THAN RICOTTA co-packer.  Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

The frozen dessert, non-dairy cheese food and health food markets are highly competitive.  In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and non-dairy cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

Our success is significantly dependent on the services of David Mintz (age 83), Chief Executive Officer, and Steven Kass (age 63), Chief Financial Officer.  The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs.  Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

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

Our operating results vary quarterly.

We have often recognized a slightly greater portion of revenues in the second and third quarter of the year.  We expect to continue to experience slightly higher sales in the second and third quarters and slightly lower sales in the fourth and first quarters, as a result of reduced sales of non-dairy frozen desserts.  In addition, sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year.  Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors.  In such event, it is likely that the price of our common stock would be materially adversely affected.

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

In fiscal 2014 approximately 17% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.  To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.  International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year.  Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 27, 2014 because of the following material weaknesses in internal controls over financial reporting:

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

Our facilities are located in a one-story facility in Cranford, New Jersey.  The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen.  Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes.  We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $80,000 and $81,000 in fiscal 2014 and 2013, respectively.  Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future.  We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $523,000 and $538,000 during fiscal 2014 and 2013, respectively.

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

The following table sets forth the high and low sales prices as reported on the NYSE MKT or its predecessors for the two most recent fiscal years:

Quarter Ended	High	Low
March 30, 2013	$1.63	$1.16
June 29, 2013	1.60	1.37
September 28, 2013	2.84	1.45
December 28, 2013	3.55	2.02
March 29, 2014	6.00	3.21
June 28, 2014	5.50	3.20
September 27, 2014	4.99	3.65
December 27, 2014	7.36	4.19

The closing price for our common stock on March 24, 2015, as reported on the NYSE MKT, was $5.07.

Holders of Record

As of March 24, 2015, there were approximately 448 direct holders of record of our common stock.  Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately 600 additional shareholders.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

We did not utilize any equity compensation plans for our executive officers, employees or directors during the last fiscal year. Our 2004 Non-Employee Directors’ Stock Option Plan expired on June 2, 2014 with no options outstanding. While our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014, we have not utilized the Plan to date.

2014 Equity Incentive Plan

The Plan will expire on June 9, 2024.  The Plan provides for grants of various types of awards (“Awards”) that are designed to attract and retain highly qualified employees and directors who will contribute to the success of the company and to provide incentives to participants in this Plan that are linked directly to increases in shareholder value which will, therefore, inure to the benefit of all of our shareholders.

The Plan makes 250,000 shares of our common stock available for Awards under the Plan.   The Plan also permits performance-based Awards paid under the Plan to be tax deductible to the company as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Administration

The Plan will be administered in accordance with the requirements of Section 162(m) of the Code (but only to the extent necessary and desirable to qualify Awards under the Plan as “performance-based compensation” under Section 162(m)) and, to the extent applicable, Rule 16b-3 under the Securities Exchange Act of 1934 (“Rule 16b-3”), by the Board or, at the Board’s sole discretion, by the compensation or any other committee of the Board, as appointed by the Board (the “Administrator”).

Eligible Participants

Incentive stock options, or ISOs, may be granted only to employees (including officers and directors who are also employees) of the company.  Options and stock appreciation rights may be granted only to eligible participants as to whom company shares constitute “service recipient stock,” within the meaning of the regulations under Section 409A of the Code.  All other Awards may be granted to employees, officers and directors of the company.  An Eligible Participant may be granted more than one Award under the Plan.

The Plan allows us to grant ISOs to our employees and non-statutory stock options, stock appreciation rights, restricted stock, performance grants, stock bonuses and any other types of equity-based awards to our employees, officers and directors. We believe that our ability to grant this broad array of equity incentives is critical to secure, retain and motivate our employees and directors and to respond to market conditions and best practices, while at the same time balancing such issuances and the potential dilution to our stockholders.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2014.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 27, 2014 (the fourth quarter of fiscal 2014).

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

Fixed Assets. Fixed assets are depreciated and amortized over the estimated useful life of the related asset. Fixed assets are stated at cost, less accumulated depreciation. The automobile is being depreciated on a straight line basis over a period of five years.

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

Key Factors Affecting Our Business

Our operations and the operating metrics discussed below have been, and will likely continue to be affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include among others, our ability to attain profitability in the future,  dependence on a few key distributors for a significant portion of our sales, dependence on several key suppliers to produce our products, competition, and our reliance on a limited number of key executives to manage our business.  For further discussion of the factors affecting our results of operations, see “Risk Factors.”

We may not be able to attain profitability in the future.

Our sales have not rebounded since the loss in 2011 of our then largest customer, when it discontinued stocking branded goods. Since mid-2011, our sales have continued to be lower than in the years prior to 2011 as we have struggled to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net losses of $824,000 in the year ended December 29, 2012, $908,000 in the year ended December 28, 2013 and $163,000 in the year ended December 27, 2014.  If we are unable to increase revenues, we may not be able to return to or sustain  profitable operations in the future or generate positive cash flows from our operations.

As of December 27, 2014, we had $341,000 in cash and cash equivalents and our working capital was $2,533,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently.  Such distributors as a group accounted for 43% and 45% of our net sales for the fiscal years ended December 27, 2014 and December 28, 2013, respectively.  Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products.  During the years ended December 27, 2014 and December 28, 2013, we purchased approximately 26% and 27%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 28% and 28% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer.  Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

Our success is significantly dependent on the services of David Mintz (age 83), Chief Executive Officer, and Steven Kass (age 63), Chief Financial Officer.  The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

Fiscal Year Ended December 27, 2014  Compared with Fiscal Year Ended December 28, 2013

We operate on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the financial statements included in this report are the fifty-two week periods ended December 27, 2014 and December 28, 2013.

Net sales for the fiscal year ended December 27, 2014 were $14,353,000, a decrease of $339,000, or 2%, from net sales of $14,692,000 for the fiscal year ended December 28, 2013.  The decrease in sales was primarily due to the decrease of sales in our frozen dessert product line to $4,386,000 in fiscal 2014 from $4,529,000 in fiscal 2013. Our frozen dessert business continues to be negatively impacted by the overall sluggishness of sales in the ice cream category.  Sales of soy-cheese products increased to $9,446,000 in fiscal 2014 from $9,215,000 in fiscal 2013, primarily as a result of increased distribution of these products.  Sales of frozen food entrée products decreased to $521,000 in fiscal 2014 from $948,000 in fiscal 2013, primarily as a result of production and sales issues related to the transition to our new nine slice pizza package from the existing three slice package.  We intend to address the decrease in sales in the frozen dessert category with the introduction of a new frozen dessert pint line and a new  stick novelty during the second quarter of 2015.  We also intend to introduce several new soy-cheese products and frozen food entrée products throughout the balance of 2015.  We believe our sales will improve during fiscal year 2015 due to the introduction of new products and price increases that were implemented throughout 2014.

Our gross profit in the year ended December 27, 2014 increased by $285,000 to $4,250,000 from $3,965,000, reflecting an improved gross profit percentage.  Our gross profit percentage for the year ended December 27, 2014 increased to 30% from 27% for the year ended December 28, 2013.  Our gross profit percentage was positively impacted by price increases throughout 2014 and a more favorable product sales mix.  Freight out expense decreased to $959,000 for the year ended December 27, 2014 compared with $1,099,000 for the year ended December 28, 2013.  Freight out cost as a percentage of sales decreased from 7.5% in 2013 to 6.7% in 2014. The decrease in freight out expense in 2014 was primarily the result of the lower level of fuel prices during the second half of 2014.  We anticipate that our freight cost as a percentage of sales will approximate the 2014 percentages should fuel costs remain steady.  We also intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower cost alternatives.

Selling and warehousing expenses decreased by $192,000, or 12%, to $1,472,000 for fiscal 2014 from $1,664,000 in fiscal 2013.  This decrease was caused primarily by a decrease in payroll expense of $107,000, bad debt expense of $26,000, commission expense of $41,000, and outside warehouse rental expense of $15,000.  We anticipate that selling expenses in 2015 should remain relatively consistent with our expenses in 2014.

Marketing expenses decreased in fiscal 2014 by $124,000, or 18%,  to $553,000 from $676,000 in fiscal 2013.  Decreases in advertising expense of $58,000, public relations expense of $44,000, promotion expense of $36,000, and point of sale materials expense of $8,000 were partially offset by an increase in artwork and plates expense of $23,000.  We expect marketing expenses to decline in fiscal 2015 compared to fiscal 2014 due to the elimination of certain promotion and advertising programs and a major reduction in public relations expense as a result of our decision to no longer employ a public relations firm or an outside marketing consultant.

Product development expenses increased by $56,000, or 10%, to $641,000 in fiscal 2014 from $585,000 in fiscal 2013.   The increase was caused primarily by increases in professional fees and outside services expense of $61,000 and lab and supplies expense of $24,000, which were partially offset by decreases in payroll expense of $17,000 and equipment repair expense of $12,000.  We expect product development costs to remain constant in fiscal 2015.

General and administrative expenses decreased by $124,000, or 7%, to $1,815,000 for fiscal 2014 as compared with $1,939,000 for fiscal 2013.  The decrease was primarily due to a $88,000 decrease in professional fees and outside services, a $19,000 decrease in public relations expense, a decrease of $26,000 in contribution expense, and a decrease of $8,000 in IT expense.  These decreases were offset in part by a $9,000 increase in payroll expense.  Our management expects that general and administrative expenses in 2015 will remain consistent with fiscal 2014 expenses.

Overall, total operating expenses in fiscal 2014 decreased by $383,000, or 8%, to $4,481,000  compared to total operating expenses of $4,864,000 in fiscal 2013.  We anticipate that our operating expenses in fiscal 2015 will continue at the same level as in fiscal 2014 or less.

Loss before income taxes decreased by $668,000, or 74%, to a loss of  $231,000 in fiscal 2014 as compared with a loss of $899,000 in fiscal 2013.

Income tax benefit for the 2014 fiscal period was $68,000 compared to income tax expense of $9,000 for the 2013 fiscal period.  The income tax benefit in 2014 was due to reductions in our unrecognized tax positions from prior years.

Liquidity and Capital Resources

Our recent operating history has resulted in a decrease in our capital resources. At December 27, 2014, we had approximately $341,000 in cash and cash equivalents, and our working capital was $2,533,000, a decrease of $168,000 from December 28, 2013.  Our current and quick acid test ratios, both measures of liquidity, were 2.4 and 1.4, respectively, at December 27, 2014 compared to 2.8 and 1.6, respectively, at December 28, 2013.  We do not have a line of credit or other approved borrowing facility.

In September, 2014, we obtained a loan of approximately $29,000 from a bank for the purchase of an automobile used for marketing purposes. The loan requires 60 monthly payments of $535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%.  The loan is collateralized by the underlying automobile.

At December 27, 2014, our accounts receivable decreased by $40,000 to $1,914,000 from $1,954,000 at December 28, 2013, reflecting the slight decrease of sales in fiscal 2014.  The average number of days outstanding for accounts receivable in fiscal 2014 increased to 49 days from 48 days in fiscal 2013.

At December 27, 2014, our inventories increased slightly by $8,000 to $1,852,000 from $1,844,000 at December 28, 2013.  Accounts payable and accrued expenses increased by $295,000 to $1,631,000 at December 27, 2014, from $1,336,000 at December 28, 2013, due to the timing of the payment of account payables.

Cash Flows	Fiscal Year ended
	December 27, 2014	December 28, 2013
	(In thousands)

Net cash provided by (used in) operating activities	$129	$(257)
Net cash used in financing activities	(2)	--
Net increase (decrease) in cash and cash equivalents	127	(257)
Cash and cash equivalents at beginning of year	214	471
Cash and cash equivalents at end of year	$341	$214

Cash provided by operating activities was $129,000 for the fiscal year ended December 27, 2014 compared with cash used in operating activities of $257,000 for the fiscal year ended December 28, 2013.  In the fiscal year ended December 27, 2014, our cash flow from operating activities reflected a net loss of $233,000 and a $31,000 increase in prepaid expenses, which was offset by a $295,000 increase in accounts payable and accrued expenses and a $40,000 decrease in accounts receivable.

In the fiscal year ended December 27, 2014 we used $2,000 in financing activities compared to $0 used in financing activities for the fiscal year ended December 28, 2013.

As a result of the foregoing, our cash and cash equivalents increased to $341,000 at December 27, 2014 from $214,000 at December 28, 2013.

We believe our existing cash and cash equivalents on hand at December 27, 2014, existing working capital  and the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months.  However, we may require additional financing in order to carry out our business plans for future periods.

Contractual Obligations

We had no material contractual obligations at December 27, 2014.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates.  We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars.  We did not enter into any foreign exchange contracts in the year ended December 27, 2014.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tofutti Brands, Inc.

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”) as of December 27, 2014 and December 28, 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 27, 2014.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Tofutti Brands, Inc. as of December 27, 2014 and December 28, 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 27, 2015

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

Assets	December 27, 2014	December 28, 2013
Current assets:
Cash and cash equivalents	$341	$214
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $275 and $277 respectively	1,914	1,954
Inventories, net of reserve of $150 and $150, respectively	1,852	1,844
Prepaid expenses	71	40
Deferred costs	105	138
Total current assets	4,283	4,190

Fixed assets (net of accumulated depreciation of $2)	27	--

Other assets	16	16
	$4,326	$4,206

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$--
Accounts payable	1,367	877
Accrued expenses	264	459
Deferred revenue	114	153
	1,750	1,489

Note payable-long term	22	--
Total liabilities	1,772	1,489

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 27, 2014, and 5,153,706 shares at December 28, 2013	52	52
Additional paid-in capital	--	--
Retained earnings	2,502	2,665
Total stockholders’ equity	2,554	2,717
Total liabilities and stockholders’ equity	$4,326	$4,206

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Fiscal year ended December 27, 2014	Fiscal year ended December 28, 2013

Net sales	$14,353	$14,692
Cost of sales	10,103	10,727
Gross profit	4,250	3,965

Operating expenses:
Selling and warehousing	1,472	1,664
Marketing	553	676
Product development costs	641	585
General and administrative	1,815	1,939
	4,481	4,864

Loss before provision for income tax	(231)	(899)
Income tax(benefit) expense	(68)	9

Net loss	$(163)	$(908)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net loss per common share:
Basic and diluted	$(0.03)	$(0.18)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 27, 2014 and December 28, 2013
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances, December 29, 2012	5,153,706	$52	--	$3,573	$3,625
Net loss for year ended December 28, 2013	--	--	--	(908)	(908)
Balances, December 28, 2013	5,153,706	52	--	2,665	2,717
Net loss for year ended December 27, 2014				(163)	(163)
Balances, December 27, 2014	5,153,706	$52	--	$2,502	$2,554

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 27, 2014	Fiscal Year ended December 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(163)	$(908)
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Depreciation	2	--
Provision for bad debts and sales promotions	(2)	(26)
Change in the unrecognized tax position	(69)	--
Change in assets and liabilities:
Accounts receivable	42	(48)
Inventories	(8)	(94)
Prepaid expenses	2	64
Income taxes refundable	--	331
Accounts payable and accrued expenses	325	424
Net cash flows provided by (used in) operating activities	129	(257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable obligation	(2)	--
Net cash flows used in financing activities	(2)	--

NET CHANGE IN CASH AND CASH EQUIVALENTS	127	(257)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	214	471
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$341	$214
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$7	$6

Non-cash financing activities:
Acquisition of equipment under note	$29	$--

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1:	LIQUIDITY AND CAPITAL RESOURCES

At December 27, 2014, Tofutti Brands, Inc. (the “Company”) had approximately $341 in cash compared to $214 at December 28, 2013.  Net cash provided by operating activities for the year ended December 27, 2014 was $129 compared to $257 used in operating activities for the year ended December 28, 2013.  Net cash provided by operating activities for the year ended December 27, 2014 was primarily the result of our net loss of $163, which was offset by an increase in accounts payable and accrued liabilities of $295.

During the years ended December 27, 2014 and December 28, 2013, $2 and $0 was used in financing activities, respectively.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net loss for the year ended December 27, 2014 and cash used in operations, the Company may require additional financing in order to accomplish or exceed their business plans for future periods.  The Company is instituting additional cost cutting measures in fiscal year 2015 as a way to increase profitability in future periods.

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

Operating Segments. The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements.  While the Company has multiple products and or product groups, its goal is to focus on non-dairy foods.  The Company’s chief operating decision maker tracks revenue by product groups, but does not track more granular operating results by product group as many of the ingredients are similar amongst these groups.   As a result, the Company has determined that it has only one operating segment, which is the development, production and marketing of soy-based,  non-dairy frozen desserts, frozen food products and soy-based cheese products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st.  Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended on December 27, 2014 and December 28, 2013, respectively.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral.  Management feels that credit risk beyond the established allowances at December 27, 2014 is limited.

During the fiscal years ended December 27, 2014 and December 28, 2013, the Company derived approximately 83% and 84%, respectively, of its net sales domestically.  The remaining sales in both periods were exports to foreign countries.  The accounts receivable balance of one customer represented approximately 16% of total accounts receivable at December 27, 2014, and two customers represented a combined 25% of total accounts receivable at December 28, 2013. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 43% and 45% of the Company’s net sales for the fiscal years ended December 27, 2014 and December 28, 2013.

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

The Company purchased approximately 26% and 27% of its finished products from one supplier and 28% and 28% of its finished products from another supplier during the periods ended December 27, 2014  and December 28, 2013, respectively.

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

	Fiscal Year Ended December 27, 2014	Fiscal Year Ended December 28, 2013

Net loss, numerator, basic and diluted computation	$(163)	$(908)

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	--	--
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net loss per common share:
Basic and diluted	$(0.03)	$(0.18)

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

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $959 and $1,099 during the fiscal years ended December 27, 2014 and December 28, 2013, respectively.  Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred.  Advertising expenses amounted to $265 and $323 during the fiscal years ended December 27, 2014 and December 28, 2013, respectively.

Product Development Costs  - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $641 and $585 during the fiscal years ended December 27, 2014 and December 28, 2013, respectively.

Recent Accounting Pronouncements - In May, 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for Tofutti for interim and annual reporting periods beginning after December 15, 2015. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. The Company is currently evaluating the requirements of this update and has not yet determined its impact on its financial statements.

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

NOTE 3:	INVENTORIES

Inventories consist of the following:

	December 27, 2014	December 28, 2013
Finished products	$1,290	$1,342
Raw materials and packaging	562	502
	$1,852	$1,844

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 4:                      FIXED ASSETS

Fixed assets consist of the following:

	December 27, 2014	December 28, 2013
Automobile	$29	$--
	29	--

Less: accumulated depreciation	(2)	--
Fixed assets, net	$27	$--

Depreciation expense as of yearend, December 27, 2014 and December 28, 2013 was $2 and $0, respectively.

NOTE 5:                      STOCK OPTIONS

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

There were no stock options granted in the last two fiscal years, and no options were outstanding as of year-end, December 27, 2014 and December 28, 2013.

NOTE 6:                      LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey.  The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen.  The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises under the terms of that agreement.  Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $80 in 2014 and $81 in 2013.  The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 7:                      INCOME TAXES

The components of income tax (benefit) expense for the fiscal years ended December 27, 2014 and December 28, 2013 are as follows:

	December 27, 2014	December 28, 2013
Current:
Federal	$(53)	$9
State	(15)	--
	(68)	9

Total income tax (benefit) expense	$(68)	$9

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended December 27, 2014 and December 28, 2013 follows:

	December 27, 2014	December 28, 2013
Income tax expense computed at federal statutory rate	$(77)	$(322)
State income taxes, net of federal income tax benefit	2	2
Permanent items	10	12
Change in federal valuation allowance	66	317
Reduction in unrecognized tax position	(69)	--
	$(68)	$9

Deferred tax assets for the fiscal years ended December 27, 2014 and December 28, 2013 consist of the following components:

	December 27, 2014	December 28, 2013
Allowance for doubtful accounts	$99	$100
Inventory	93	94
Federal and state net operating loss	422	347
Other	2	6
Valuation allowance	(616)	(547)
Deferred tax asset	$--	$--

Management has concluded that based upon all available evidence it is more likely than not that deferred tax assets will not be utilized.  The Company has recorded an increase in the  valuation allowance in the amount of $69 during the year ended December 27, 2014. The remaining deferred tax asset is offset by the federal unrecorded tax benefit.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 27, 2014 and December 28, 2013:

Balance at December 29, 2012	$191
Reduction due to the expiration of the statute of limitations	(13)
Balance at December 28, 2013	$178
Reduction due to the expiration of the statute of limitations	(9)
Balance at December 27, 2014	$169

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $32 and $91 of accrued interest and penalties related to uncertain tax positions at December 27, 2014 and December 28, 2013, respectively.  The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $201.

The liability at December 27, 2014 for uncertain tax positions is included in accrued expenses.  The Company’s federal and state tax returns are open to examination for the years 2011 to 2014.

NOTE 8:  RELATED PARTY TRANSACTIONS

Effective October 1, 2012, the Company entered into an agreement with a former director pursuant to which the director agreed to provide it with certain consulting and business development services relating to the introduction of the Company to potential users, licensees, and co-developers of its  products. Under this agreement, which terminated on September 30, 2013,  the director was entitled to receive a 10% commission on sales if the Company entered into a licensing agreement  with a third party and a 5% commission on sales to a third party that does not enter into a license agreement with it. No payments were made under such provisions during the years ended December 27, 2014 and December 28, 2013, but in the event such agreements are entered into in the three years subsequent to September 30, 2013, the Company would  be obligated to pay the director such commissions for revenues arising out of relationships he initiated.  The Company paid him an expense allowance of $2,500 a month and paid him a total of $0 in the year ended December 27, 2014 and $22,500 in the year ended December 28, 2013. This agreement was approved by the Company’s audit committee and board of directors, with the director abstaining from such consideration.

NOTE 9: NOTE PAYABLE

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%.  The loan is collateralized by the underlying automobile.

	December 27, 2014	December 28, 2013
Note payable	$27	--
Less current maturity	5	--
Note payable, net of current maturity	$22	--

Minimum estimated future payments on this loan as of December 27, 2014 are as follows:

Fiscal Year Ending

2015	$5
2016	6
2017	6
2018	6
2019	4

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 10: SALES BY GEOGRAPHIC REGION AND PRODUCT CATEGORY

Revenues by geographical region are as follows(in thousands):

	December 27, 2014	December 28, 2013
Revenues by geography:
Americas	$12,781	$13,178
Europe	686	787
Asia Pacific and Africa	531	424
Middle East	355	303
	$14,353	$14,692

Approximately 93% of the Americas revenue in each of fiscal 2014 and 2013 is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	December 27, 2014	December 28, 2013
Frozen Desserts	$4,386	$4,529
Cheeses	9,446	9,215
Frozen Foods	521	948
	$14,353	$14,692

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 27, 2014, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2014.

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

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework (2013) for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment.

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 27, 2014 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 27, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	83	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	63	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	62	Director
Joseph N. Himy	45	Director
Scott Korman	60	Director
Reuben Rapoport	86	Director
Franklyn Snitow	68	Director

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

Involvement in Legal Proceedings

From time to time we may be subject to various claims and contingencies in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2014 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2014 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2014	450,000	--	--	--	--	--	450,000
Chief Executive Officer	2013	450,000	--	--	--	--	--	450,000
and Director	2012	450,000	--	--	--	--	--	450,000

Steven Kass	2014	125,000	--	--	--	--	--	125,000
Chief Financial Officer	2013	125,000	--	--	--	--	--	125,000
	2012	125,000	--	--	--	--	--	125,000

The aggregate value of all other perquisites and other personal benefits furnished to each of these  executive officers was less than $10,000 in both the 2014 and 2013 fiscal years.

Grants of Plan-Based Awards for Fiscal 2014

There were no stock options awarded during the fiscal year ended December 27, 2014.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 27, 2014 based on the number of meetings attended.  Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended.  Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.  Mr. Snitow waives his compensation.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 27, 2014.  Each non-employee director is considered independent under NYSE MKT listing standards.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	13,500	--	--	--	--	--	13,500
Joseph N. Himy	6,000	--	--	--	--	--	6,000
Scott Korman	7,000	--	--	--	--	--	7,000
Reuben Rapoport	--	--	--	--	--	--	--
Franklyn Snitow	1,500	--	--	--	--	--	1,500

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

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
David Mintz	--	--	--	--	--	--	--	--	--
Steven Kass	--	--	--	--	--	--	--	--	--

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 24, 2015 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	51.0%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 24, 2015 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 24, 2015.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)
David Mintz	2,630,440	51.0%
Steven Kass	220,000	4.3%
Franklyn Snitow	33,100	*
Reuben Rapoport	36,010	*
Neal S. Axelrod	1,000	*
Joseph N. Himy	0	*
Scott Korman	0	*
All Executive Officers and Directors as a group (7 persons)	2,930,550	56.9%

*           Less than 1%.

(1)
The address of Messrs. Mintz, Kass, Axelrod, Himy and Rapoport is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016.  The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017.  The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 24, 2015 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)           Based on 5,153,706 shares issued and outstanding as of March 24, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Effective October 1, 2012, we entered into an agreement with our former director, Philip Gotthelf, pursuant to which Mr. Gotthelf agreed to provide us with  certain consulting and business development services relating to the introduction of our company to potential users, licensees, and co-developers of our  products. Under this agreement, which terminated on September 30, 2013, Mr. Gotthelf was entitled to receive a 10% commission on sales if we entered into a licensing agreement  with a third party and a 5% commission on sales to a third party that does not enter into a license agreement with us. No payments were made under such provisions during the years ended December 27, 2014 and December 28, 2013, but in the event such agreements are entered into in the three years subsequent to September 30, 2013, we would be obligated to pay Mr. Gotthelf  such commissions for revenues arising out of relationships he initiated. We also agreed to pay Mr. Gotthelf an expense allowance of $2,500 a month and paid him a total of $0 in the year ended December 27, 2014 and $22,500 in the year ended December 28, 2013.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed for each of the fiscal years ended December 27, 2014 and December 28, 2013 for services rendered by EisnerAmper LLP., our independent registered accounting firm.

	2014	2013
Audit fees	$102,000	$98,000
Audit-related fees	--	--
Total Audit & Audit-related fees	$102,000	$98,000
Tax fees	--	--
All other fees	--	--
Total fees	$102,000	$98,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.  During fiscal 2014 and 2013, we incurred audit fees with EisnerAmper LLP in the amount of $102,000 and $98,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees.  No such fees were billed in fiscal 2014 or 2013.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.  No such fees were billed in fiscal 2014 or 2013.  The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through February 1986.(1)
3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)
3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)
3.2	By-laws.(1)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan.(4)
23.1	Consent of Eisner Amper LLP.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document*
101.SCH	Schema Document*
101.CAL	Calculation Linkbase Document*
101.DEF	Definition Linkbase Document*
101.LAB	Labels Linkbase Document*
101.PRE	Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2015.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz	/s/ Scott Korman
David Mintz	Scott Korman
Chairman of the Board and Chief Executive Officer	Director

/s/ Steven Kass
Steven Kass	Reuben Rapoport
Secretary, Treasurer and Chief Financial and Principal Accounting Officer	Director

/s/ Neal S. Axelrod
Neal S. Axelrod	Franklyn Snitow
Director	Director

/s/ Joseph N. Himy
Joseph N. Himy
Director

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)
3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)
3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)
3.2	By-laws.(1)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan.(4)
23.1	Consent of Eisner Amper LLP.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document*
101.SCH	Schema Document*
101.CAL	Calculation Linkbase Document*
101.DEF	Definition Linkbase Document*
101.LAB	Labels Linkbase Document*
101.PRE	Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.