Form 10-Q
period 2015-03-28
TOFUTTI BRANDS INC
filed 2015-05-18
CIK 730349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number:  1-9009

Tofutti Brands Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2015 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
TOFUTTI BRANDS INC.
Condensed Balance Sheets
(in thousands, except share and per share figures)

	March 28, 2015	December 27, 2014*
Assets
Current assets:
Cash and cash equivalents	$29	$341
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $290 and $275, respectively	1,783	1,914
Inventories, net of reserve of $150 and $150, respectively	1,982	1,852
Prepaid expenses	43	71
Deferred costs	102	105
Total current assets	3,939	4,283

Fixed assets (net of accumulated depreciation of $4 and $2, respectively)	25	27

Other assets	16	16
	$3,980	$4,326

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$5
Accounts payable	1,440	1,367
Accrued expenses	227	264
Deferred revenue	111	114
	1,783	1,750

Note payable—long-term	20	22
Total liabilities	1,803	1,772

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at March 28, 2015, and 5,153,706 shares at December 27, 2014	52	52
Additional paid-in capital	--	--
Retained earnings	2,125	2,502
Total stockholders’ equity	2,177	2,554
Total liabilities and stockholders’ equity	$3,980	$4,326

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.
Condensed Statements of Operations
(Unaudited)
(in thousands, except per share figures)

	Thirteen weeks ended March 28, 2015	Thirteen weeks ended March 29, 2014

Net sales	$3,143	$3,857
Cost of sales	2,398	2,567
Gross profit	745	1,290

Operating expenses:
Selling	400	386
Marketing	123	127
Research and development	140	189
General and administrative	454	476
	1,117	1,178

(Loss) income before income taxes	(372)	112

Income tax expense	(5)	(6)

Net (loss) income	$(377)	$106

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted

Net (loss) income per common share:
Basic and diluted	$(0.07)	$0.02

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen weeks ended March 28, 2015	Thirteen weeks ended March 29, 2014

Cash flows used in operating activities, net	$(310)	$(29)

Cash flows used in financing, net	(2)	--

Net decrease in cash and cash equivalents	(312)	(29)

Cash and cash equivalents at beginning of period	341	214

Cash and cash equivalents at end of period	$29	$185

Supplemental cash flow information:
Income taxes paid	$5	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1:   Liquidity and Capital Resources

At March 28, 2015, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $29 in cash compared to $341 at December 27, 2014.  Net cash used in operating activities for the thirteen weeks ended March 28, 2015 was $310 compared to $29 used in operating activities for the thirteen weeks ended March 29, 2014.  Net cash used in operating activities for the thirteen weeks ended March 28, 2015 was primarily a result of the net loss for the period.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net losses and cash used in operations in the previous two fiscal years and the first quarter of fiscal 2015, the Company will likely require additional financing in order to accomplish or exceed their business plans for future periods.  The Company continues to implement cost cutting measures in fiscal year 2015 as a way to increase profitability and operating cash flow in future periods.

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

Note 3:   Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 27, 2014 are derived from our audited financial statements for the year ended December 27, 2014.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2014  included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen week period ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year or any other period.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

Note 4:   Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended March 28, 2015, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, that are of material significance, or have potential material significance, to the Company.

Note 5:   Inventories

The composition of inventories is as follows:

	March 28, 2015	December 27, 2014
Finished products	$1,463	$1,290
Raw materials and packaging	519	562
	$1,982	$1,852

Note 6:   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.   As of the periods ended March 28, 2015 and December 27, 2014, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7:   Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of  common shares outstanding.  Diluted earnings per common share for the periods ended March 28, 2015 and March 29, 2014 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended March 28, 2015	Thirteen Weeks Ended March 29, 2014
Numerator
Net (loss) income-basic and diluted	$(377)	$106
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,154	5,154

(Loss) gain per share Basic and diluted	$(0.07)	$0.02

Note  8:  Fixed Assets

Fixed assets consist of the following:

	March 28, 2015	December 27, 2014
Automobile	$29	$29

	29	29
Less: accumulated depreciation	(4)	(2)
Fixed assets, net	$25	$27

Depreciation expense for the thirteen weeks ended March 28, 2015 and year ended December 27, 2014 was $2 and $2, respectively.  There was no depreciation expense for the thirteen weeks ended March 29, 2014.

Note 9:   Share Based Compensation

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

The 2014 Plan made 250,000 shares of Common Stock available for awards. As of March 28, 2015, the Company had not issued any awards under the 2014 Plan. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.”

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 10: Note Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%.  The loan is collateralized by the underlying automobile.

	March 28, 2015	December 27, 2014
Note payable	$25	$27
Less current maturity	5	5
Note payable, net of current maturity	$20	$22

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	March 28, 2015	March 29, 2014
Revenues by geography:
Americas	$2,909	$3,368
Europe	90	286
Asia Pacific and Africa	47	108
Middle East	97	95
	$3,143	$3,857

Approximately 95% of the Americas revenue in the 2015 period and 93% in the 2014 period is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	March 28, 2015	March 29, 2014
Frozen Desserts	$839	$1,190
Cheeses	2,215	2,552
Frozen Foods	89	115
	$3,143	$3,857

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fixed Assets.  Fixed assets consist of a company automobile used for advertising and trade show purposes.  Amortization is provided by charges to income using the straight-line method over the useful life of five years.

Income Taxes.  The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions.  If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.  Our federal and state tax returns are open to examination for the years 2012 through 2014.

Results of Operations

Thirteen Weeks Ended March 28, 2015 Compared with Thirteen Weeks Ended March 29, 2014

Net sales for the thirteen weeks ended March 28, 2015 were $3,143,000, a decrease of $714,000, or 19%, from net sales of $3,857,000 for the thirteen weeks ended March 29, 2014. The decrease in sales was primarily due to the decrease of sales in our frozen dessert product line to $839,000 in the thirteen weeks ended March 28, 2015 from $1,190,000 for the thirteen weeks ended March 29, 2014. Our frozen dessert business continues to be negatively impacted by the overall sluggishness in ice cream category sales.  Sales of soy-cheese products decreased to $2,215,000 in the 2015 period from $2,552,000 in the 2014 period, primarily as a result of substantially higher sales allowances in the 2015 period as compared to the 2014 period.  Sales of frozen food entrée products decreased to $89,000 in the 2015 thirteen week period from $115,000 in the 2014 thirteen week period, primarily as a result of production and sales issues related to the transition to our new nine slice pizza package from the existing three slice package.  We experienced sales declines in all categories of products, which we believe were largely attributable to the timing of sales which will be posted in the second quarter of 2015 instead of the first quarter and the impact of sales allowance discounts in the first quarter of 2015 that were approximately $220,000 greater than in the corresponding period in 2014.  We expect that these discount programs, which we believe are necessary to support the distribution of our products, will be significantly lower in subsequent periods of fiscal 2015.

Our gross profit decreased to $745,000 in the period ended March 28, 2015 from $1,290,000 in the period ended March 29, 2014.  The reduction in gross profit was due to the lower level of sales and lower gross profit percentage in the current period.    Our gross profit percentage was 24% for the period ending March 28, 2015 compared to 33% for the period ending March 29, 2014. The decrease in our gross profit percentage was primarily due to the $220,000 increase in sales allowances and discounts in the first quarter of 2015.  If sales allowances and discounts in 2015 were equal to those of the corresponding period in 2014, our gross profit percentage in the 2015 period would have been 29%.  Freight out expense, a significant part of our cost of sales, increased by $17,000, or 8%, to $224,000 for the thirteen weeks ended March 28, 2015 compared with $207,000 for the thirteen weeks ended March 29, 2014.  As a percentage of sales, freight out expense increased to 7% in the 2015 thirteen week period from 5% for the 2014 thirteen week period.  We expect freight out expense as a percentage of sales to be greater in 2015 as compared to 2014.  While the cost of fuel has declined, other demographic and industry factors, such as the severe drought in California, have forced carriers to significantly increase their freight rates nationally.

Selling expenses increased by $14,000, or 4%, to $400,000 for the thirteen weeks ended March 28, 2015 compared to $386,000 for the thirteen weeks ended March 29, 2014.  This increase was due principally to a $12,000 increase in outside warehouse expense  due to the higher level of inventory.  We anticipate that our selling expenses will decline for the balance of 2015 as we institute several cost cutting measures in our sales operations, such as lowering the commission rate paid to outside food brokers, reducing the number of trade shows we participate in, and reducing our outside warehouse expense by decreasing our inventory.

Marketing expenses decreased by $4,000, or 3%, to $123,000 for the thirteen weeks ended March 28, 2015  compared to $127,000 for the thirteen weeks ended March 29, 2014 due principally to decreases in artwork and plates expense of $19,000, television and radio advertising expense of $7,000, and public relations expense of $7,000, which were partially offset by increases in newspaper advertising expense of $21,000 and promotion expense of $11,000. We anticipate greater reductions in marketing expenses throughout the balance of 2015, specifically in the areas of artwork and plates expense, public relations and promotions.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $49,000, or 26%, to $140,000 for the thirteen weeks ended March 28, 2015 from $189,000 for the thirteen weeks ended March 29, 2014, due to decreases in payroll expense of $33,000 and professional fees and outside services expense of $20,000, which were partially offset by an increase in  lab costs and supplies of $5,000.   The decrease in payroll expense was due to a reduction in the number of employees working in research and development.  We anticipate a similar reduction in research and development expense over the balance of the year, specifically in the areas of payroll expense and professional fees and outside services expense.

General and administrative expenses decreased by $22,000, or 5%, to $454,000 for the thirteen weeks ended March 28, 2015 compared with $476,000 for the thirteen weeks ended March 29, 2014 due principally to decreases in travel and auto expense of $9,000, professional fees and outside services expense of $25,000, and building and maintenance and repair expense of $5,000, which were partially offset by increases in public relations expense of $5,000 and general insurance expense of $15,000.  We anticipate the same or greater reductions in general and administrative expenses throughout the balance of 2015, specifically in the areas of payroll expense and professional fees and outside services expense.

For the thirteen weeks ended March 28, 2015, we recognized income tax expense of $5,000 compared to income tax expense of $6,000 for the thirteen weeks ended March 29, 2014.  We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than minimum state taxes for the thirteen weeks ending March 28, 2015 and March 29, 2014.

Liquidity and Capital Resources

As of March 28, 2015, we had approximately $29,000 in cash and cash equivalents and our working capital was approximately $2.2 million, compared with approximately $341,000 in cash and cash equivalents and working capital of $2.5 million at December 27, 2014.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 28, 2015	Thirteen Weeks ended March 29, 2014
Net cash used in operating activities	$(310,000)	$(29,000)
Net cash used in financing activities	(2,000)	--
Net change in cash and cash equivalents	$(312,000)	$(29,000)

Net cash used in operating activities for the thirteen weeks ended March 28, 2015 was $310,000 compared to $29,000 used in operating activities for the thirteen weeks ended March 29, 2014.  Net cash used in operating activities for the thirteen weeks ended March 28, 2015 was primarily a result of the net loss for the period and an increase in inventory, which was partially offset by the increase in accounts payable for the period.  Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger second and third quarter selling periods.  Accounts payable increased primarily as a result of the inventory purchases made during the thirteen weeks ended March 28, 2015.  While we believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations, we intend to seek additional financing to improve our financial position.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 28, 2015.

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

Evaluation of Disclosure Controls and Procedures. As of March 28, 2015, our company’s chief executive officer and  chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 28, 2015.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 28, 2015 because of the following material weaknesses in internal controls over financial reporting:

●
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of eleven employees at March 28, 2015, that will not require us to hire additional personnel.

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

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 27, 2014.

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

Date: May 18, 2015

