Form 10-Q
period 2015-06-27
TOFUTTI BRANDS INC
filed 2015-08-11
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of August 10, 2015 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	June 27, 2015	December 27, 2014*
Assets
Current assets:
Cash and cash equivalents	$185	$341
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $326 and $275, respectively	2,185	1,914
Inventories, net of reserve of $150 and $150, respectively	1,613	1,852
Prepaid expenses	32	71
Deferred costs	63	105
Total current assets	4,078	4,283

Fixed assets (net of accumulated depreciation of $5 and $2, respectively)	24	27

Other assets	16	16
	$4,118	$4,326

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$5
Accounts payable	1,560	1,367
Accrued expenses	198	264
Deferred revenue	70	114
	1,833	1,750

Note payable—long-term	19	22
Total liabilities	1,852	1,772

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 27, 2015, and 5,153,706 shares at December 27, 2014	52	52
Additional paid-in capital	113	--
Retained earnings	2,101	2,502
Total stockholders’ equity	2,266	2,554
Total liabilities and stockholders’ equity	$4,118	$4,326

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended June 27, 2015	Thirteen weeks ended June 28, 2014	Twenty-six weeks ended June 27, 2015	Twenty-six weeks ended June 28, 2014

Net sales	$3,624	$3,498	$6,767	$7,355
Cost of sales	2,548	2,537	4,945	5,104
Gross profit	1,076	961	1,822	2,251

Operating expenses:
Selling and warehouse	350	425	750	811
Marketing	80	147	203	273
Research and development	143	147	283	337
General and administrative	524	432	979	908
	1,097	1,151	2,215	2,329

Loss before income taxes	(21)	(190)	(393)	(78)

Income tax expense	3	--	8	6

Net loss	$(24)	$(190)	$(401)	$(84)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net loss per common share:
Basic and diluted	$(0.00)	$(0.04)	$(0.08)	$(0.02)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six weeks ended June 27, 2015	Twenty-six weeks ended June 28, 2014

Cash (used in) operating activities, net	$(153)	$(43)

Cash (used in) financing activities, net	(3)	--
Net (decrease) in cash and cash equivalents	(156)	(43)

Cash and cash equivalents at beginning of period	341	214

Cash and cash equivalents at end of period	$185	$171

Supplemental cash flow information:
Income taxes paid	$8	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1:  Liquidity and Capital Resources

At June 27, 2015, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $185 in cash compared to $341 at December 27, 2014.  Net cash used in operating activities for the twenty-six weeks ended June 27, 2015 was $153 compared to $43 used in operating activities for the twenty-six weeks ended June 28, 2014.  Net cash used in operating activities for the twenty-six weeks ended June 27, 2015 was primarily a result of the net loss of $401 as well as an increase in accounts receivable offset by a decrease in inventory and increases in accounts payable and accrued expenses.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations.  However, due to the net losses and cash used in operations in the previous two fiscal years and the first and second quarters of fiscal 2015, the Company will likely require additional financing in order to accomplish or exceed their business plans for future periods.  The Company continues to implement cost cutting measures in fiscal year 2015 as a way to increase profitability and operating cash flow in future periods.

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

Note 3:  Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet amounts as of December 27, 2014 are derived from our audited financial statements for the year ended December 27, 2014.  The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the thirteen and twenty-six week periods ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 4:  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2014-09.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

Note 5:  Inventories

The composition of inventories, net of reserves of $150 and $150, is as follows:

	June 27, 2015	December 27, 2014
Finished products	$943	$1,290
Raw materials and packaging	670	562
	$1,613	$1,852

Note 6:  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  As of the periods ended June 27, 2015 and December 27, 2014, the Company recorded a full valuation allowance on its deferred tax asset balances.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 7: Loss Per Share

Basic and diluted loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Because of the loss during the period the inclusion of options was anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Thirteen Weeks Ended June 27, 2015	Thirteen Weeks Ended June 28, 2014	Twenty-six Weeks Ended June 27, 2015	Twenty-six Weeks Ended June 28, 2014
Numerator
Net loss-basic and diluted	$(24)	$(190)	$(401)	$(84)
Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706

Loss per common share Basic and diluted	$(0.00)	$(0.04)	$(0.08)	$(0.02)

Note  8: Fixed Assets

Fixed assets consist of the following:

	June 27, 2015	December 27, 2014
Automobile	$29	$29

Less: accumulated depreciation	(5)	(2)
Fixed assets, net	$24	$27

Depreciation expense for the thirteen and twenty-six weeks ended June 27, 2015 was $1 and $3, respectively.  There was no depreciation expense for the thirteen and twenty-six weeks ended June 28, 2014.

Note 9:   Stock Based Compensation

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

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The 2014 Plan made 250,000 shares of Common Stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.”  As of June 27, 2015, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from December 27, 2014 to June 27, 2015:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 27, 2014	--	--
Exercisable at December 27, 2014	--	--
Granted as of June 27, 2015	80,000	4.41
Exercised as of June 27, 2015	--	--
Outstanding at June 27, 2015	80,000	4.41

The following table summarizes information about stock options outstanding at June 27, 2015:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	4.80	4.41	43,333

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the twenty-six weeks ended June 27, 2015

Expected volatility	69.8% - 71.4%

Expected term (in years)	5 years

Risk-free rate	1.3%-1.8%

Expected dividends	0%

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

As of June 27, 2015, the intrinsic value of the options outstanding and exercisable was immaterial. As of June 27, 2015, there was approximately $94 of total unrecognized compensation cost that will be recognized through January 2, 2017 related to non-vested share-based compensation arrangements granted under the Plan.  For the thirteen and twenty-six weeks ended June 27, 2015, stock compensation expense was $113.

Note 10: Note Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%.  The loan is collateralized by the underlying automobile.

	June 27, 2015	December 27, 2014
Note payable	$24	$27
Less current maturity	(5)	(5)
Note payable, net of current maturity	$19	$22

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	Thirteen Weeks ended June 27, 2015	Thirteen Weeks ended June 28, 2014	Twenty-Six Weeks ended June 27, 2015	Twenty-Six Weeks ended June 28, 2014
Revenues by geography:
Americas	$3,121	$3,161	$6,030	$6,529
Europe	257	109	347	395
Asia Pacific and Africa	141	199	188	307
Middle East	105	29	202	124
	$3,624	$3,498	$6,767	$7,355

Approximately 92% of the Americas revenue in 2015 and 93% of the Americas revenue in 2014 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	Thirteen Weeks ended June 27, 2015	Thirteen Weeks ended June 28, 2014	Twenty-Six Weeks ended June 27, 2015	Twenty-Six Weeks ended June 28, 2014
Frozen Desserts	$1,005	972	$1,843	$2,162
Cheeses	2,378	2,339	4,594	4,891
Frozen Foods	241	187	330	302
	$3,624	$3,498	$6,767	$7,355

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

Stock Based Compensation.  The Company follows the provisions of ASC 718 Share-Based Payment. The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. Stock-based compensation expense is recognized over the requisite service period.

Results of Operations

Thirteen Weeks Ended June 27, 2015 Compared with Thirteen Weeks Ended June 28, 2014

Net sales for the thirteen weeks ended June 27, 2015 were $3,624,000, an increase of $126,000, or 4%, from net sales of $3,498,000 for the thirteen weeks ended June 28, 2014.  Sales of our frozen dessert product line increased to $1,005,000 in the thirteen weeks ended June 27, 2015 from $972,000 for the thirteen weeks ended June 28, 2014 as a result of improved frozen dessert novelty sales.  Sales of soy-cheese products increased to $2,378,000 in the 2015 period from $2,339,000 in the 2014 period, primarily as a result of improved domestic sales.  Sales of frozen food entrée products increased to $241,000 in the 2015 thirteen week period from $187,000 in the 2014 thirteen week period, primarily as a result of our resolving the production and sales issues related to the transition to our new nine slice pizza package from a three slice package earlier this year.  The increase in gross sales in all categories was offset in part by the impact of sales allowance discounts in the 2015 period that were approximately $221,000 greater than in the corresponding period in 2014.

Our gross profit increased to $1,076,000 in the thirteen weeks ended June 27, 2015 from $961,000 in the thirteen weeks ended June 28, 2014 due to the increase in sales.  Our gross profit percentage was 30% for the thirteen weeks ending June 27, 2015 compared to 27% for the thirteen weeks ending June 28, 2014. The increase in our gross profit percentage was due primarily to price increases over the past 18 months becoming fully implemented in the period ending June 27, 2015.  Freight out expense, a significant part of our cost of sales, decreased by $103,000, or 55%, to $128,000 for the thirteen weeks ended June 27, 2015 compared with $231,000 for the thirteen weeks ended June 28, 2014.  As a percentage of sales, freight out expense decreased to 4% in the 2015 thirteen week period compared to 7% for the 2014 thirteen week period.  Our freight out expense during the second quarter was positively impacted by a substantial decrease in the cost of shipping our products to the west coast, the reduction in our overall inventory, which required fewer shipments to our warehouses, and the significant decrease in the cost of fuel in the thirteen weeks ended June 27, 2015 as compared to the thirteen weeks ended June 28, 2014.  Additionally, the pick-up allowance we offer saves us a significant expense, as we no longer have to incur costs associated with shipping products to those customers who utilize it.

Selling expenses decreased by $75,000, or 18%, to $350,000 for the thirteen weeks ended June 27, 2015  compared to $425,000 for the thirteen weeks ended June 28, 2014.  This decrease was due principally to decreases in outside warehouse rental expense of $86,000, commission expense of $30,000, and travel, entertainment and auto expense of $7,000, which decreases were partially offset by an increase in meetings and conventions expense of $41,000.  Outside warehouse rental expense decreased due to the significant decrease in our inventory.  The increase in meetings and conventions expense was the result of a timing difference as last year’s expense occurred in the first quarter of the year, while this year’s expense occurred in the second quarter of the year.  We anticipate that our selling expenses will decline for the balance of 2015 because of the cost cutting measures that we have instituted in our sales operations, such as lowering the commission rate paid to outside food brokers, reducing the number of brokers, reducing the number of trade shows we participate in, and reducing our outside warehouse expense by decreasing our inventory.

Marketing expenses decreased by $67,000, or 46%, to $80,000 for the thirteen weeks ended June 27, 2015 compared to $147,000 for the thirteen weeks ended June 28, 2014, due principally to decreases in public relations expense of $21,000, promotions expense of $21,000, and artwork and plate expense of $27,000. We anticipate greater reductions in marketing expenses throughout the balance of 2015, specifically in the areas of artwork and plate expense, public relations and promotions.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased slightly by $4,000 to $143,000 for the thirteen weeks ended June 27, 2015 from $147,000 for the thirteen weeks ended June 28, 2014, primarily due to a decrease in payroll expense of $17,000, which was partially offset by an increase in lab costs and supplies of $13,000.  We anticipate a similar reduction in research and development expense over the balance of the year, specifically in the areas of payroll expense and professional fees and outside services expense.

General and administrative expenses increased by $92,000, or 21%, to $524,000 for the thirteen weeks ended June 27, 2015 compared with $432,000 for the thirteen weeks ended June 28, 2014 due to stock option expense of $113,000 and an increase in professional fees and outside services expense of $10,000, which were partially offset by decreases in public relations expense of $5,000, travel, entertainment and auto expense of $10,000, IT expense of $5,000, payroll expense of $12,000, and general insurance expense of $9,000. We anticipate reductions in general and administrative expenses throughout the balance of 2015, specifically in the areas of payroll expense and professional fees and outside services expense.

We recognized income tax expense of $3,000 for the thirteen weeks ended June 27, 2015 compared to $0 income tax expense for the thirteen weeks ended June 28, 2014.

Our operating income for the 2015 thirteen week period was negatively impacted by a non-cash stock-based compensation expense of $113,000 arising from the grant of options, which resulted in a loss before income taxes of $21,000.

Twenty-Six Weeks Ended June 27, 2015 Compared with Twenty-Six Weeks Ended June 28, 2014

Net sales for the twenty-six weeks ended June 27, 2015 were $6,767,000, a decrease of $588,000, or 8%, from net sales of $7,355,000 for the twenty-six weeks ended June 28, 2014.  Sales of our frozen dessert product line decreased to $1,843,000 in the twenty-six weeks ended June 27, 2015 from $2,162,000 for the twenty-six weeks ended June 28, 2014. Our frozen dessert business continues to be negatively impacted by the overall sluggishness in ice cream category sales.  Sales of soy-cheese products decreased to $4,594,000 in the 2015 period from $4,891,000 in the 2014 period, primarily as a result of lower export sales in the 2015 period as compared to the 2014 period.  Sales of frozen food entrée products increased to $330,000 in the 2015 twenty-six week period from $302,000 in the 2014 twenty-six week period, primarily as a result of the resolution of production and sales issues related to the transition to our new nine slice pizza package from the superseded three slice package.  We experienced sales declines in most categories of products, due to the impact of sales allowance discounts in the first twenty-six weeks of 2015 that were approximately $441,000 greater than in the corresponding period in 2014.  We expect that the costs of these discount programs, which we believe are necessary to support the distribution of our products, will be lower in subsequent periods of fiscal 2015.

Our gross profit decreased to $1,822,000 in the period ended June 27, 2015 from $2,251,000 in the period ended June 28, 2014, due to the decrease in sales.  Our gross profit percentage was 27% for the period ending June 27, 2015 compared to 31% for the period ending June 28, 2014.  Freight out expense, a significant part of our cost of sales, decreased by $86,000, or 20%, to $352,000 for the twenty-six weeks ended June 27, 2015 compared to $438,000 for the twenty-six weeks ended June 28, 2014. As a percentage of sales, freight out expense decreased to 5% in the 2015 twenty-six week period compared to 6% for the 2014 twenty-six week period.  Freight out expense during the twenty-six week period ended June 27, 2015 was positively impacted by a substantial decrease in the cost of shipping our products to the west coast, the reduction in our overall inventory, which required fewer shipments to our warehouses, including those on the west coast, and the significant decrease in the cost of fuel in the twenty-six weeks ended June 27, 2015 as compared to the twenty-six weeks ended June 28, 2014.    Freight out expense in the twenty-six week period ended June 27, 2015 was responsible for a smaller part of our cost of sales than in the twenty-six week period ended June 28, 2014, because the pick-up allowance we offer saves us a significant expense, as we no longer have to incur costs associated with shipping products to those customers who utilize it.

Selling expenses decreased by $61,000, or 8%, to $750,000 for the twenty-six weeks June 27, 2015  compared to $811,000 for the twenty-six weeks ended June 28, 2014.  This decrease was due principally to decreases in commissions expense of $30,000, outside warehouse rental expense of $73,000, and travel, entertainment and auto expense of $7,000, which decreases were partially offset by increases in meetings and convention expense of $33,000 and payroll expense of $12,000.  Outside warehouse rental expense decreased due to the decrease in inventory on hand in the current period compared to inventory as of December 27, 2014.  Meetings and conventions expense increased in the 2015 period as a result of a greater trade show expense in 2015.

Marketing expenses decreased by $70,000, or 26%, to $203,000 for the twenty-six weeks ended June 27, 2015 compared to $273,000 for the twenty-six weeks ended June 28, 2014, due principally to decreases in artwork and plate expense of $46,000, promotion expense of $10,000 and public relations expense of $28,000, which decreases were offset by an increase in advertising expense of $12,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $54,000, or 16%, to $283,000 for the twenty-six weeks ended June 27, 2015 from $337,000 for the twenty-six weeks ended June 28, 2014, due primarily to decreases in professional fees and outside services expense of $20,000 and payroll expense of $50,000, which decreases were partially offset by an increase lab costs and supplies of $17,000.

General and administrative expenses increased by $71,000, or 8%, to $979,000 for the twenty-six weeks ended June 27, 2015 compared with $908,000 for the twenty-six weeks ended June 28, 2014, due to stock option expense of $113,000 and an increase in general insurance expense of $5,000.  These increases were partially offset by decreases in payroll expense of $12,000, professional fees and outside services expense of $15,000, IT expense of $7,000, building and maintenance expense of $7,000, and travel and entertainment expense of $5,000.

For the twenty-six weeks ended June 27, 2015, we recognized income tax expense of $8,000 compared to income tax expense of $6,000 for the twenty-six weeks ended June 28, 2014. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than state taxes for the twenty-six weeks ending June 27, 2015 and June 28, 2014.

Our operating income for the 2015 twenty-six week period was negatively impacted by a non-cash stock-based compensation expense of $113,000 arising from the grant of options, which contributed to the loss before income taxes of $393,000.

Liquidity and Capital Resources

As of June 27, 2015, we had approximately $185,000 in cash and cash equivalents and our working capital was approximately $2.2 million, compared with approximately $341,000 in cash and cash equivalents and working capital of $2.5 million at December 27, 2014.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 27, 2015	Twenty-Six Weeks ended June 28, 2014
Net cash (used in) operating activities	$(153,000)	$(43,000)
Net cash (used in) financing activities	(3,000)	--
Net (decrease) in cash and cash equivalents	$(156,000)	$(43,000)

The decrease in our cash and cash equivalents for the twenty-six weeks ended June 27, 2015 is attributable to the $153,000 used in operating activities. The net cash used in operating activities was the result of the $401,000 net loss in the period offset in part by a decrease in current assets of $205,000 and an increase in current liabilities of $83,000.  Inventory decreased by $239,000 while accounts receivables increased by $271,000 due to the higher level of sales in the second quarter.  Accounts payable and accrued expenses increased primarily as a result of the inventory purchases made during the twenty-six weeks ended June 27, 2015.  While we believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations, we intend to seek additional financing to improve our financial position.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 27, 2015, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 27, 2015, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 27, 2015.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of June 27, 2015 because of the following continuing material weaknesses in internal controls over financial reporting:

•	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at June 27, 2015, that will not require us to hire additional personnel.

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

Date: August 11, 2015

