Form 10-Q
period 2015-10-03
TOFUTTI BRANDS INC
filed 2015-11-17
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of November 13, 2015 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

INDEX

		Page

Part I - Financial Information:

Item 1.	Financial Statements	3

	Condensed Balance Sheets – October 3, 2015 (Unaudited) and December 27, 2014	3

	Condensed Statements of Operations - (Unaudited) Fourteen and Forty Week Periods ended October 3, 2015 and Thirteen and Thirty-Nine Week Periods September 27, 2014	4

	Condensed Statements of Cash Flows - (Unaudited) – Forty and Thirty-Nine Week Periods ended October 3, 2015 and September 27, 2014	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	October 3, 2015	December 27, 2014*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136	$341
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $366 and $275, respectively	2,049	1,914
Inventories, net of reserve of $150 and $150, respectively	1,523	1,852
Prepaid expenses	59	71
Deferred costs	75	105
Total current assets	3,842	4,283

Fixed assets (net of accumulated depreciation of $7 and $2, respectively)	22	27

Other assets	16	16
Total Assets	$3,880	$4,326

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$5
Accounts payable	1,277	1,367
Accrued expenses	357	264
Deferred revenue	83	114
Total Current Liabilities	1,722	1,750

Note payable—long-term	17	22
Total liabilities	1,739	1,772

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	--	--
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at October 3, 2015, and 5,153,706 shares at December 27, 2014	52	52
Additional paid-in capital	113	--
Retained earnings	1,976	2,502
Total stockholders’ equity	2,141	2,554
Total liabilities and stockholders’ equity	$3,880	$4,326

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Fourteen weeks ended October 3, 2015	Thirteen weeks ended September 27, 2014	Forty weeks ended October 3, 2015	Thirty-nine weeks ended September 27, 2014

Net sales	$3,671	$3,292	$10,438	$10,647
Cost of sales	2,796	2,451	7,741	7,555
Gross profit	875	841	2,697	3,092

Operating expenses:
Selling and warehouse	386	306	1,136	1,117
Marketing	74	128	277	402
Research and development	106	152	389	488
General and administrative	435	419	1,413	1,327
Total operating expenses	1,001	1,005	3,215	3,334

Loss before income taxes	(126)	(164)	(518)	(242)

Income tax expense	--	--	8	6

Net loss	$(126)	$(164)	$(526)	$(248)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.05)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Forty weeks ended October 3, 2015	Thirty-nine weeks ended September 27, 2014

Cash used in operating activities, net	$(200)	$(150)

Cash used in financing activities, net	(5)	--
Net decrease in cash and cash equivalents	(205)	(150)

Cash and cash equivalents at beginning of period	341	214

Cash and cash equivalents at end of period	$136	$64

Supplemental cash flow information:
Income taxes paid	$8	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At October 3, 2015, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $136 in cash compared to $341 at December 27, 2014. Net cash used in operating activities for the forty weeks ended October 3, 2015 was $200 compared to $150 used in operating activities for the thirty-nine weeks ended September 27, 2014. Net cash used in operating activities for the forty weeks ended October 3, 2015 was primarily a result of the net loss of $526 and a decrease in current liabilities of $28, which were partially offset by a decrease in current assets, excluding cash, of $236. The decrease in current assets was primarily due to a decrease in inventory of $329.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net losses and cash used in operations in the previous two fiscal years and the first three quarters of fiscal 2015, the Company will likely require additional financing in order to accomplish or exceed their business plans for future periods.

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

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 27, 2014 are derived from our audited financial statements for the year ended December 27, 2014. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fourteen and forty week periods ended October 3, 2015 are not necessarily indicative of the results to be expected for the full year or any other period.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.  The 2015 fiscal year is a fifty-three week year ending on January 2, 2016, and the Company has elected to incorporate the additional week into the third quarter and nine month results, resulting in fourteen and forty week periods, respectively.

Note 4: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2014-09.

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

Note 5: Inventories

The composition of inventories, net of reserves of $150 and $150, is as follows:

	October 3, 2015	December 27, 2014
Finished products	$937	$1,290
Raw materials and packaging	586	562
	$1,523	$1,852

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended October 3, 2015 and December 27, 2014, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7: Loss Per Share

Basic and diluted loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Because of the loss during the period the inclusion of options was anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Fourteen Weeks Ended October 3, 2015	Thirteen Weeks Ended September 27, 2014	Forty Weeks Ended October 3, 2015	Thirty-nine Weeks Ended September 27, 2014
Numerator
Net loss-basic and diluted	$(126)	$(164)	$(526)	$(248)

Denominator
Denominator for basic and diluted earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706

Loss per common share
Basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.05)

Note 8: Fixed Assets

Fixed assets consist of the following:

	October 3, 2015	December 27, 2014
Automobile	$29	$29

Less: accumulated depreciation	(7)	(2)
Fixed assets, net	$22	$27

Depreciation expense for the fourteen and forty weeks ended October 3, 2015 was $2 and $5, respectively. There was no depreciation expense for the thirteen and thirty-nine weeks ended September 27, 2014.

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

The 2014 Plan made 250,000 shares of Common Stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of October 3, 2015, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from December 27, 2014 to October 3, 2015:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 27, 2014	--	--
Exercisable at December 27, 2014	--	--
Granted as of October 3, 2015	80,000	4.41
Exercised as of October 3, 2015	--	--
Outstanding at October 3, 2015	80,000	4.41

The following table summarizes information about stock options outstanding at October 3, 2015:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	4.55	4.41	43,333

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During the forty week period ending October 3, 2015, 80,000 options were granted, with 26,668 of the options vesting at the respective grant date, 26,666 vesting in January 2016, and  26,666 vesting in January 2017. At the date of grant, expected volatility was 69.8%-71.4%, a risk-free rate of 1.3%-1.8%, 0% expected dividends, and an expected term of five year. There were no options granted during the fourteen weeks ended October 3, 2015.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

As of October 3, 2015, the intrinsic value of the options outstanding and exercisable was immaterial. As of October 3, 2015, there was approximately $94 of total unrecognized compensation cost that will be recognized through January 2, 2017 related to non-vested share-based compensation arrangements granted under the Plan. For the forty weeks ended October 3, 2015 stock compensation expense was $113.

Note 10: Note Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

	October 3, 2015	December 27, 2014
Note payable	$22	$27
Less current maturity	(5)	(5)
Note payable, net of current maturity	$17	$22

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	Fourteen Weeks ended October 3, 2015	Thirteen Weeks ended September 27, 2014	Forty Weeks ended October 3, 2015	Thirty-nine Weeks ended September 27, 2014
Revenues by geography:
Americas	$3,357	$2,884	$9,388	$9,413
Europe	164	140	510	535
Asia Pacific and Africa	70	127	258	434
Middle East	80	141	282	265
	$3,671	$3,292	$10,438	$10,647

Approximately 93% of the Americas revenue is attributable to sales in the United States in the 2015 fourteen and forty week periods and 2014 thirteen and thirty-nine week periods. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	Fourteen Weeks ended October 3, 2015	Thirteen Weeks ended September 27, 2014	Forty Weeks ended October 3, 2015	Thirty-nine Weeks ended September 27, 2014
Frozen Desserts	$1,238	$1,149	$3,081	$3,311
Cheeses	2,289	1,936	6,883	6,828
Frozen Foods	144	207	474	508
	$3,671	$3,292	$10,438	$10,647

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.  The 2015 fiscal year is a fifty-three week year ending on January 2, 2016, and the company has elected to incorporate the additional week into the third quarter and nine month results, resulting in fourteen and forty week periods, respectively.

Fourteen Weeks Ended October 3, 2015 Compared with Thirteen Weeks Ended September 27, 2014

Net sales for the fourteen weeks ended October 3, 2015 were $3,671,000, an increase of $379,000, or 12%, from net sales of $3,292,000 for the thirteen weeks ended September 27, 2014. Sales of our frozen dessert product line increased to $1,238,000 in the fourteen weeks ended October 3, 2015 from $1,149,000 for the thirteen weeks ended September 27, 2014 as a result of improved frozen dessert novelty sales. Sales of soy-cheese products increased to $2,289,000 in the 2015 period from $1,936,000 in the 2014 period, primarily as a result of improved domestic sales. Sales of frozen food entrée products decreased to $144,000 in the 2015 fourteen week period from $207,000 in the 2014 thirteen week period, reflecting the decrease in sales of our new nine slice pizza package. The increase in gross sales in the frozen desserts and soy-cheese categories was offset in part by the impact of sales allowance discounts in the 2015 period that were approximately $89,000 greater than in the corresponding period in 2014. We expect that the costs of these discount programs, which we believe are necessary to support the distribution of our products, will be lower for the balance of 2015.

Our gross profit increased to $875,000 in the fourteen weeks ended October 3, 2015 from $841,000 in the thirteen weeks ended September 27, 2014 due to the increase in sales. Our gross profit percentage was 24% for the fourteen weeks ending October 3, 2015 compared to 26% for the thirteen weeks ending September 27, 2014. The decrease in our gross profit percentage was due primarily to a significant increase in allowance expense for the fourteen week period ending October 3, 2015 to $543,000 compared with $454,000 for the 2014 period. Freight out expense, a significant part of our cost of sales, increased by $28,000, or 11%, to $289,000 for the fourteen weeks ended October 3, 2015 compared with $261,000 for the thirteen weeks ended September 27, 2014 due primarily to the increase in sales in the 2015 period. As a percentage of sales, freight out expense increased to 8% in the 2015 fourteen week period compared to 7% for the 2014 thirteen week period. We anticipate that our freight out expense as a percentage of cost of sales will continue at the same percentage for the balance of 2015.

Selling expenses increased by $80,000, or 26%, to $386,000 for the fourteen weeks ended October 3, 2015 compared to $306,000 for the thirteen weeks ended September 27, 2014. This increase was due principally to increases in outside warehouse rental expense of $30,000, commission expense of $22,000, and bad debt expense of $29,000. Outside warehouse rental expense increased due to the significant increase in unit sales volume, which resulted in more in and out charges through the warehouses. Commission expense increased due to the increase in sales for the quarter. The increase in bad debt expense in 2015 reflects a recovery of accounts during 2014 that were previously charged to bad debt expense, which reduced the bad debt expense during the 2014 period.

Marketing expenses decreased by $54,000, or 42%, to $74,000 for the fourteen weeks ended October 3, 2015 compared to $128,000 for the thirteen weeks ended September 27, 2014, due principally to decreases in advertising expense of $21,000, promotions expense of $11,000, artwork and plate expense of $11,000 and public relations expense of $3,000. We anticipate greater reductions in marketing expenses throughout the balance of 2015, specifically in the areas of artwork and plate expense, public relations, promotions and advertising.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $46,000 to $106,000 for the fourteen weeks ended October 3, 2015 from $152,000 for the thirteen weeks ended September 27, 2014, primarily due to a decrease in payroll expense of $26,000, and lab costs and supplies expense of $16,000. We anticipate a similar reduction in research and development expense over the balance of the year, specifically in the area of payroll.

General and administrative expenses increased by $16,000, or 4%, to $435,000 for the fourteen weeks ended October 3, 2015 compared with $419,000 for the thirteen weeks ended September 27, 2014 due to increases in payroll expense of $11,000, public relations expense of $7,000, and IT expense of $7,000, which were partially offset by a decrease in general insurance expense of $7,000.

We did not recognize any income tax expense in either the fourteen weeks ended October 3, 2015 or the thirteen weeks ended September 27, 2014 due to the net loss in both periods.

Forty Weeks Ended October 3, 2015 Compared with Thirty-Nine Weeks Ended September 27, 2014

Net sales for the forty weeks ended October 3, 2015 were $10,438,000, a decrease of $209,000, or 2%, from net sales of $10,647,000 for the thirty-nine weeks ended September 27, 2014. Sales of our frozen dessert product line decreased to $3,081,000 in the forty weeks ended October 3, 2015 from $3,311,000 for the thirty-nine weeks ended September 27, 2014. Our frozen dessert business continues to be negatively impacted by the overall sluggishness in ice cream category sales. Sales of soy-cheese products increased to $6,883,000 in the 2015 period from $6,828,000 in the 2014 period, primarily as a result of increased sales in the U.S. market in the 2015 period as compared to the 2014 period. Sales of frozen food entrée products decreased to $474,000 in the 2015 forty week period from $508,000 in the 2014 thirty-nine week period, reflecting the decrease in sales of our new nine slice pizza package. Sales were negatively impacted by a significant increase in sales allowance discounts that were approximately $548,000 greater than in the corresponding period in 2014.

Our gross profit decreased to $2,697,000 in the period ended October 3, 2015 from $3,092,000 in the period ended September 27, 2014, due to the decrease in sales. Our gross profit percentage was 26% for the period ending October 3, 2015 compared to 29% for the period ending September 27, 2014. The decrease in our gross profit percentage was due primarily to a significant increase in allowance expense for the forty week period ending October 3, 2015 to $1,501,000 compared with $953,000 for the 2014 period. Freight out expense, a significant part of our cost of sales, decreased by $59,000, or 8%, to $640,000 for the forty weeks ended October 3, 2015 compared to $699,000 for the thirty-nine weeks ended September 27, 2014. As a percentage of sales, freight out expense decreased to 6% in the 2015 forty week period compared to 7% for the 2014 thirty-nine week period. Freight out expense during the forty week period ended October 3, 2015 was positively impacted by a substantial decrease in the cost of shipping our products to the west coast, the reduction in our overall inventory, which required fewer shipments to our warehouses, including those on the west coast, and the significant decrease in the cost of fuel in the forty weeks ended October 3, 2015 as compared to the thirty-nine weeks ended September 27, 2014. Freight out expense in the forty week period ended October 3, 2015 was responsible for a smaller part of our cost of sales than in the thirty-nine week period ended September 27, 2014, because the pick-up allowance we offer saves us a significant expense, as we no longer have to incur costs associated with shipping products to those customers who utilize it.

Selling expenses increased by $19,000, or 2%, to $1,136,000 for the forty weeks October 3, 2015 compared to $1,117,000 for the thirty-nine weeks ended September 27, 2014. This increase was due principally to increases in commissions expense of $8,000, outside warehouse rental expense of $43,000, and payroll expense of $17,000, which increases were partially offset by a decrease in meetings and convention expense of $18,000.

Marketing expenses decreased by $125,000, or 31%, to $277,000 for the forty weeks ended October 3, 2015 compared to $402,000 for the thirty-nine weeks ended September 27, 2014, due principally to decreases in artwork and plate expense of $57,000, promotion expense of $32,000 and public relations expense of $31,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $99,000, or 20%, to $389,000 for the forty weeks ended October 3, 2015 from $488,000 for the thirty-nine weeks ended September 27, 2014, due primarily to decreases in payroll expense of $76,000 and professional fees and outside services expense of $20,000.

General and administrative expenses increased by $86,000, or 6%, to $1,413,000 for the forty weeks ended October 3, 2015 compared with $1,327,000 for the thirty-nine weeks ended September 27, 2014, primarily due to a non-cash stock option expense of $113,000. This increase was partially offset by decreases in professional fees and outside services expense of $15,000, building and maintenance expense of $10,000, and travel and entertainment expense of $19,000.

For the forty weeks ended October 3, 2015 we recognized income tax expense of $8,000 compared to income tax expense of $6,000 for the thirty-nine weeks ended September 27, 2014. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than state taxes for the forty weeks ending October 3, 2015 and thirty-nine weeks ending September 27, 2014.

Our operating income for the 2015 forty week period was negatively impacted by a non-cash stock-based compensation expense of $113,000 arising from the grant of options, which contributed to the loss before income taxes of $518,000.

Liquidity and Capital Resources

As of October 3, 2015, we had approximately $136,000 in cash and cash equivalents and our working capital was approximately $2.1 million, compared with approximately $341,000 in cash and cash equivalents and working capital of $2.5 million at December 27, 2014.

The following table summarizes our cash flows for the periods presented:

	Forty Weeks ended October 3, 2015	Thirty-nine Weeks ended September 27, 2014
Net cash used in operating activities	$(200,000)	$(150,000)
Net cash used in financing activities	(5,000)	--
Net decrease in cash and cash equivalents	$(205,000)	$(150,000)

The decrease in our cash and cash equivalents for the forty weeks ended October 3, 2015 is attributable to the $200,000 used in operating activities. The net cash used in operating activities was the result of the $526,000 net loss in the period and a decrease in current liabilities of $28,000 offset in part by a decrease in current assets, excluding cash, of $236,000. Inventory decreased by $329,000 while accounts receivable increased by $135,000 due to the higher level of sales in the third quarter. While we believe that we will be able to fund our operations during the next twelve months from our working capital and from cash generated from operations, we intend to seek additional financing to improve our financial position.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of October 3, 2015, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of October 3, 2015, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as October 3, 2015.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of October 3, 2015 because of the following continuing material weaknesses in internal controls over financial reporting:

•	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of twelve employees at October 3, 2015, that will not require us to hire additional personnel.

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

Our sales have not rebounded since the loss in 2011 of our then largest customer, when it discontinued stocking branded goods. We continue to struggle to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net losses of $126,000 and $518,000 in the fourteen and forty week periods ended October 3, 2015 and net losses of $908,000 and $163,000 in our last two fiscal years. If we are unable to increase revenues, we may not be able to return to or sustain profitable operations in the future or generate positive cash flows from our operations.

As of October 3, 2015, we had approximately $136,000 in cash and cash equivalents and our working capital was approximately $2.1 million, compared with approximately $341,000 in cash and cash equivalents and working capital of $2.5 million at December 27, 2014. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we continue to incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We have received a notice of non-compliance with a continued listing standard from the NYSE MKT for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE MKT, it could have a substantial negative effect on our liquidity and results of operations.

On April 1, 2015, we received a notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that we did not meet continued listing standards of the NYSE MKT. We are not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of $2.6 million as of December 27, 2014 and had net losses in in three out of our four most recent fiscal years. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

We submitted a plan of compliance to the NYSE MKT on April 28, 2015 addressing how we intend to regain compliance with Section 1003(a)(ii) of the Company Guide by October 1, 2016 and supplemented such plan on June 12, 2015.  On June 23, 2015, we received a notice from NYSE Regulation, Inc. that we have been granted an extension until October 1, 2016 to regain compliance with the continued listing standards of the NYSE MKT. We will be subject to periodic review by the staff of NYSE Regulation, Inc. during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the NYSE MKT.

If our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

There have been no other material changes to the company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 27, 2014.

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

/s/Steve Kass
Steven Kass
Chief Accounting and Financial Officer

Date: November 16, 2015

