Form 10-K
period 2016-01-02
TOFUTTI BRANDS INC
filed 2016-04-01
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-9009

TOFUTTI BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3094658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Jackson Drive, Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

(908) 272-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $11,480,860

As of March 29, 2016, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-three week period ended January 2, 2016 (fiscal 2015) and the fifty-two week period ended December 27, 2014 (fiscal 2014).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand non-dairy frozen desserts and other food products. TOFUTTI products are soy-based, non-dairy products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy and corn, both naturally lower in saturated fat than dairy products. With the exception of Mintz’s Blintzes, all of our products are completely vegan and our soy-cheese products are gluten free as well. In addition, all of our products are certified kosher-parve and all of our soy-cheese products are also certified halal.

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

We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons. In order to broaden the use of our soy-cheese products, we incorporate them into our branded food products such as blintzes, pizza, and other frozen entrée products. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising, and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of non-dairy, vegan soy-based, kosher-parve products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line of soy-based, non-dairy products. Our non-dairy products include frozen desserts, soy-based cheeses and spreads, and other frozen food products.

Frozen Desserts

●	Premium TOFUTTI® non-dairy frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first non-dairy frozen dessert to be marketed to the general public through supermarkets. We currently offer ten flavors of premium, hard frozen TOFUTTI in pints, including four newly introduced Special Edition flavors, three flavors in three gallon bulk cans and one soft-serve flavor.

●	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of five different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Like all our frozen dessert products, they are completely trans-fat free, including the wafers. For those individuals who cannot have chocolate, we offer our TOTALLY VANILLA TOFUTTI CUTIE, made from vanilla TOFUTTI between two vanilla wafers.

●	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

●	TOTALLY FUDGE POPS®, CHOCOLATE FUDGE TREATS, and COFFEE BREAK TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS and COFFEE BREAK TREATS™ have only 30 calories per bar. Both products appeal to anyone on either a low fat or low carb diet.

●	HOORAY HOORAY is a sugar free stick novelty made with stevia, a natural sugar replacement ideal for those individuals who want to avoid sugar without using an artificial sweetener. Each bar has a creamy center of vanilla Tofutti, surrounded by a sugar-free chocolate coating containing crisped rice.

●	The MOJITO BAR is a creamy, lime flavored TOFUTTI stick novelty, which tastes likes a mojito and offers the consumer a refreshing novelty stick item.

●	MARRY ME BARSä are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Non-dairy Soy-Based Cheese Products

●	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk-free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in four flavors, plain, Herb & Chives, French Onion and Garlic & Herb and is available in 8 oz. retail packages and in 5 lb. containers and 30 lb. bulk boxes for food service customers.

●	SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is milk-free, butterfat-free, gluten-free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers and 30 lb. bulk boxes for food service customers. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is sold nationally in most health food stores and select supermarkets.

●	TOFUTTI SOY-CHEESE SLICES™ offer consumers a delicious non-dairy, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors: Mozzarella and American. The Mozzarella version is also available in 40 lb. blocks for food service customers.

●	BETTER THAN RICOTTA CHEESE® our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

●	TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold nine square slices to a package and is available in freezer cases in select supermarkets and health food stores.

●	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores and can be served hot, warm, or slightly chilled as a main meal or a snack.

●	TOFUTTI RAVIOLI combine our BETTER THAN RICOTTA CHEESE® blend with egg free pasta into a healthy and filling meal. The product is available in jumbo round and bite-sized square sizes sold in 12 oz bags and is available in freezer cases in many health food stores.

Planned 2016 Product Introductions

Beginning in the third quarter of 2016, we plan to introduce a new line of vegan dips, shredded cheddar and mozzarella soy-cheeses, and several new frozen dessert stick novelties.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Walmart, Kroger, Roundy’s Supermarkets, King Soopers, Fred Meyer, Restaurant Depot, DeMoulas/Market Basket, Wakefern Food Corp., and Ahold USA. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic accounts and all international accounts are handled directly by us. Our products are also sold in approximately thirty other countries.

We currently sell our dairy-free frozen dessert products, frozen entrees and soy-cheese products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Houston, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, Nashville, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, Salt Lake City, San Diego, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C.

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

Our sales to health food accounts in fiscal 2015 decreased to approximately $6,081,000, or 44% of total sales, from approximately $6,379,000, or 44% of total sales, in fiscal 2014. Our sales to the kosher market increased slightly to approximately $1,436,000, or 10% of sales, in fiscal 2015, from sales of approximately $1,418,000, or 10% of sales, in fiscal 2014.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended January 2, 2016		Fiscal Year ended December 27, 2014
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	$2,182	16%	$2,325	16%
Metropolitan New York	2,172	16%	2,351	16%
California	1,712	12%	1,815	13%
New England	1,176	9%	1,685	12%
Northwest	867	6%	745	5%
Florida	764	6%	769	5%
Upstate New York	687	5%	455	3%
Mid-Atlantic	515	4%	631	4%
Southwest	456	3%	445	3%
Southeast	276	2%	248	2%
Rocky Mountains	210	2%	298	2%

During fiscal 2015, we shipped our products to distributors in Australia, Brazil, Canada, Egypt, England, Ireland, Israel, Malaysia, Mexico, Panama, South Africa, and Trinidad. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors decreased to $2,319,000, or 17% of sales, in fiscal 2015, as compared to $2,495,000, or 17% of sales, in fiscal 2014. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other soy-based frozen desserts. We believe that we are a leader in the non-dairy frozen dessert product market and offer the most complete line of non-dairy frozen dessert products. Other soy-based frozen dessert products are presently being sold throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our other products also face substantial competition from non-dairy and dairy products marketed by companies with significantly greater resources than we have.

In most product categories, we compete not only with widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products. We believe that we are able to compete effectively due to our ability to offer an array of non-dairy frozen dessert, soy-cheese and other food products that contain no butterfat, cholesterol or lactose and are 100% milk-free, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2015 and 2014, our product development expenses were approximately $523,000 and $641,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

During the years ended January 2, 2016 and December 27, 2014, we purchased approximately 24% and 26%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer, and 29% and 28% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer.

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

Food manufacturing facilities are subject to inspections by various safety, health and environmental regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company’s facilities, subject to a period during which the company can remedy the alleged violations. Our Cranford, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau and the New Jersey Environmental Health Services. We believe that we, our distributors and our co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

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

EMPLOYEES

On January 2, 2016, we employed nine persons on a full-time basis as compared to twelve persons on a full time basis on December 27, 2014. We do not have any collective bargaining agreements with our employees.

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

Our sales have not rebounded since the loss in 2011 of our then largest customer, when it discontinued stocking branded goods. We continue to struggle to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net losses of $163,000 in the year ended December 27, 2014 and $643,000 in the year ended January 2, 2016. If we are unable to increase revenues, we may not be able to return to or sustain profitable operations in the future or generate positive cash flows from our operations.

As of January 2, 2016, we had $55,000 in cash and cash equivalents and our working capital was $2,003,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We are indebted to our Chairman and Chief Executive Officer pursuant to a promissory note which is secured by substantially all of our assets. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

On January 6, 2016, we received a $500,000 loan from Mr. David Mintz, our Chairman of the Board and Chief Executive Officer of the company. The loan, which expires on December 31, 2017, bears interest at 5% per annum and may be prepaid in whole or in part at any time without premium or penalty. The loan is secured by substantially all of our assets and is convertible into shares of our common stock at a conversion price of $4.01 per share.

In the event we are unable to repay the loan, or if there is an event of default, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 44% of our net sales in the fiscal year ended January 2, 2016 and 43% of our net sales for the fiscal year ended December 27, 2014. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended January 2, 2016 and December 27, 2014, we purchased approximately 24% and 26%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer, and 29% and 28% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

Our success is significantly dependent on the services of David Mintz (age 84), Chief Executive Officer, and Steven Kass (age 64), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

In fiscal 2015 approximately 17% of our revenues were from international sales. Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of January 2, 2016 because of the following material weaknesses in internal controls over financial reporting:

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

We submitted a plan of compliance to the NYSE MKT on April 28, 2015 addressing how we intend to regain compliance and on June 23, 2015, we were granted an extension until October 1, 2016 to regain compliance with the continued listing standards of the NYSE MKT. We will be subject to periodic review by the staff of NYSE Regulation, Inc. during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the NYSE MKT.

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired on July 1, 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period for us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $82,000 and $81,000 in fiscal 2015 and fiscal 2014, respectively. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $513,000 and $523,000 during fiscal 2015 and 2014, respectively.

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

The following table sets forth the high and low sales prices as reported on the NYSE MKT or its predecessors for the two most recent fiscal years:

Quarter Ended	High	Low
March 29, 2014	$6.00	$3.21
June 28, 2014	5.50	3.20
September 27, 2014	4.99	3.65
December 27, 2014	7.36	4.19
March 28, 2015	7.17	4.46
June 27, 2015	5.11	3.53
October 3, 2015	4.95	3.76
January 2, 2016	4.91	4.01

The closing price for our common stock on March 28, 2016, as reported on the NYSE MKT, was $3.20.

Holders of Record

As of March 25, 2016, there were approximately 426 direct holders of record of our common stock. Based upon the most recent census performed by our stock transfer agent, brokerage houses and other financial institutions hold our common stock for approximately 632 additional shareholders.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of January 2, 2016, we had issued 80,000 non-qualified stock option awards under the Plan.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2015.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended January 2, 2016 (the fourth quarter of fiscal 2015).

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

Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. We record as deductions against sales all trade discounts, returns and allowances that occur in the ordinary course of business, when the sale occurs. To the extent we charge our customers for freight expense, it is included in freight out expense in cost of goods sold. The amount of freight costs charged to customers has not been material to date.

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

Stock Based Compensation. We follow the provisions of ASC 718 Share-Based Payment. We use the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. Stock-based compensation expense is recognized over the requisite service period.

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This Accounting Standards Update, or ASU, will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our financial statements.

In November 2015, the FASB issued guidance that eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. This amendment is effective for our company for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We have not yet adopted this guidance but do not expect the adoption of this guidance will have a material impact on our financial statements and related disclosures.

In July 2015, the FASB issued guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling pricings in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our financial statements and related disclosures.

In 2015, the FASB issued an accounting standards update which deferred the effective date of ASU 2014-09 for all entities by one year. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the requirements of this update and have not yet determined its impact on our financial statements.

In August, 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

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

Our sales have not rebounded since the loss in 2011 of our then largest customer, when it discontinued stocking branded goods. Since mid-2011, our sales have continued to be lower than in the years prior to 2011 as we have struggled to replace those sales. The loss of revenues from this former customer has affected our profitability. We had net losses of $824,000 in the year ended December 29, 2012, $908,000 in the year ended December 28, 2013, $163,000 in the year ended December 27, 2014, and $643,000 in the year ended January 2, 2016. If we are unable to increase revenues, we may not be able to return to or sustain profitable operations in the future or generate positive cash flows from our operations.

As of January 2, 2016, we had $55,000 in cash and cash equivalents and our working capital was $2,003,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 44% and 43% of our net sales for the fiscal years ended January 2, 2016 and December 27, 2014, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended January 2, 2016 and December 27, 2014, we purchased approximately 24% and 26%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer and 29% and 28% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

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

Our success is significantly dependent on the services of David Mintz (age 84), Chief Executive Officer, and Steven Kass (age 64), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

Fiscal Year Ended January 2, 2016 Compared with Fiscal Year Ended December 27, 2014

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-three week period ended January 2, 2016 (fiscal 2015) and the fifty-two week period ended December 27, 2014 (fiscal 2014).

Net sales for the fiscal year ended January 2, 2016 were $13,764,000, a decrease of $589,000, or 4%, from net sales of $14,353,000 for the fiscal year ended December 27, 2014. Sales in our frozen dessert product line decreased to $3,866,000 in fiscal 2015 from $4,386,000 in fiscal 2014. Our frozen dessert business continues to be negatively impacted by the overall sluggishness of sales in the ice cream category. Sales of soy-cheese products decreased to $9,311,000 in fiscal 2015 from $9,446,000 in fiscal 2014, primarily as a result of increased sales promotion and allowance expense in support of our soy cheese product sales. Sales of our frozen food entrée products increased to $587,000 in fiscal 2015 from $521,000 in fiscal 2014. Sales of frozen food entrée products increased primarily as a result of an increase in Pizza Pizzaz sales.

Our gross profit in the year ended January 2, 2016 decreased by $652,000 to $3,598,000 from $4,250,000, reflecting the reduction in sales. Our gross profit percentage for the year ended January 2, 2016 decreased to 26% from 30% for the year ended December 27, 2014. Our gross profit percentage was negatively impacted by a $482,000 increase in sales allowance in the 2015 fiscal year. We are currently reviewing these allowance programs and where necessary have eliminated these programs in fiscal 2016 where the impact on sales does not justify the cost. Freight out expense decreased to $857,000 for the year ended January 2, 2016 compared with $959,000 for the year ended December 27, 2014 due to the decrease in sales. Freight out cost as a percentage of sales decreased slightly from 6.7% in 2014 to 6.2% in 2015. The decrease in freight out expense in 2015 was primarily the result of the lower level of fuel prices during the second half of 2015. We anticipate that our freight cost as a percentage of sales in fiscal 2016 will approximate the 2015 percentages should fuel costs remain steady. We also intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower cost alternatives.

Selling and warehousing expenses increased by $78,000, or 5%, to $1,550,000 for fiscal 2015 from $1,472,000 in fiscal 2014. This increase was caused primarily by an increase in payroll expense of $13,000, bad debt expense of $87,000, and meetings and conventions expense of $15,000. These increases were partially offset by decreases in commission expense of $8,000, travel, entertainment and auto expense of $14,000 and outside warehouse rental expense of $10,000. We anticipate that selling expenses in 2016 should be lower compared with our expenses in 2015.

Marketing expenses decreased in fiscal 2015 by $196,000, or 35%, to $357,000 from $553,000 in fiscal 2014 due to decreases in advertising expense of $28,000, public relations expense of $49,000, promotion expense of $52,000, and artwork and plates expense of $69,000. We expect marketing expenses to decline in fiscal 2016 compared to fiscal 2015 due to the elimination of certain promotion and advertising programs and a major reduction in public relations expense as a result of our decision to no longer employ a public relations firm or an outside marketing consultant.

Product development expenses decreased by $118,000, or 18%, to $523,000 in fiscal 2015 from $641,000 in fiscal 2014. The decrease was caused primarily by a decrease in payroll expense of $113,000. We expect product development costs to remain constant or decline slightly in fiscal 2016.

General and administrative expenses increased by $73,000, or 4%, to $1,888,000 for fiscal 2015 as compared with $1,815,000 for fiscal 2014. The increase was primarily due to a non-cash $113,000 increase in stock option expense, a $18,000 increase in professional fees and outside services, and a $10,000 increase in general insurance expense. These increases were partially offset by a $12,000 decrease in public relations expense, a $18,000 decrease in payroll expense, and a $24,000 decrease in travel, entertainment and auto expense. Our management expects that general and administrative expenses in 2016 will decrease compared with fiscal 2015 expenses due to a significant reduction in stock option expense.

Overall, total operating expenses in fiscal 2015 decreased by $163,000, or 4%, to $4,318,000 compared to total operating expenses of $4,481,000 in fiscal 2014. We anticipate that our operating expenses in fiscal 2016 will decline in comparison to fiscal 2015 due to a reduction on stock option expense and declines in sales and marketing expenses.

Loss before income taxes increased by $490,000, or 212%, to a loss of $721,000 in fiscal 2015 as compared with a loss of $231,000 in fiscal 2014.

Income tax benefit for the 2015 fiscal period was $78,000 compared to income tax benefit of $68,000 for the 2014 fiscal period. The income tax benefit in 2015 and 2014 was due to reductions in our unrecognized tax positions from prior years.

Liquidity and Capital Resources

Our recent operating history has resulted in a decrease in our capital resources. At January 2, 2016, we had approximately $55,000 in cash and cash equivalents, and our working capital was $2,003,000, a decrease of $530,000 from December 27, 2014. Our current and quick acid test ratios, both measures of liquidity, were 2.4 and 1.4, respectively, as of both January 2, 2016 and December 27, 2014.

In September 2014, we obtained a loan of approximately $29,000 from a bank for the purchase of an automobile used for marketing purposes. The loan requires 60 monthly payments of $535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets and is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into.

Cash Flows	Fiscal Year ended
	January 2, 2016	December 27, 2014
	(In thousands)
Net cash (used in) provided by operating activities	$(280)	$129
Net cash used in financing activities	(6)	(2)
Net (decrease) increase in cash and cash equivalents	(286)	127
Cash and cash equivalents at beginning of year	341	214
Cash and cash equivalents at end of year	$55	$341

Cash used in operating activities was $280,000 for the fiscal year ended January 2, 2016 compared with cash provided by operating activities of $129,000 for the fiscal year ended December 27, 2014. In the fiscal year ended January 2, 2016, our cash flow from operating activities reflected a net loss of $643,000 and a decrease of $184,000 in accounts payable and accrued expenses, which were partially offset by decreases in accounts receivable and inventory of $131,000 and $379,000, respectively.

In the fiscal year ended January 2, 2016, we used $6,000 in financing activities compared to $2,000 used in financing activities for the fiscal year ended December 27, 2014.

As a result of the foregoing, our cash and cash equivalents decreased to $55,000 at January 2, 2016 from $341,000 at December 27, 2014.

We believe our existing cash and cash equivalents on hand at January 2, 2016, supplemented by the $500,000 loan we received on January 6, 2016, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

Contractual Obligations

We had no material contractual obligations at January 2, 2016.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended January 2, 2016.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tofutti Brands Inc.

We have audited the accompanying balance sheets of Tofutti Brands Inc. (the “Company”) as of January 2, 2016 and December 27, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the fiscal years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands Inc. as of January 2, 2016 and December 27, 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
April 1, 2016

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	January 2, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$55	$341
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $316 and $275 respectively	1,783	1,914
Inventories, net of reserve of $0 and $150, respectively	1,473	1,852
Prepaid expenses	74	71
Deferred costs	101	105
Total current assets	3,486	4,283

Fixed assets (net of accumulated depreciation of $8 and $2, respectively)	21	27

Other assets	16	16
	$3,523	$4,326

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$5
Accounts payable	1,117	1,367
Accrued expenses	248	264
Deferred revenue	113	114
Total current liabilities	1,483	1,750

Note payable-long term	16	22
Total liabilities	1,499	1,772

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at January 2, 2016 and December 27, 2014	52	52
Additional paid-in capital	113	—
Retained earnings	1,859	2,502
Total stockholders’ equity	2,024	2,554
Total liabilities and stockholders’ equity	$3,523	$4,326

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Fiscal year ended January 2, 2016	Fiscal year ended December 27, 2014

Net sales	$13,764	$14,353
Cost of sales	10,166	10,103
Gross profit	3,598	4,250

Operating expenses:
Selling and warehousing	1,550	1,472
Marketing	357	553
Product development costs	523	641
General and administrative	1,888	1,815
Total operating expenses	4,318	4,481

Loss from operations	(720)	(231)

Interest expense	1	—
Loss before provision for income tax	(721)	(231)
Income tax benefit	(78)	(68)

Net loss	$(643)	$(163)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net loss per common share:
Basic and diluted	$(0.12)	$(0.03)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended January 2, 2016 and December 27, 2014
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 28, 2013	5,153,706	$52	$-	$2,665	$2,717
Net loss				(163)	(163)
Balances, December 27, 2014	5,153,706	52	-	2,502	2,554
Net loss				(643)	(643)
Stock-based compensation			113	-	113
Balances, January 2, 2016	5,153,706	$52	$113	$1,859	$2,024

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended January 2, 2016	Fiscal Year ended December 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(643)	$(163)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation	6	2
Stock-based compensation expense	113	-
Provision for bad debts and sales promotions	41	(2)
Change in the unrecognized tax position	(82)	(69)
Change in assets and liabilities:
Accounts receivable	90	42
Inventories	379	(8)
Prepaid expenses	(3)	(31)
Deferred costs	4	33
Deferred revenue	(1)	(39)
Accounts payable and accrued expenses	(184)	364
Net cash flows (used in) provided by operating activities	(280)	129

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable obligation	(6)	(2)
Net cash flows used in financing activities	(6)	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(286)	127
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	341	214
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$55	$341
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$7	$7
Interest paid	$1	$-
Non-cash financing activities:
Acquisition of equipment under note	$-	$29

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: LIQUIDITY AND CAPITAL RESOURCES

At January 2, 2016, Tofutti Brands, Inc. (the “Company”) had approximately $55 in cash compared to $341 at December 27, 2014. Net cash used in operating activities for the year ended January 2, 2016 was $280 compared to $129 provided by operating activities for the year ended December 27, 2014. Net cash used in operating activities for the year ended January 2, 2016 was primarily the result of our net loss of $643 and a decrease of $184 in accounts payable and accrued expenses, which were partially offset by decreases in accounts receivable and inventory of $131 and $379, respectively.

During the years ended January 2, 2016 and December 27, 2014, $6 and $2 was used in financing activities, respectively.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss and cash used in operations for the year ended January 2, 2016 in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500,000 which is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into.

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-three week period fiscal ended January 2, 2016 and the fifty-two week fiscal period ended on December 27, 2014.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at January 2, 2016 is limited.

During the fiscal years ended January 2, 2016 and December 27, 2014, the Company derived approximately 83% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of one customer represented approximately 9% of total accounts receivable at January 2, 2016, and one customer represented 16% of total accounts receivable at December 27, 2014. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 44% and 43% of the Company’s net sales for the fiscal years ended January 2, 2016 and December 27, 2014.

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

The Company purchased approximately 24% and 26% of its finished products from one supplier and 29% and 28% of its finished products from another supplier during the periods ended January 2, 2016 and December 27, 2014, respectively.

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

Stock-based compensation - The Company accounts for stock-based awards to employees and directors in accordance with the provisions of ASC 718, “Compensation – Stock Compensation”. Under ASC 718,share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period on a straight-line basis. The Company values its stock option using the Black-Scholes option pricing model.

Net Loss Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding. For the fiscal years ended January 2, 2016 and December 27, 2014, stock equivalents of 80,000 shares and 0 shares, respectively, were excluded from diluted earnings per share calculations since the effect was anti-dilutive due to overall net loss position.

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended December 27, 2014
Net loss, numerator, basic and diluted computation	$(643)	$(163)

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	-	-
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net loss per common share:
Basic and diluted	$(0.12)	$(0.03)

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $857 and $959 during the fiscal years ended January 2, 2016 and December 27, 2014, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $236 and $265 during the fiscal years ended January 2, 2016 and December 27, 2014, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $523 and $641 during the fiscal years ended January 2, 2016 and December 27, 2014, respectively.

Recent Accounting Pronouncements - In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This Accounting Standards Update, or ASU, will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its financial statements.

In November 2015, the FASB issued guidance that eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. This amendment is effective for the Company for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has not yet adopted this guidance but does not expect the adoption of this guidance will have a material impact on its financial statements and related disclosures.

In July 2015, the FASB issued guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling pricings in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements and related disclosures.

In 2015, the FASB issued an accounting standards update which deferred the effective date of ASU 2014-09 for all entities by one year. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the requirements of this update and has not yet determined its impact on its financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

In August, 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective for it for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016; however, the adoption of this guidance is not expected to impact the Company’s financial position, results of operations or cash flows.

NOTE 3: INVENTORIES

Inventories consist of the following:

	January 2, 2016	December 27, 2014
Finished products	$1,007	$1,290
Raw materials and packaging	466	562
	$1,473	$1,852

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

	January 2, 2016	December 27, 2014
Automobile	$29	$29

	29	29
Less: accumulated depreciation	(8)	(2)
Fixed assets, net	$21	$27

Depreciation expense as of year-end January 2, 2016 and December 27, 2014 was $6 and $2, respectively.

NOTE 5: STOCK OPTIONS

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2014 Plan made 250,000 shares of Common Stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of January 2, 2016, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following is a summary of stock option activity from December 27, 2014 to January 2, 2016:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 27, 2014	-	-
Granted	80,000	4.42
Exercised	-	-
Outstanding at January 2, 2016	80,000	4.42
Exercisable at January 2, 2016	26,668	4.42

The following table summarizes information about stock options outstanding at January 2, 2016:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	4.31	4.42	26,668

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During fiscal 2015, 80,000 options were granted, with 26,668 of the options vesting at the respective grant date, 26,666 vesting in January 2016, and 26,666 vesting in January 2017. At the date of grant, expected volatility was 69.8%-71.4%, a risk-free rate of 1.3%-1.8%, 0% expected dividends, and an expected term of five year.

As of January 2, 2016, the intrinsic value of the options outstanding and exercisable was immaterial. As of January 2, 2016, there was approximately $94 of total unrecognized compensation cost that will be recognized through January 2, 2017 related to non-vested share-based compensation arrangements granted under the Plan. For the fiscal year ended January 2, 2016 stock compensation expense was $113.

NOTE 6: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $82 in 2015 and $80 in 2014. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 7: INCOME TAXES

The components of income tax benefit for the fiscal years ended January 2, 2016 and December 27, 2014 are as follows:

	January 2, 2016	December 27, 2014
Current:
Federal	$(62)	$(53)
State	(16)	(15)

Total income tax benefit	$(78)	$(68)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended January 2, 2016 and December 27, 2014 follows:

	January 2, 2016	December 27, 2014
Income tax expense computed at federal statutory rate	$(245)	$(77)
State income taxes, net of federal income tax benefit	2	2
Permanent items	9	10
Change in federal valuation allowance	238	66
Reduction in unrecognized tax position	(82)	(69)
	$(78)	$(68)

Deferred tax assets for the fiscal years ended January 2, 2016 and December 27, 2014 consist of the following components:

	January 2, 2016	December 27, 2014
Allowance for doubtful accounts	$114	$99
Inventory	31	93
Federal and state net operating loss	685	422
Other	39	2
Valuation allowance	(869)	(616)
Deferred tax asset	$-	$-

At January 2, 2016, the Company has $1,860 of federal net operating loss carryforwards and $2,664 of state net operating loss carryforwards, which will begin to expire in 2032.

Management has concluded that based upon all available evidence it is more likely than not that deferred tax assets will not be utilized. The Company has recorded an increase in the valuation allowance in the amount of $253 during the year ended January 2, 2016. The remaining deferred tax asset is offset by the federal unrecorded tax benefit.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended January 2, 2016 and December 27, 2014:

Balance at December 28, 2013	$178
Reduction due to the expiration of the statute of limitations and tax positions related to prior years	(9)
Balance at December 27, 2014	$169
Reduction due to the expiration of the statute of limitations and tax positions related to prior years	(52)
Balance at January 2, 2016	$117

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $2 and $32 of accrued interest and penalties related to uncertain tax positions at January 2, 2016 and December 27, 2014, respectively. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $119.

The liability at January 2, 2016 for uncertain tax positions is included in accrued expenses. The Company’s federal and state tax returns are open to examination for the years 2012 to 2015.

NOTE 8: NOTE PAYABLE

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

	January 2, 2016	December 27, 2014
Note payable	$21	$27
Less current maturity	5	5
Note payable, net of current maturity	$16	$22

Minimum estimated future payments on this loan as of January 2, 2016 are as follows:

Fiscal Year Ending

2016	$5
2017	6
2018	6
2019	3

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 9: SALES BY GEOGRAPHIC REGION AND PRODUCT CATEGORY

Revenues by geographical region are as follows(in thousands):

	January 2, 2016	December 27, 2014
Revenues by geography:
Americas	$12,318	$12,781
Europe	677	686
Asia Pacific and Africa	355	531
Middle East	414	355
	$13,764	$14,353

Approximately 93% of the Americas revenue in fiscal 2015 and fiscal 2014 is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	January 2, 2016	December 27, 2014
Frozen Desserts	$3,866	$4,386
Cheeses	9,311	9,446
Frozen Foods	587	521
	$13,764	$14,353

NOTE 10: SUBSEQUENT EVENTS

On January 6, 2016, the Company entered into a loan agreement with David Mintz, Chairman of the Board of Directors and Chief Executive Officer of the Company, evidenced by a promissory note, whereby Mr. Mintz agreed to loan the Company $500 until December 31, 2017. The loan will bear interest at 5% per annum commencing March 31, 2016 on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty.

The loan is convertible into shares of the Company’s Common Stock at a conversion price of $4.01 per share, the closing price of the Company’s Common Stock on the NYSE MKT on the date the promissory note was entered into.

In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all other obligations of the Company under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of January 2, 2016, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2015.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of January 2, 2016 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended January 2, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	84	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	64	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	63	Director
Joseph N. Himy	46	Director
Scott Korman	61	Director
Franklyn Snitow	69	Director

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

Scott Korman has served as member of the Board of Directors since December 2011 and as a member of the Audit Committee from December 2011 until March 2016. Mr. Korman founded Nashone, Inc., a private equity firm, in 1984 and is its President. Nashone is also involved in financial advisory, turnaround and general management assignments. Mr. Korman is currently Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer. He previously served as Chairman and CEO of Best Manufacturing Group LLC., a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full service dairy, processing and distributing milk, ice cream mix and ice cream products. Mr. Korman received a B.S. degree in Economics from the University of Pennsylvania Wharton School in 1977. He also serves on the boards of various not-for-profit groups and was the founder of the Englewood Business Forum. Mr. Korman’s experience as a CEO of a frozen dessert company enhances the breadth of experience of the board of directors.

Franklyn Snitow has been a director since 1987 and became a member of the Audit Committee in March 2016. He has been a partner in the New York City law firm Snitow Kanfer & Holtzer, LLP, our general counsel, since 1985. Mr. Snitow’s legal and corporate governance background enhances the breadth of experience of the board of directors.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised of Mr. Axelrod, who serves as chairman, Mr. Himy and Mr. Snitow. Mr. Snitow became a member of the Audit Committee in March 2016 after Mr. Korman stepped down. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Mr. Axelrod is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2015 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2015 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2015	450,000	-	-	38,897	-	-	488,897
Chief Executive Officer	2014	450,000	-	-	-	-	-	450,000
and Director	2013	450,000	-	-	-	-	-	450,000

Steven Kass	2015	125,000	-	-	-	-	-	125,000
Chief Financial Officer	2014	125,000	-	-	-	-	-	125,000
	2013	125,000	-	-	-	-	-	125,000

(1)	The dollar amounts in the Option Awards column above reflect the fair value of options as of the grant date for the year ended January 2, 2016, in accordance with ASC 718 and, therefore, do not necessarily reflect actual benefits received by any individual. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended January 2, 2016.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2015 and 2014 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2015

During the fiscal year ended January 2, 2016, David Mintz was awarded 15,000 stock options under our 2014 Equity Incentive Plan. 10,000 options with an exercise price of $4.39 were granted April 1, 2015, with 3,333 of the options exercisable on April 2, 2015, 3,333 exercisable January 4, 2016, and 3,334 exercisable January 2, 2017 with all such options expiring March 31, 2020. An additional 5,000 options with an exercise price of $4.46 were granted on June 10, 2015 with 1,667 of the options exercisable on June 11, 2015, 1,667 exercisable January 4, 2016, and 1,666 exercisable January 2, 2017 with all such options expiring June 9, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table reflects that the options awards granted to the named executive officers identified above in the summary compensation table pursuant to the 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
David Mintz	3,333	6,667	-	4.39	4/2/20
	1,667	3,333	-	4.46	6/10/20
Steven Kass	-	-	-	-	-

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended January 2, 2016 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended January 2, 2016. Each non-employee director is considered independent under NYSE MKT listing standards.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	15,000	-	38,897	-	-	-	53,897
Joseph N. Himy	10,000	-	38,897	-	-	-	53,897
Scott Korman	9,000	-	38,897	-	-	-	47,897
Franklyn Snitow	1,500	-	38,897	-	-	-	40,397

(1)	The dollar amounts in the Option Awards column above reflect the fair value of options as of the grant date for the year ended January 2, 2016, in accordance with ASC 718 and, therefore, do not necessarily reflect actual benefits received by any individual. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended January 2, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 30, 2016 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
David Mintz	2,765,128	(4)	52.3%

(1)	The address of Mr. Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. Mr. Mintz has sole voting and/or investment power of the shares attributed to him.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 30, 2016 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	Based on 5,153,706 shares issued and outstanding as of March 30, 2016.
(4)	Includes 10,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
David Mintz	2,765,128	(4)	52.3%
Steven Kass	220,000		4.3%
Franklyn Snitow	43,100	(5)	*
Neal S. Axelrod	10,000	(6)	*
Joseph N. Himy	10,000	(6)	*
Scott Korman	10,000	(6)	*
All Executive Officers and Directors as a group (6 persons)	3,105,218	(7)	58.27%

*Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod and Himy is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 30, 2016 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 30, 2016.
(4)	Includes 10,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.
(5)	Includes 10,000 shares issuable upon the exercise of currently exercisable stock options.
(6)	Issuable upon the exercise of currently exercisable stock options
(7)	Includes 50,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided us with a loan of $500,000 which is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into.

In the event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him. The loan is secured by is secured by substantially all of our assets.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed for each of the fiscal years ended January 2, 2016 and December 27, 2014 for services rendered by EisnerAmper LLP, our independent registered accounting firm.

	Fiscal 2015	Fiscal 2014
Audit fees	$79,000	$102,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$79,000	$102,000
Tax fees	-	-
All other fees	-	-
Total fees	$79,000	$102,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2015 and 2014, we incurred audit fees with EisnerAmper LLP in the amount of $79,000 and $102,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2015 or 2014.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in fiscal 2015 or 2014. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through February 1986.(1)
3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)
3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)
3.2	By-laws.(1)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan.(4)
10.1	Promissory Note.(5)
10.2	Security Agreement.(6)
23.1	Consent of Eisner Amper LLP.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document*
101.SCH	Schema Document*
101.CAL	Calculation Linkbase Document*
101.DEF	Definition Linkbase Document*
101.LAB	Labels Linkbase Document*
101.PRE	Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.

(5)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K bearing a cover date of January 6, 2016 and hereby incorporated by reference thereto.

(6)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K bearing a cover date of January 6, 2016 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2016.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 1, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz	/s/ Joseph N. Himy
David Mintz	Joseph N. Himy
Chairman of the Board	Director
and Chief Executive Officer

/s/ Steven Kass	/s/ Scott Korman
Steven Kass	Scott Korman
Secretary, Treasurer and Chief Financial	Director
and Principal Accounting Officer

/s/ Neal S. Axelrod	/s/ Franklyn Snitow
Neal S. Axelrod	Franklyn Snitow
Director	Director

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation, as amended through February 1986.(1)
3.1.1	March 1986 Amendment to Certificate of Incorporation.(2)
3.1.2	June 1993 Amendment to Certificate of Incorporation.(3)
3.2	By-laws.(1)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan.(4)
23.1	Consent of Eisner Amper LLP.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document*
101.SCH	Schema Document*
101.CAL	Calculation Linkbase Document*
101.DEF	Definition Linkbase Document*
101.LAB	Labels Linkbase Document*
101.PRE	Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended August 2, 1986 and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended January 1, 2005 and hereby incorporated by reference thereto.

(4)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.