Form 10-Q
period 2016-04-02
TOFUTTI BRANDS INC
filed 2016-05-17
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2016

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 13, 2016 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	April 2, 2016	January 2, 2016*
Assets
Current assets:
Cash and cash equivalents	$94	$55
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $331 and $316 respectively	1,992	1,783
Inventories	1,895	1,473
Prepaid expenses	48	74
Deferred costs	97	101
Total current assets	4,126	3,486

Fixed assets (net of accumulated depreciation of $9 and $8, respectively)	20	21

Other assets	16	16
	$4,162	$3,523

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$6	$5
Accounts payable	1,141	1,117
Accrued expenses	222	248
Deferred revenue	100	113
Total current liabilities	1,469	1,483

Note payable-related party	500	—
Note payable-long term	14	16
Total liabilities	1,983	1,499

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at April 2, 2016 and January 2, 2016	52	52
Additional paid-in capital	138	113
Retained earnings	1,989	1,859
Total stockholders’ equity	2,179	2,024
Total liabilities and stockholders’ equity	$4,162	$3,523

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended April 2, 2016	Thirteen weeks ended March 28, 2015

Net sales	$3,742	$3,143
Cost of sales	2,503	2,398
Gross profit	1,239	745

Operating expenses:
Selling	384	400
Marketing	88	123
Research and development	133	140
General and administrative	493	454
	1,098	1,117

Income (loss) before interest expense and income taxes	141	(372)

Interest expense	6	—

Income (loss) before income taxes	135	(372)

Income tax expense	5	5

Net income (loss)	$130	$(377)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154

Net income (loss) per common share:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen weeks ended April 2, 2016	Thirteen weeks ended March 28, 2015

Cash flows used in operating activities, net	$(460)	$(310)

Cash flows provided by (used in) financing, net	499	(2)

Net increase (decrease) in cash and cash equivalents	39	(312)

Cash and cash equivalents at beginning of period	55	341

Cash and cash equivalents at end of period	$94	$29

Supplemental cash flow information:
Income taxes paid	$5	$5

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At April 2, 2016, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $94 in cash compared to $55 at January 2, 2016. Net cash used in operating activities for the thirteen weeks ended April 2, 2016 was $460 compared to $310 used in operating activities for the thirteen weeks ended March 28, 2015. Net cash provided by financing activities for the thirteen weeks ended April 2, 2016 was $499 compared to $2 used in financing activities for the thirteen weeks ended March 28, 2015. Net cash provided by operating activities for the thirteen weeks ended April 2, 2016 was primarily a result of the loan provided by the Company’s Chairman and Chief Executive Officer.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss and cash used in operations for the year ended January 2, 2016 and in order to provide the Company with additional working capital, David Mintz, the Company’s Chairman and Chief Executive Officer, provided it with a loan on January 6, 2016 of $500 which is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into.

The Company’s ability to introduce and support successful new products may be adversely affected by a number of factors, such as unforeseen cost and expenses, economic environment, increased competition, and other factors beyond the Company’s control. Management cannot provide assurance that the Company will operate profitably in the future, or that it will not require significant additional financing in order to accomplish or exceed the objectives of its business plan. Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 2, 2016 are derived from our audited financial statements for the year ended January 2, 2016. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

Note 5: Inventories

The composition of inventories is as follows:

	April 2, 2016	January 2, 2016
Finished products	$1,322	$1,007
Raw materials and packaging	573	466
	$1,895	$1,473

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended April 2, 2016 and January 2, 2016, the Company recorded a full valuation allowance on its deferred tax asset balances.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended April 2, 2016 and March 28, 2015 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for April 2, 2016 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of April 2, 2016 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended April 2, 2016	Thirteen Weeks Ended March 28, 2015
Numerator
Net income (loss)-basic	$130	$(377)
Net income (loss)-diluted	$136	$(377)

Denominator
Basic earnings per share weighted average shares	5,154	5,154
Diluted earnings per share weighted average shares	5,154	5,154

Income (loss) per share
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

Note 8: Fixed Assets

Fixed assets consist of the following:

	April 2, 2016	January 2, 2016
Automobile	$29	$29

Less: accumulated depreciation	(9)	(8)
Fixed assets, net	$20	$21

Depreciation expense for the thirteen weeks ended April 2, 2016 was $1. Depreciation expense for the thirteen weeks ended March 28, 2015 was $2.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of April 2, 2016, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from January 2, 2016 to April 2, 2016:

	Non-Qualified Options
	Shares	Weighted Average Exercise Price ($)
Outstanding at January 2, 2016	80,000	4.42
Exercised as of April 2, 2016	—	—
Outstanding at April 2, 2016	80,000	4.42
Exercisable at April 2, 2016	53,336	4.42

The following table summarizes information about stock options outstanding at April 2, 2016:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	3.97	4.42	53,334

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during the thirteen weeks ended April 2, 2016.

As of April 2, 2016, the intrinsic value of the options outstanding and exercisable was immaterial. As of April 2, 2016, there was approximately $68 of total unrecognized compensation cost that will be recognized through January 2, 2017 related to non-vested share-based compensation arrangements granted under the Plan. For the thirteen weeks ended April 2, 2016 stock compensation expense was $25.

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

	April 2, 2016	January 2, 2016
Note payable	$20	$21
Less current maturity	6	5
Note payable, net of current maturity	$14	$16

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500 which is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	April 2, 2016	January 2, 2016
Note payable-related party	$500	—
Less current maturity	—	—
Note payable related party, net of current maturity	$500	—

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	April 2, 2016	March 28, 2015

Americas	$3,331	$3,368
Europe	117	286
Asia Pacific and Africa	155	108
Middle East	139	95
	$3,742	$3,143

Approximately 93% and 95% of the Americas revenue in the 2016 and the 2015 periods is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	April 2, 2016	March 28, 2015
Frozen Desserts	$972	$897
Cheeses	2,723	2,174
Frozen Foods	47	72
	$3,742	$3,143

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. Our federal and state tax returns are open to examination for the years 2013 through 2015.

Stock Based Compensation. The Company follows the provisions of ASC 718 Share-Based Payment. The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. Stock-based compensation expense is recognized over the requisite service period.

Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our financial statements.

Results of Operations

Thirteen Weeks Ended April 2, 2016 Compared with Thirteen Weeks Ended March 28, 2015

Net sales for the thirteen weeks ended April 2, 2016 increased by $599,000, or 19%, to $3,742,000, from net sales of $3,143,000 for the thirteen weeks ended March 28, 2015. Sales of our frozen dessert product line increased to $972,000 in the thirteen weeks ended April 2, 2016 from $897,000 for the thirteen weeks ended March 28, 2015. Sales of soy-cheese products increased to $2,723,000 in the 2016 period from $2,174,000 in the 2015 period. Sales of frozen food entrée products decreased to $47,000 in the 2016 thirteen week period from $72,000 in the 2015 thirteen week period. Sales of our frozen dessert and soy cheese products were positively impacted by the elimination of various sales promotions, which increased the net selling prices of our products in the 2016 period. Sales of frozen food entrée products were negatively impacted primarily as a result of production and sales issues related to the transition to our new nine slice pizza package from the existing three slice package.

Our gross profit increased to $1,239,000 in the period ended April 2, 2016 from $745,000 in the period ended March 28, 2015. The increase in gross profit was due to the higher level of sales and higher gross profit percentage in the current period. Our gross profit percentage was 33% for the period ending April 2, 2016 compared to 24% for the period ending March 28, 2015. The increase in our gross profit percentage was primarily due to the elimination of various sales promotion programs, which had reduced the amount of our gross profit and gross profit percentage in the 2015 period. As a result of the elimination of these programs, our sales promotion and allowance expense for the 2016 period declined by two percentage points to 8% from 10% for the corresponding period in 2015. The amount of our gross profit and gross profit percentage were also positively impacted by the fact that approximately 90% of our sales increase in 2016 was in soy cheese products, which have a higher gross margin than our frozen dessert and frozen food products. Freight out expense, a significant part of our cost of sales, increased by $58,000, or 8%, to $282,000 for the thirteen weeks ended April 2, 2016 compared with $224,000 for the thirteen weeks ended March 28, 2015, due to the higher sales level in the 2016 period. As a percentage of sales, freight out expense increased to 8% in the 2016 thirteen week period from 7% for the 2015 thirteen week period due to the higher level of sales. We expect freight out expense as a percentage of sales to be similar in 2016 as compared to 2015. While the cost of fuel has declined, other demographic and industry factors, such as the ongoing severe drought in California, have forced carriers to significantly increase their freight rates nationally.

Selling expenses decreased by $16,000, or 4%, to $384,000 for the thirteen weeks ended April 2, 2106 from $400,000 for the thirteen weeks ended March 28, 2015. This decrease was due principally to a $12,000 decrease in commission expense. We anticipate that our selling expenses will decline for the balance of 2016 as we continue to institute cost cutting measures in our sales operations, such as lowering the commission rate paid to outside food brokers, reducing the number of trade shows we participate in, and reducing our outside warehouse expense by decreasing our inventory.

Marketing expenses decreased by $35,000, or 28%, to $88,000 for the thirteen weeks ended April 2, 2016 from $123,000 for the thirteen weeks ended March 28, 2015, due principally to decreases in newspaper and magazine advertising expense of $21,000, public relations expense of $15,000 and artwork and plates expense of $3,000. We anticipate greater reductions in marketing expenses throughout the balance of 2016, specifically in the areas of artwork and plates expense, public relations and promotions.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $7,000, or 5%, to $133,000 for the thirteen weeks ended April 2, 2016 from $140,000 for the thirteen weeks ended March 28, 2015, due to decreases in payroll expense of $30,000 and lab costs and supplies expense of $18,000, which were partially offset by an increase in professional fees and outside services expense of $35,000. The decrease in payroll expense was due to a reduction in the number of employees working in research and development. We anticipate research and development expenses will continue to be lower compared to 2015 over the balance of the year, specifically in the areas of payroll expense and other expenses.

General and administrative expenses increased by $39,000, or 9%, to $493,000 for the thirteen weeks ended April 2, 2016 from $454,000 for the thirteen weeks ended March 28, 2015, due principally to increases professional fees and outside services expense of $45,000, non-cash stock option compensation expense of $25,000 and travel and auto expense of $7,000, which were partially offset by decreases in public relations expense of $28,000, payroll expense of $10,000 and general insurance expense of $6,000.

Income tax expense was $5,000 for the thirteen weeks ended April 2, 2016 and March 28, 2015. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than minimum state taxes for the thirteen weeks ending April 2, 2016 and March 28, 2015.

Liquidity and Capital Resources

As of April 2, 2016, we had approximately $94,000 in cash and cash equivalents and our working capital was approximately $2.7 million, compared with approximately $55,000 in cash and cash equivalents and working capital of $2.0 million at January 2, 2016. In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets and is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 2, 2016	Thirteen Weeks ended March 28, 2015
Net cash (used in) operating activities	$(460,000)	$(310,000)
Net cash provided by (used in) financing activities	499,000	(2,000)
Net change in cash and cash equivalents	$39,000	$(312,000)

Net cash used in operating activities for the thirteen weeks ended April 2, 2016 was $460,000 compared to $310,000 used in operating activities for the thirteen weeks ended March 28, 2015. Net cash used in operating activities for the thirteen weeks ended April 2, 2016 was primarily a result of increases in accounts receivable and inventory. Accounts receivable increased due to the sales increase in the current quarter. Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger second and third quarter selling periods. Net cash provided by financing activities for the thirteen weeks ended April 2, 2016 was $499,000 compared to $2,000 used in financing activities for the thirteen weeks ended March 28, 2015 increased primarily as a result of the loan from our Chairman and Chief Executive Officer.

We believe our existing cash and cash equivalents on hand at April 2, 2016, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of April 2, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of April 2, 2016, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as April 2, 2016.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of April 2, 2016 because of the following material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of nine employees at April 2, 2016, that will not require us to hire additional personnel.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 2, 2016.

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

Date: May 17, 2016

