Form 10-Q
period 2016-07-02
TOFUTTI BRANDS INC
filed 2016-08-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2016

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company[[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 12, 2016 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	July 2, 2016	January 2, 2016*
Assets
Current assets:
Cash and cash equivalents	$185	$55
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $346 and $316 respectively	2,270	1,783
Inventories	1,853	1,473
Prepaid expenses	40	74
Deferred costs	96	101
Total current assets	4,444	3,486

Fixed assets (net of accumulated depreciation of $11 and $8, respectively)	18	21

Other assets	16	16
	$4,478	$3,523

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$5
Accounts payable	1,269	1,117
Accrued expenses	214	248
Deferred revenue	103	113
Total current liabilities	1,591	1,483

Note payable-related party	500	—
Note payable-long term	14	16
Total liabilities	2,105	1,499

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at July 2, 2016 and January 2, 2016	52	52
Additional paid-in capital	138	113
Retained earnings	2,183	1,859
Total stockholders’ equity	2,373	2,024
Total liabilities and stockholders’ equity	$4,478	$3,523

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended July 2, 2016	Thirteen weeks ended June 27, 2015	Twenty-six weeks ended July 2, 2016	Twenty-six weeks ended June 27, 2015

Net sales	$3,554	$3,624	$7,296	$6,767
Cost of sales	2,370	2,548	4,873	4,945
Gross profit	1,184	1,076	2,423	1,822

Operating expenses:
Selling and warehouse	349	350	733	750
Marketing	43	80	131	203
Research and development	116	143	249	283
General and administrative	474	524	967	979
	982	1,097	2,080	2,215

Income (loss) before interest expense	202	(21)	343	(393)
Interest expense	6	—	13	—
Income (loss) before income tax	196	(21)	330	(393)
Income tax expense	2	3	6	8

Net income (loss)	$194	$(24)	$324	$(401)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Net income (loss) per common share:
Basic	$0.04	$(0.00)	$0.06	$(0.08)
Diluted	$0.04	$(0.00)	$0.06	$(0.08)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six weeks ended July 2, 2016	Twenty-six weeks ended June 27, 2015

Cash used in operating activities, net	$(368)	$(153)

Cash provided by (used in) financing activities, net	498	(3)
Net increase (decrease) in cash and cash equivalents	130	(156)

Cash and cash equivalents at beginning of period	55	341

Cash and cash equivalents at end of period	$185	$185

Supplemental cash flow information:
Income taxes paid	$6	$8
Interest paid	$6	$—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At July 2, 2016, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $185 in cash compared to $55 at January 2, 2016. Net cash used in operating activities for the twenty-six weeks ended July 2, 2016 was $368 compared to $153 used in operating activities for the twenty-six weeks ended June 27, 2015. Net cash provided by financing activities for the thirteen weeks ended July 2, 2016 was $498 compared to $3 used in financing activities for the twenty-six weeks ended June 27, 2015. Net cash provided by financing activities for the twenty-six weeks ended July 2, 2016 was primarily a result of the loan provided by the Company’s Chairman and Chief Executive Officer.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss and cash used in operations for the year ended January 2, 2016 and in order to provide the Company with additional working capital, David Mintz, the Company’s Chairman and Chief Executive Officer, provided it with a loan on January 6, 2016 of $500 which is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 2, 2016 are derived from our audited financial statements for the year ended January 2, 2016. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 5: Inventories

The composition of inventories is as follows:

	July 2, 2016	January 2, 2016
Finished products	$1,236	$1,007
Raw materials and packaging	617	466
	$1,853	$1,473

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended July 2, 2016 and January 2, 2016, the Company recorded a full valuation allowance on its deferred tax asset balances.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended July 2, 2016 and June 27, 2015 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for July 2, 2016 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of July 2, 2016 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended July 2, 2016	Thirteen Weeks Ended June 27, 2015	Twenty-six Weeks Ended July 2, 2016	Twenty-six Weeks Ended June 27, 2015
Numerator
Net income (loss)-basic	$194	$(24)	$324	$(401)
Net income (loss)-diluted	$194	$(24)	$324	$(401)

Denominator
Basic earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706
Diluted earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706

Income (loss) per common share
Basic	$0.04	$(0.00)	$0.06	$(0.08)
Diluted	$0.04	$(0.00)	$0.06	$(0.08)

Note 8: Fixed Assets

Fixed assets consist of the following:

	July 2, 2016	January 2, 2016
Automobile	$29	$29

Less: accumulated depreciation	(11)	(8)
Fixed assets, net	$18	$21

Depreciation expense for the thirteen and twenty-six weeks ended July 2, 2016 was $1 and $3, respectively. Depreciation expense for the thirteen and twenty-six weeks ended June 27, 2015 was $1 and $3, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of July 2, 2016, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from January 2, 2016 to July 2, 2016:

	Non-Qualified Options
	Shares	Weighted Average Exercise Price ($)
Outstanding at January 2, 2016	80,000	4.42
Exercised as of July 2, 2016	—	—
Outstanding at July 2, 2016	80,000	4.42
Exercisable at July 2, 2016	53,336	4.42

The following table summarizes information about stock options outstanding at July 2, 2016:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39 – 4.46	80,000	3.72	4.42	53,336

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during the thirteen and twenty-six weeks ended July 2, 2016.

As of July 2, 2016, the intrinsic value of the options outstanding and exercisable was immaterial. As of July 2, 2016, there was approximately $68 of total unrecognized compensation cost that will be recognized through January 2, 2017 related to non-vested share-based compensation arrangements granted under the Plan. For the thirteen and twenty-six weeks ended July 2, 2016, stock compensation expense was $0 and $25, respectively.

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

	July 2, 2016	January 2, 2016
Note payable	$19	$21
Less current maturity	5	5
Note payable, net of current maturity	$14	$16

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500 which is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	July 2, 2016	January 2, 2016
Note payable-related party	$500	—
Less current maturity	—	—
Note payable related party, net of current maturity	$500	—

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	Thirteen Weeks ended July 2, 2016	Thirteen Weeks ended June 27, 2015	Twenty-Six Weeks ended July 2, 2016	Twenty-Six Weeks ended June 27, 2015
Revenues by geography:
Americas	$3,227	$3,121	$6,558	$6,030
Europe	195	257	312	347
Asia Pacific and Africa	47	141	202	188
Middle East	85	105	224	202
	$3,554	$3,624	$7,296	$6,767

Approximately 93% of the Americas revenue in 2016 and 92% of the Americas revenue in 2015 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	Thirteen Weeks ended July 2, 2016	Thirteen Weeks ended June 27, 2015	Twenty-Six Weeks ended July 2, 2016	Twenty-Six Weeks ended June 27, 2015
Frozen Desserts	$1,097	$1,005	$2,069	$1,843
Cheeses	2,417	2,378	5,140	4,594
Frozen Foods	40	241	87	330
	$3,554	$3,624	$7,296	$6,767

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

Results of Operations

Thirteen Weeks Ended July 2, 2016 Compared with Thirteen Weeks Ended June 27, 2015

Net sales for the thirteen weeks ended July 2, 2016 were $3,554,000, a decrease of $70,000, or 2%, from net sales of $3,624,000 for the thirteen weeks ended June 27, 2015. Sales of our frozen dessert product line increased to $1,097,000 in the thirteen weeks ended July 2, 2016 from $1,005,000 for the thirteen weeks ended June 27, 2015 as a result of improved frozen dessert novelty sales. Sales of soy-cheese products increased to $2,417,000 in the 2016 period from $2,378,000 in the 2015 period, primarily as a result of improved domestic sales. Sales of frozen food entrée products decreased to $40,000 in the 2016 thirteen week period from $241,000 in the 2015 thirteen week period. Sales of our frozen dessert and soy cheese products were positively impacted by the elimination of various sales promotions, which increased the net selling prices of our products in the 2016 period. Sales allowance expense decreased to $391,000 for the thirteen weeks ended July 2, 2016 compared to $517,000 for the thirteen weeks ended June 27, 2016. Sales of frozen food entrée products were negatively impacted primarily as a result of consumer resistance to purchasing the nine-slice pizza package that we introduced in 2015 as compared to the three-slice package it replaced.

Our gross profit increased to $1,184,000 in the thirteen weeks ended July 2, 2016 from $1,076,000 in the thirteen weeks ended June 27, 2015. Our gross profit percentage was 33% for the thirteen weeks ending July 2, 2016 compared to 30% for the thirteen weeks ending June 27, 2015 as a result of the reduction in sales allowance expense. Freight out expense, a significant part of our cost of sales, increased by $83,000, or 65%, to $211,000 for the thirteen weeks ended July 2, 2016 from $128,000 for the thirteen weeks ended June 27, 2015, due to increased freight costs associated with customer orders, while in the 2015 period such expenses benefited from a greater number of customers picking up their orders. As a percentage of sales, freight out expense increased to 6% in the 2016 thirteen week period compared to 4% for the 2015 thirteen week period.

Selling expenses marginally decreased to $349,000 for the thirteen weeks ended July 2, 2016 from $350,000 for the thirteen weeks ended June 27, 2015. This decrease was principally due to decreases in meetings and conventions expense of $40,000 and messenger costs of $5,000, which were partially offset by an increase in outside warehouse rental expense of $43,000. Outside warehouse rental expense increased due to the significant increase in our inventory. We anticipate that our selling expenses will decline for the balance of 2016 because of the cost cutting measures that we instituted in our sales operations, such as lowering the commission rate paid to outside food brokers, reducing the number of brokers, and reducing the number of trade shows we participate in.

Marketing expenses decreased by $37,000, or 46%, to $43,000 for the thirteen weeks ended July 2, 2016 from $80,000 for the thirteen weeks ended June 27, 2015, due principally to decreases in advertising expense of $30,000, promotions expense of $3,000, and public relations expense of $2,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2016.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $27,000 or 19%, to $116,000 for the thirteen weeks ended July 2, 2016 from $143,000 for the thirteen weeks ended June 27, 2015, primarily due to a decrease in payroll expense of $14,000 and lab costs and supplies of $17,000. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2016.

General and administrative expenses decreased by $50,000, or 10%, to $474,000 for the thirteen weeks ended July 2, 2016 from $524,000 for the thirteen weeks ended June 27, 2015 due to a decrease in stock option expense of $113,000, which was partially offset by increases in public relations expense of $51,000 and general insurance expense of $9,000. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2016.

We recognized income tax expense of $2,000 for the thirteen weeks ended July 2, 2016 compared to $3,000 income tax expense for the thirteen weeks ended June 27, 2015. We have a history of losses and have a valuation allowance on our deferred assets. We did not record tax expense other than state taxes for the thirteen weeks ended July 2, 2016 and the thirteen weeks ended June 27, 2015.

Twenty-Six Weeks Ended July 2, 2016 Compared with Twenty-Six Weeks Ended June 27, 2015

Net sales for the twenty-six weeks ended July 2, 2016 were $7,296,000, an increase of $529,000, or 8%, from net sales of $6,767,000 for the twenty-six weeks ended June 27, 2015. Sales of our frozen dessert product line increased to $2,069,000 in the twenty-six weeks ended July 2, 2016 from $1,843,000 for the twenty-six weeks ended June 27, 2015. Sales of soy-cheese products increased to $5,140,000 in the 2016 period from $4,594,000 in the 2015 period. Sales of frozen food entrée products decreased to $87,000 in the 2016 twenty-six week period from $330,000 in the 2015 twenty-six week period. Sales of our frozen dessert and soy cheese products were positively impacted by the elimination of various sales promotions, which increased the net selling prices of our products in the 2016 period. Sales allowance expense decreased to $812,000 for the twenty-six weeks ended July 2, 2016 compared to $937,000 for the twenty-six weeks ended June 27, 2016. Sales of frozen food entrée products were negatively impacted primarily as a result of consumer resistance to purchasing the nine-slice pizza package that we introduced in 2015 as compared to the three-slice package it replaced.

Our gross profit increased to $2,423,000 in the twenty-six week period ended July 2, 2016 from $1,822,000 in the twenty-six week period ended June 27, 2015, due to the increase in sales. Our gross profit percentage was 33% for the period ending July 2, 2016 compared to 27% for the period ending June 27, 2015, due to the implementation of price increases in 2016 and the elimination of various sales promotion programs in 2016. Freight out expense, a significant part of our cost of sales, increased by $141,000, or 40%, to $493,000 for the twenty-six weeks ended July 2, 2016 compared to $352,000 for the twenty-six weeks ended June 27, 2015 due to the increase in sales and increased freight costs associated with customer orders, while in the 2015 period such expenses benefited from a greater number of customers picking up their orders. As a percentage of sales, freight out expense increased to 7% in the 2016 twenty-six week period compared to 5% for the 2015 twenty-six week period.

Selling expenses decreased by $17,000, or 2%, to $733,000 for the twenty-six weeks July 2, 2016 from $750,000 for the twenty-six weeks ended June 27, 2015. This decrease was due to decreases in commissions expense of $16,000, meetings and conventions expense of $39,000 and messenger expense of $10,000, which were partially offset by an increase in outside warehouse rental expense of $41,000. Outside warehouse rental expense increased due to the significant increase in our inventory. Meetings and convention expense decreased in the 2016 period as a result of less participation in trade shows in 2016.

Marketing expenses decreased by $72,000, or 35%, to $131,000 for the twenty-six weeks ended July 2, 2016 from $203,000 for the twenty-six weeks ended June 27, 2015, due principally to decreases in advertising expense of $54,000 and public relations expense of $17,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $34,000, or 12%, to $249,000 for the twenty-six weeks ended July 2, 2016 from $283,000 for the twenty-six weeks ended June 27, 2015, due primarily to decreases in lab costs and supplies of $36,000 and payroll expense of $44,000, which decreases were partially offset by an increase in professional fees and outside services expense of $40,000.

General and administrative expenses decreased by $12,000 to $967,000 for the twenty-six weeks ended July 2, 2016 from $979,000 for the twenty-six weeks ended June 27, 2015. Decreases in stock option expense of $88,000 and payroll expense of $17,000 were offset by increases in IT expense of $11,000 and professional fees and outside services expense of $45,000.

For the twenty-six weeks ended July 2, 2016, we recognized income tax expense of $6,000 compared to income tax expense of $8,000 for the twenty-six weeks ended June 27, 2015. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than state taxes for the twenty-six weeks ending July 2, 2016 and June 27, 2015.

Liquidity and Capital Resources

As of July 2, 2016, we had approximately $185,000 in cash and cash equivalents and our working capital was approximately $2.9 million, compared with approximately $55,000 in cash and cash equivalents and working capital of $2.0 million at January 2, 2016. In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets and is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended July 2, 2016	Twenty-Six Weeks ended June 27, 2015
Net cash used in operating activities	$(368,000)	$(153,000)
Net cash provided by (used in) financing activities	498,000	(3,000)
Net increase (decrease) in cash and cash equivalents	$130,000	$(156,000)

Net cash used in operating activities for the twenty-six weeks ended July 2, 2016 was $368,000 compared to $153,000 used in operating activities for the twenty-six weeks ended June 27, 2015. Net cash used in operating activities for the twenty-six weeks ended July 2, 2016 was primarily a result of net income for the twenty-six weeks ended July 2, 2016, offset by larger increases in accounts receivable and inventory. Accounts receivable increased due to the sales increase in the current period. Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger second and third quarter selling periods. Net cash provided by financing activities for the twenty-six weeks ended July 2, 2016 was $498,000 compared to $3,000 used in financing activities for the twenty-six weeks ended June 27, 2015 primarily as a result of the loan from our Chairman and Chief Executive Officer.

We believe our existing cash and cash equivalents on hand at July 2, 2016, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of July 2, 2016, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of July 2, 2016, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as July 2, 2016.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of July 2, 2016 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of nine employees at July 2, 2016, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 2, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document*

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
President and Chief Executive Officer

/s/ Steven Kass
Steven Kass
Chief Accounting and Financial Officer

Date: August 16, 2016

