Form 10-Q
period 2016-10-01
TOFUTTI BRANDS INC
filed 2016-11-15
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2016 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	October 1, 2016	January 2, 2016*
Assets
Current assets:
Cash and cash equivalents	$197	$55
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $361 and $316 respectively	2,503	1,783
Inventories	1,616	1,473
Prepaid expenses	51	74
Deferred costs	99	101
Total current assets	4,466	3,486

Fixed assets (net of accumulated depreciation of $12 and $8, respectively)	17	21

Other assets	16	16
	$4,499	$3,523

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$6	$5
Accounts payable	1,118	1,117
Accrued expenses	352	248
Deferred revenue	107	113
Total current liabilities	1,583	1,483

Convertible note payable-related party	500	—
Note payable-long term	11	16
Total liabilities	2,094	1,499

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued C	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at October 1, 2016 and January 2, 2016	52	52
Additional paid-in capital	138	113
Retained earnings	2,215	1,859
Total stockholders’ equity	2,405	2,024
Total liabilities and stockholders’ equity	$4,499	$3,523

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen Weeks ended October 1, 2016	Fourteen Weeks ended October 3, 2015	Thirty-nine Weeks ended October 1, 2016	Forty Weeks ended October 3, 2015

Net sales	$3,606	$3,671	$10,902	$10,438
Cost of sales	2,498	2,796	7,371	7,741
Gross profit	1,108	875	3,531	2,697

Operating expenses:
Selling and warehouse	355	386	1,087	1,136
Marketing	43	74	174	277
Research and development	60	106	309	389
General and administrative	612	435	1,580	1,413
	1,070	1,001	3,150	3,215

Income (loss) before interest expense	38	(126)	381	(518)
Interest expense	6	—	19	—
Income (loss) before income tax	32	(126)	362	(518)
Income tax expense	—	—	6	8

Net income (loss)	$32	$(126)	$356	$(526)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Net income (loss) per common share:
Basic	$0.01	$(0.02)	$0.07	$(0.10)
Diluted	$0.01	$(0.02)	$0.07	$(0.10)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-nine Weeks ended October 1, 2016	Forty Weeks ended October 3, 2015

Cash used in operating activities, net	$(354)	$(200)

Cash provided by (used in) financing activities, net	496	(5)
Net increase (decrease) in cash and cash equivalents	142	(205)

Cash and cash equivalents at beginning of period	55	341

Cash and cash equivalents at end of period	$197	$136

Supplemental cash flow information:
Income taxes paid	$6	$8
Interest paid	$13	$—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At October 1, 2016, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $197 in cash compared to $55 at January 2, 2016. Net cash used in operating activities for the thirty-nine weeks ended October 1, 2016 was $354 compared to $200 used in operating activities for the forty weeks ended October 3, 2015. Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2016 was $496 compared to $5 used in financing activities for the forty weeks ended October 3, 2015. Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2016 was primarily a result of the loan provided by the Company’s Chairman and Chief Executive Officer. Net cash used in operating activities for the thirty-nine weeks ended October 1, 2016 was due primarily to the significant increase in accounts receivable and inventory, which were partially offset by the net income for the period as well as an increase in accrued expenses.

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

On September 30, 2016, the Company announced that it had engaged a financial advisor and is pursuing strategic alternatives to enhance shareholder value, including a possible sale or other form of business combination. There can be no assurance that any transaction will be consummated.

Note 2: Description of Business

Tofutti is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts and other food products.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 2: Description of Business (cont.)

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

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of January 2, 2016 are derived from our audited financial statements for the year ended January 2, 2016. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company operates on a fiscal year which ends on the Saturday closest to December 31st. The 2015 fiscal year was a fifty-three week year ended January 2, 2016, and the Company elected to incorporate the additional week into the 2015 third quarter, resulting in fourteen and forty week periods in fiscal 2015.

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

Note 5: Inventories

The composition of inventories is as follows:

	October 1, 2016	January 2, 2016
Finished products	$999	$1,007
Raw materials and packaging	617	466
	$1,616	$1,473

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended October 1, 2016 and January 2, 2016, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended October 1, 2016 and October 3, 2015 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for October 1, 2016 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of October 1, 2016 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended October 1, 2016	Fourteen Weeks Ended October 3, 2015	Thirty-nine Weeks Ended October 1, 2016	Forty Weeks Ended October 3, 2015
Numerator
Net income (loss)-basic	$32	$(126)	$356	$(526)
Net income (loss)-diluted	$32	$(126)	$356	$(526)

Denominator
Basic earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706
Diluted earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706

Income (loss) per common share
Basic	$0.01	$(0.02)	$0.07	$(0.10)
Diluted	$0.01	$(0.02)	$0.07	$(0.10)

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 8: Fixed Assets

Fixed assets consist of the following:

	October 1, 2016	January 2, 2016
Automobile	$29	$29

Less: accumulated depreciation	(12)	(8)
Fixed assets, net	$17	$21

Depreciation expense for the thirteen and thirty-nine weeks ended October 1, 2016 was $1 and $4, respectively. Depreciation expense for the fourteen and forty weeks ended October 3, 2015 was $2 and $5, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of October 1, 2016, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from January 2, 2016 to October 1, 2016:

	Non-Qualified Options
	Shares	Weighted Average Exercise Price ($)
Outstanding at January 2, 2016	80,000	4.42
Exercised as of October 1, 2016	—	—
Outstanding at October 1, 2016	80,000	4.42
Exercisable at October 1, 2016	53,336	4.42

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 9: Stock Based Compensation (cont.)

The following table summarizes information about stock options outstanding at October 1, 2016:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39 – 4.46	80,000	3.47	4.42	53,336

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during the thirteen and thirty-nine weeks ended October 1, 2016.

As of October 1, 2016, the intrinsic value of the options outstanding and exercisable was immaterial. As of October 1, 2016, there was approximately $68 of total unrecognized compensation cost that will be recognized through January 2, 2017 related to non-vested share-based compensation arrangements granted under the Plan. For the thirteen and thirty-nine weeks ended October 1, 2016, stock compensation expense was $0 and $25, respectively.

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

	October 1, 2016	January 2, 2016
Note payable	$17	$21
Less current maturity	6	5
Note payable, net of current maturity	$11	$16

Related Party

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 10: Notes Payable (cont.)

Related Party (cont.)

	October 1, 2016	January 2, 2016
Note payable-related party	$500	$—
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$—

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	Thirteen Weeks ended October 1, 2016	Fourteen Weeks ended October 3, 2015	Thirty-nine Weeks ended October 1, 2016	Forty Weeks ended October 3, 2015
Revenues by geography:
Americas	$3,225	$3,357	$9,783	$9,388
Europe	184	164	496	510
Asia Pacific and Africa	106	70	308	258
Middle East	91	80	315	282
	$3,606	$3,671	$10,902	$10,438

Approximately 95% of the Americas revenue in the 2016 thirteen week period and 93% of the Americas revenue in 2015 fourteen week period is attributable to sales in the United States. Approximately 90% of the Americas revenue in the 2016 thirty-nine week period and 93% of the Americas revenue in 2015 forty week period is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	Thirteen Weeks ended October 1, 2016	Fourteen Weeks ended October 3, 2015	Thirty-nine Weeks ended October 1, 2016	Forty Weeks ended October 3, 2015
Cheeses	$2,423	$2,289	$7,563	$6,883
Frozen Desserts	1,131	1,238	3,200	3,081
Frozen Foods	52	144	139	474
	$3,606	$3,671	$10,902	$10,438

Note 12: Subsequent Events

Subsequent to the period end, the Company resolved a wrongful termination claim, the costs of which have been included in the Company’s general and administrative expenses in the period.

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

Results of Operations

Thirteen Weeks Ended October 1, 2016 Compared with Fourteen Weeks Ended October 3, 2015

Net sales for the thirteen weeks ended October 1, 2016 were $3,606,000, a decrease of $65,000, or 2%, from net sales of $3,671,000 for the fourteen weeks ended October 3, 2015. Sales of soy-cheese products increased to $2,423,000 in the 2016 period from $2,289,000 in the 2015 period, primarily as a result of improved export sales. Sales of our frozen dessert product line decreased to $1,131,000 in the thirteen weeks ended October 1, 2016 from $1,238,000 for the fourteen weeks ended October 3, 2015. Sales of frozen food entrée products, which consist of pizza and blintzes, decreased to $52,000 in the 2016 thirteen week period from $144,000 in the 2015 fourteen week period. Sales of our soy cheese products were positively impacted by the elimination of various sales promotions, which increased the net selling prices of our products in the 2016 period. While positively impacted by the elimination of various sales promotions, our frozen dessert sales declined due to a reduction in volume. Sales of frozen food entrée products were negatively impacted primarily as a result of consumer resistance to purchasing the nine-slice pizza package that we introduced in 2015 as compared to the three-slice package it replaced. Sales allowance expense decreased to $403,000 for the thirteen weeks ended October 1, 2016 compared to $543,000 for the fourteen weeks ended October 3, 2015, reflecting our decision to reduce various sales promotion programs.

Our gross profit increased to $1,108,000 in the thirteen weeks ended October 1, 2016 from $875,000 in the fourteen weeks ended October 3, 2015. Our gross profit percentage was 31% for the thirteen weeks ending October 1, 2016 compared to 24% for the fourteen weeks ending October 3, 2015 as a result of the reduction in sales allowances. As a percentage of sales, freight out expense decreased to 6% in the 2016 thirteen week period compared to 8% for the 2015 fourteen week period. Freight out expense, a significant part of our cost of sales, decreased by $71,000, or 25%, to $218,000 for the thirteen weeks ended October 1, 2016 from $289,000 for the fourteen weeks ended October 3, 2015 as a result of more of our customers picking up their orders.

Selling expenses decreased to $355,000 for the thirteen weeks ended October 1, 2016 from $386,000 for the fourteen weeks ended October 3, 2015. This decrease was principally due to a decrease in outside warehouse rental expense of $27,000 due to the decrease in our inventory levels. We anticipate that our selling expenses for the remainder of 2016 will continue to benefit from the cost cutting measures that we instituted in our sales operations, such as lowering the commission rate paid to outside food brokers, reducing the number of brokers, and reducing the number of trade shows we participate in.

Marketing expenses decreased by $31,000, or 42%, to $43,000 for the thirteen weeks ended October 1, 2016 from $74,000 for the fourteen weeks ended October 3, 2015, due principally to decreases in advertising expense of $13,000, promotions expense of $8,000, and artwork and plate expense of $12,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2016.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $46,000 to $60,000 for the thirteen weeks ended October 1, 2016 from $106,000 for the fourteen weeks ended October 3, 2015 due to decreases in lab salaries and supplies. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2016.

General and administrative expenses increased by $177,000, or 41%, to $612,000 for the thirteen weeks ended October 1, 2016 from $435,000 for the fourteen weeks ended October 3, 2015 due to an increase in professional fees (including financial advisory fees), outside service expense and litigation costs of $190,000, a substantial portion of such increase was due to the settlement of a claim for wrongful termination by a former employee. While the company believed the complaint was without merit, management deemed it more cost effective to settle the matter without going through expensive litigation. We anticipate that general and administrative expenses will decline in the fourth quarter.

We recognized no income tax expense for the thirteen weeks ended October 1, 2016 and the fourteen weeks ended October 3, 2015. We have a history of losses and have a valuation allowance on our deferred assets.

Thirty-nine Weeks Ended October 1, 2016 Compared with Forty Weeks Ended October 3, 2015

Net sales for the thirty-nine weeks ended October 1, 2016 were $10,902,000, an increase of $464,000, or 4%, from net sales of $10,438,000 for the forty weeks ended October 3, 2015. Sales of soy-cheese products increased to $7,563,000 in the 2016 period from $6,883,000 in the 2015 period. Sales of our frozen dessert product line increased to $3,200,000 in the thirty-nine weeks ended October 1, 2016 from $3,081,000 for the forty weeks ended October 3, 2015. Sales of frozen food entrée products, consisting of pizza and blintzes, decreased to $139,000 in the 2016 thirty-nine week period from $474,000 in the 2015 forty week period. Sales of our soy cheese and frozen dessert products were positively impacted by the elimination of various sales promotions, which increased the net selling prices of our products in the 2016 period. Sales of frozen food entrée products were negatively impacted primarily as a result of consumer resistance to purchasing the nine-slice pizza package that we introduced in 2015 as compared to the three-slice package it replaced. Sales allowance expense decreased to $1,215,000 for the thirty-nine weeks ended October 1, 2016 compared to $1,501,000 for the forty weeks ended October 3, 2015, reflecting our decision to reduce various sales promotion programs.

Our gross profit increased to $3,531,000 in the thirty-nine week period ended October 1, 2016 from $2,697,000 in the forty week period ended October 3, 2015, due both to the increase in sales and the elimination of various sales promotion programs in 2016. Our gross profit percentage was 32% for the period ending October 1, 2016 compared to 26% for the period ending October 3, 2015, due to the implementation of price increases in 2016 and the elimination of various sales promotion programs in 2016. Freight out expense, a significant part of our cost of sales, increased by $71,000, or 11%, to $711,000 for the thirty-nine weeks ended October 1, 2016 compared to $640,000 for the forty weeks ended October 3, 2015 due to the increase in sales and increased freight costs associated with customer orders, while in the 2015 period such expenses benefited from a greater number of customers picking up their orders. As a percentage of sales, freight out expense increased to 7% in the 2016 thirty-nine week period compared to 6% for the 2015 forty week period.

Selling expenses decreased by $49,000, or 4%, to $1,087,000 for the thirty-nine weeks October 1, 2016 from $1,136,000 for the forty weeks ended October 3, 2015. This decrease was due to decreases in commissions expense of $9,000, meetings and conventions expense of $38,000 and messenger expense of $11,000, which were partially offset by an increase in outside warehouse rental expense of $14,000. Outside warehouse rental expense increased due to the increase in inventory from January 2, 2016. Meetings and convention expense decreased in the 2016 period as a result of less participation in trade shows in 2016.

Marketing expenses decreased by $103,000, or 37%, to $174,000 for the thirty-nine weeks ended October 1, 2016 from $277,000 for the forty weeks ended October 3, 2015, due principally to decreases in advertising expense of $63,000, public relations expense of $17,000, artwork and plate expense of $13,000, and promotion expense of $9,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $80,000, or 21%, to $309,000 for the thirty-nine weeks ended October 1, 2016 from $389,000 for the forty weeks ended October 3, 2015, due primarily to decreases in lab costs and supplies of $36,000 and payroll expense of $51,000.

General and administrative expenses increased by $167,000, or 12%, to $1,580,000 for the thirty-nine weeks ended October 1, 2016 from $1,413,000 for the forty weeks ended October 3, 2015. Decreases in stock option expense of $87,000 and payroll expense of $40,000 were offset by increases in IT expense of $10,000 and professional fees (including financial advisory fees), outside service expense and litigation costs of $240,000.

For the thirty-nine weeks ended October 1, 2016, we recognized income tax expense of $6,000 compared to income tax expense of $8,000 for the forty weeks ended October 3, 2015. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than state taxes for either the thirty-nine or forty weeks ending October 1, 2016 and October 3, 2015.

Liquidity and Capital Resources

As of October 1, 2016, we had approximately $197,000 in cash and cash equivalents and our working capital was approximately $2.9 million, compared with approximately $55,000 in cash and cash equivalents and working capital of $2.0 million at January 2, 2016. In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets and is due on December 31, 2017. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

On September 30, 2016, we announced that we had engaged a financial advisor and are pursuing strategic alternatives to enhance shareholder value, including a possible sale or other form of business combination. There can be no assurance that any transaction will be consummated.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended October 1, 2016	Forty Weeks ended October 3, 2015
Net cash used in operating activities	$(354,000)	$(200,000)
Net cash provided by (used in) financing activities	(496,000	(5,000)
Net increase (decrease) in cash and cash equivalents	$142,000	$(205,000)

Net cash used in operating activities for the thirty-nine weeks ended October 1, 2016 was $354,000 compared to $200,000 used in operating activities for the forty weeks ended October 3, 2015. Net cash used in operating activities for the thirty-nine weeks ended October 1, 2016 was primarily a result of net income as well as an increase in accrued expenses, offset by larger increases in accounts receivable and inventory. Accounts receivable increased due to the sales increase in the current period. Inventory increased as a result of purchases by us of finished goods in preparation for the expectation of continued sales increases in the fourth quarter. Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2016 was $496,000 compared to $5,000 used in financing activities for the forty weeks ended October 3, 2015 primarily as a result of the loan from our Chairman and Chief Executive Officer.

We believe our existing cash and cash equivalents on hand at October 1, 2016, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of October 1, 2016, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of October 1, 2016, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as October 1, 2016.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of October 1, 2016 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of nine employees at October 1, 2016, that will not require us to hire additional personnel.

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

Item 1A. Risk Factors

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

On September 30, 2016, we announced that we had engaged a financial advisor and are pursuing strategic alternatives to enhance shareholder value, including a possible sale or other form of business combination. There can be no assurance that any transaction will be consummated. The process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

●	disruption of our business;

●	distraction of our management and employees;

●	difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;

●	increased stock price volatility; and

●	increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Since October 24, 2016 our common stock has been quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE or Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Date: November 15, 2016

