Form 10-K
period 2016-12-31
TOFUTTI BRANDS INC
filed 2017-03-31
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.01 per share

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $5,221,382.

As of March 28, 2017, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1A. “Risk Factors.”

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week period ended December 31, 2016 (fiscal 2016) and the fifty-three week period ended January 2, 2016 (fiscal 2015).

PART I

Item 1. Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand non-dairy frozen desserts and other food products. TOFUTTI products are soy-based, vegan, non-dairy products which contain no butterfat, cholesterol or lactose. Our products are 100% milk free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy, corn, and palm, all naturally lower in saturated fat than dairy products. With the exception of Mintz’s Blintzes, all of our products are completely vegan and our soy-cheese products are gluten free as well. In addition, all of our products are certified kosher-parve and all of our soy-cheese products are also certified halal.

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

We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons. In order to broaden the use of our soy-cheese products, we incorporate them into our branded food products such as blintzes, pizza, and other frozen entrée products. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising, and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of non-dairy, vegan, soy-based, kosher-parve products will continue to provide us with a competitive advantage.

On September 30, 2016, we announced that we had engaged a financial advisor and are pursuing strategic alternatives to enhance shareholder value, including a possible sale or other form of business combination. There can be no assurance that any transaction will be consummated.

TOFUTTI PRODUCT LINE

We offer a broad product line of soy-based, vegan, non-dairy products. Our non-dairy products include frozen desserts, soy-based cheeses and spreads, and other frozen food products.

Frozen Desserts

●	Premium TOFUTTI® non-dairy frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first non-dairy frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three gallon bulk cans and one soft-serve flavor.

●	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of four different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Like all our frozen dessert products, they are completely trans-fat free, including the wafers.

●	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

●	TOTALLY FUDGE POPS® and CHOCOLATE FUDGE TREATS are stick novelties that offer the consumer the same taste as real fudge or coffee bars. The TOTALLY FUDGE POPS, made with organic sugar and with no gluten added, have 70 calories and 1 gram of fat per bar, while fat free, no sugar added CHOCOLATE FUDGE TREATS have only 30 calories per bar.

●	HOORAY HOORAY is a sugar free stick novelty made with stevia, a natural sugar replacement ideal for those individuals who want to avoid sugar without using an artificial sweetener. Each bar has a creamy center of vanilla Tofutti, surrounded by a sugar-free chocolate coating containing crisped rice.

●	MARRY ME BARSTM are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Non-dairy Soy-Based Cheese Products

●	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is milk-free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in three flavors, plain, Herb & Chives, and Garlic & Herb and is available in 8 oz. retail packages and in 5 lb. containers and 30 lb. bulk boxes for food service customers.

●	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 16 oz. container. It is available in many supermarkets and health food stores.

●	SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is milk-free, butterfat-free, gluten-free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is available nationally in many health food stores and select supermarkets.

●	TOFUTTI SOY-CHEESE SLICESTM offer consumers a delicious non-dairy, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI SOY-CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors: Mozzarella and American. The Mozzarella version is also available in 40 lb. blocks for food service customers.

●	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

●	TOFUTTI PIZZA PIZZAZ combines a delicious pan crust, zesty sauce and TOFUTTI totally dairy free mozzarella cheese into a completely authentic, yet healthy pizza. TOFUTTI PIZZA PIZZAZ is sold nine square slices to a package and is available in freezer cases in select supermarkets and health food stores.

●	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores and can be served hot, warm, or slightly chilled as a main meal or a snack.

Planned 2017 Product Introductions

We plan to introduce a new line of vegan dips and shredded cheddar and mozzarella soy-cheeses in the third quarter of 2017.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Walmart, Kroger, Roundy’s Supermarkets, King Soopers, Fred Meyer, Restaurant Depot, DeMoulas/Market Basket, Wakefern Food Corp., Associated Wholesale Grocers (AWG) and Ahold USA. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic accounts and all international accounts are handled directly by us. Our products are also sold in approximately thirty other countries.

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

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through forty-one (41) distributors in the national health food market.

Our sales to health food accounts in fiscal 2016 increased to $7,132,000, or 49% of total sales, from approximately $6,081,000, or 44% of total sales, in fiscal 2015. Our sales to the kosher market increased to $1,542,000, or 11% of sales, in fiscal 2016, from sales of approximately $1,436,000, or 10% of sales, in fiscal 2015.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 31, 2016		Fiscal Year ended January 2, 2016
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Metropolitan New York	$2,308	16%	$2,172	16%
California	1,972	14%	1,712	12%
Midwest	1,878	13%	2,182	16%
New England	1,330	9%	1,176	9%
Northwest	948	7%	867	6%
Florida	895	6%	764	6%
Upstate New York	716	5%	687	5%
Southwest	474	3%	456	3%
Mid-Atlantic	446	3%	515	4%
Southeast	320	2%	276	2%
Rocky Mountains	227	2%	210	2%

During fiscal 2016, we shipped our products to distributors in Australia, Brazil, Canada, Egypt, England, Ireland, Israel, Malaysia, Mexico, Panama, South Africa, and Trinidad. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors decreased to $2,198,000, or 15% of sales, in fiscal 2016, from to $2,319,000, or 17% of sales, in fiscal 2015. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other plant-based frozen desserts. We believe that we are a leader in the non-dairy frozen dessert product market and offer the most complete line of non-dairy frozen dessert products. Other plant-based frozen dessert products are presently being sold throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. All of our products face substantial competition from non-dairy and dairy products marketed by companies with significantly greater resources than we have. Similar to our frozen desserts, all our vegan cheese products face stiff competition within their category from both dairy cheese products and plant-based cheese products.

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

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2016 and 2015, our product development expenses were approximately $426,000 and $523,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

During the years ended December 31, 2016 and January 2, 2016, we purchased approximately 33% and 29% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer and 22% and 24%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer.

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

Kosher Certification

KOF-K Kosher Supervision, or KOF-K, of Teaneck, New Jersey provides us with our kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use include periodic inspections, and in most cases, on-site supervision of actual production. We pay a yearly renewal fee for certification and ongoing fees throughout the year for supervisory services for each production run. We believe that our ability to successfully market and distribute our products is dependent upon our continued compliance with the requirements of rabbinical certification. All TOFUTTI products meet the requirements for certification as kosher-parve.

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

The Food, Drug and Cosmetic Act, the Food Safety Modernization Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to our products. Our frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming. Additionally, many of our major customers now require that any food products that they purchase be produced in Safe Quality Food, or SQF, manufacturing facilities. The SQF program is recognized by the Global Food Safety Initiative and provides a rigorous system to manage food safety risks and provide safe products use by companies in the food industry. All of our current co-packers are SQF certified.

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

EMPLOYEES

We employed nine persons on a full-time basis on both December 31, 2016 and January 2, 2016. We do not have any collective bargaining agreements with our employees.

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

Risks Related to Our Business

We may not be able to maintain profitable operations in the future. We may not have sufficient working capital to fund our operations in the future.

While we returned to profitable operations in fiscal 2016 after recording a 5% increase in revenues, we incurred losses in fiscal 2015 and 2014. As of December 31, 2016, we had $132,000 in cash and cash equivalents and our working capital was $2,949,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We are indebted to our Chairman and Chief Executive Officer pursuant to a promissory note which is secured by substantially all of our assets. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

On January 6, 2016, we received a $500,000 loan from Mr. David Mintz, our Chairman of the Board and Chief Executive Officer. The loan bears interest at 5% per annum and may be prepaid in whole or in part at any time without premium or penalty. The loan is secured by substantially all of our assets and is convertible into shares of our common stock at a conversion price of $4.01 per share. Initially due December 31, 2017, the loan has been extended until December 31, 2018.

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

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 46% of our net sales in the fiscal year ended December 31, 2016 and 44% of our net sales for the fiscal year ended January 2, 2016. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended December 31, 2016 and January 2, 2016, we purchased approximately 33% and 29% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer and 22% and 24%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 85), Chief Executive Officer, and Steven Kass (age 65), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

We need to continue to introduce new products and packaging.

The successful introduction of innovative products and packaging on a periodic basis has become increasingly important to our ability to maintain and grow our sales. Accordingly, the future degree of market acceptance of any of our new products, and continued acceptance of our current products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

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

In fiscal 2016, approximately 15% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 31, 2016 because of the following material weaknesses in internal controls over financial reporting:

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

Trading on the OTCQB tier of the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Since October 24, 2016 our common stock has been quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE MKT. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 and $82,000 in fiscal 2016 and fiscal 2015, respectively. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $503,000 and $513,000 during fiscal 2016 and 2015, respectively.

Item 3. Legal Proceedings.

We are not a party to any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange on October 29, 1985 and traded on the AMEX or its successor, NYSE MKT, under the symbol TOF since such time. On October 24, 2016, our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB.

Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

The following table sets forth the high and low sales prices as reported on the OTCQB or the NYSE MKT, as the case may be, for the two most recent fiscal years:

Quarter Ended	High	Low
March 28, 2015	$7.17	$4.46
June 27, 2015	5.11	3.53
October 3, 2015	4.95	3.76
January 2, 2016	4.91	4.01
April 2, 2016	4.17	2.08
July 1, 2016	3.65	2.01
October 1, 2016	3.85	2.20
December 31, 2016	2.79	1.53

The closing price for our common stock on March 28, 2017, as reported on the OTCQB, was $1.98.

Holders of Record

As of March 28, 2017, there were approximately 399 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of December 31, 2016, we had issued 80,000 non-qualified stock option awards under the Plan. The Plan will expire on June 9, 2024. The Plan provides for grants of various types of awards (“Awards”) that are designed to attract and retain highly qualified employees and directors who will contribute to the success of the company and to provide incentives to participants in this Plan that are linked directly to increases in shareholder value which will, therefore, inure to the benefit of all of our shareholders. The Plan makes 250,000 shares of our common stock available for Awards under the Plan. The Plan also permits performance-based Awards paid under the Plan to be tax deductible to the company as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Administration

The Plan is administered in accordance with the requirements of Section 162(m) of the Code (but only to the extent necessary and desirable to qualify Awards under the Plan as “performance-based compensation” under Section 162(m)) and, to the extent applicable, Rule 16b-3 under the Exchange Act (“Rule 16b-3”), by the Board or, at the Board’s sole discretion, by the compensation or any other committee of the Board, as appointed by the Board (the “Administrator”).

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2016.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 31, 2016 (the fourth quarter of fiscal 2016).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update, or ASU 2016-13, Financial Instruments (Topic 326)- Credit Losses, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are in the process of assessing the impact of this guidance on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of adopting this guidance on its financial statements.

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This guidance will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our financial statements.

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

In August, 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. This standard became effective for us in the annual period ending December 31, 2016. The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Key Factors Affecting Our Business

Our operations and the operating metrics discussed below have been, and will likely continue to be affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include among others, our lack of sufficient working capital, lack of profitable operations in recent years, dependence on a few key distributors for a significant portion of our sales, dependence on several key suppliers to produce our products, our reliance on a limited number of key executives to manage our business, and competition. For further discussion of the factors affecting our results of operations, see “Risk Factors.”

We may not be able to maintain profitability in the future and may not have sufficient working capital to fund our operations in the future.

While we returned to profitable operations in fiscal 2016 after recording a 5% increase in revenues, we incurred losses in fiscal 2015 and 2014. As a result of our losses, our cash and cash equivalents and working capital were negatively affected, declining to $55,000 and $2,003,000, respectively, as of January 2, 2016. With our improved results in fiscal 2016, our cash and cash equivalents and working capital increased to $132,000 and $2,949,000, respectively, as of December 31, 2016. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 46% and 44% of our net sales for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended December 31, 2016 and January 2, 2016, we purchased approximately 33% and 29% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer and 22% and 24%, respectively, of our finished goods from Ice Cream Specialties, our primary frozen dessert novelty co-packer. Although we believe that there will be no problem in continuing to obtain finished goods from our current or alternative sources in the future, any disruption in supply could have a material adverse effect on our company.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 85), Chief Executive Officer, and Steven Kass (age 65), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended January 2, 2016

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week period ended December 31, 2016 (fiscal 2015) and the fifty-three week period ended January 2, 2016 (fiscal 2015).

Net sales for the fiscal year ended December 31, 2016 were $14,473,000, an increase of $709,000, or 5%, from net sales of $13,764,000 for the fiscal year ended January 2, 2016. Sales in our frozen dessert product line decreased to $3,449,000 in fiscal 2016 from $3,866,000 in fiscal 2015. Our frozen dessert business continues to be negatively impacted by the overall sluggish sales in the ice cream category. Sales of soy-cheese products increased to $10,863,000 in fiscal 2016 from $9,311,000 in fiscal 2015. Sales of our soy-cheese products were positively impacted by the elimination of various sales promotions, which increased the net selling prices of our products in the 2016 period. Sales of our frozen food entrée products decreased to $161,000 in fiscal 2015 from $587,000 in fiscal 2015. Sales of frozen food entrée products, which consist of pizza and blintzes, decreased primarily as a result of an decrease in our Pizza Pizzaz sales which were primarily impacted by consumer resistance to purchasing the nine-slice pizza package that we introduced in 2015 as compared to the three-slice package it replaced.

Our gross profit in the year ended December 31, 2016 increased by $993,000 to $4,591,000 from $3,598,000, reflecting the increase in our sales and gross profit percentages. Our gross profit percentage for the year ended December 31, 2016 increased to 32% from 26% for the year ended January 2, 2016, due to the implementation of price increases in 2016 and the elimination of various sales promotion programs in 2016. Freight out expense increased to $943,000 for the year ended December 31, 2016 compared with $857,000 for the year ended January 2, 2016 due to the increase in sales. Freight out cost as a percentage of sales in fiscal 2016 was 6.5% compared to 6% for fiscal 2015. We anticipate that our freight cost as a percentage of sales in fiscal 2017 will approximate the 2016 percentages should fuel costs remain steady. We intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower cost alternatives.

Selling and warehousing expenses decreased by $157,000, or 10%, to $1,393,000 for fiscal 2016 from $1,550,000 in fiscal 2015. This decrease was primarily attributable to decreases in bad debt expense of $51,000, commission expense of $43,000, meetings and conventions expense of $41,000, outside warehouse rental expense of $10,000, and messenger expense of $9,000. We anticipate that selling expenses in 2017 should be comparable to or slightly less than our expenses in 2016.

Marketing expenses decreased in fiscal 2016 by $119,000, or 33%, to $238,000 from $357,000 in fiscal 2015 due to decreases in advertising expense of $76,000, public relations expense of $17,000, artwork and plates expense of $15,000, and promotion expense of $8,000. We expect marketing expenses to decline in fiscal 2017 due to the elimination of certain promotion and advertising programs.

Product development expenses decreased by $97,000, or 19%, to $426,000 in fiscal 2016 from $523,000 in fiscal 2015. The decrease was primarily attributable to decreases in payroll expense of $52,000, lab costs and supplies of $29,000, and professional fees and outside services expense of $28,000. We expect product development costs to remain constant or decline slightly in fiscal 2017.

General and administrative expenses increased by $171,000, or 9%, to $2,059,000 for fiscal 2016 from $1,888,000 for fiscal 2015. The increase was due primarily due to increases in professional fees and outside services expense of $215,000, payroll expense of $49,000, travel, entertainment and auto expense of $36,000, public relations expense of $21,000, general insurance expense of $15,000, equipment rental expense of $10,000, real estate property tax expense of $9,000, IT expense of $9,000, and building repair and maintenance expense of $7,000. These expenses were partially offset by a decrease in stock compensation expense of $86,000. The increase in professional fees and outside services expense was due principally to litigation and related legal expenses of $265,000. Our management expects that general and administrative expenses in 2017 will decrease significantly with the resolution of the litigation.

Overall, total operating expenses in fiscal 2016 decreased by $202,000, or 5%, to $4,116,000 compared to total operating expenses of $4,318,000 in fiscal 2015. We anticipate that our operating expenses in fiscal 2017 will decrease due to reductions in sales, marketing, and general and administrative expenses.

Income before income taxes increased to $449,000 in fiscal 2016 as compared with a loss of $721,000 in fiscal 2015.

Income tax expense for the 2016 fiscal period was $28,000 compared to income tax benefit of $78,000 for the 2015 fiscal period. The income tax expense in fiscal 2016 was due to our return to profitable operations in fiscal 2016.

Liquidity and Capital Resources

Our recent operating history has resulted in a decrease in our capital resources. At December 31, 2016, we had approximately $132,000 in cash and cash equivalents, and our working capital was $2,949,000, an increase of $946,000 from January 2, 2016. Our current and quick acid test ratios, both measures of liquidity, were 2.9 and 1.9, respectively, as of December 31, 2016 and 2.4 and 1.4, respectively, as of January 2, 2016.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets and is due on December 31, 2018. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2018.

Cash Flows	Fiscal Year ended
	December 31, 2016	January 2, 2016
	(In thousands)
Net cash used in operating activities	$(418)	$(280)
Net cash provided by (used in) financing activities	495	(6)
Net increase (decrease) increase in cash and cash equivalents	77	(286)
Cash and cash equivalents at beginning of year	55	341
Cash and cash equivalents at end of year	$132	$55

Cash used by operating activities was $418,000 for the fiscal year ended December 31, 2016 compared with cash used in operating activities of $280,000 for the fiscal year ended January 2, 2016. In the fiscal year ended December 31, 2016, our cash flow from operating activities reflected net income of $421,000, offset by increases in accounts receivable and inventory of $897,000 and $92,000, respectively.

Cash provided by financing activities was $495,000 for the fiscal year ended December 31, 2016 compared to $6,000 used in financing activities for the fiscal year ended January 2, 2016. Net cash provided by financing activities for the fiscal year ended December 31, 2016 was the result of a $500,000 loan from our Chairman of the Board and Chief Executive Officer.

As a result of the foregoing, our cash and cash equivalents increased to $132,000 at December 31, 2016 from $55,000 at January 2, 2016.

We believe our existing cash and cash equivalents on hand at December 31, 2016, existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

Contractual Obligations

We had no material contractual obligations at December 31, 2016.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 31, 2016.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tofutti Brands, Inc.

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”) as of December 31, 2016 and January 2, 2016, and the related statements of operations, changes instockholders’ equity, and cash flows for each of the fiscal years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tofutti Brands, Inc. as of December 31, 2016 and January 2, 2016, and the results of its operations and its cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 31, 2017

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$132	$55
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $370 and $316, respectively	2,626	1,783
Inventories	1,565	1,473
Prepaid expenses	66	74
Deferred costs	100	101
Total current assets	4,489	3,486

Fixed assets (net of accumulated depreciation of $14 and $8, respectively)	15	21

Other assets	16	16
	$4,520	$3,523

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable-current	$6	$5
Accounts payable	1,148	1,117
Accrued expenses	278	248
Deferred revenue	108	113
Total current liabilities	1,540	1,483

Convertible note payable-long term-related party	500	—
Note payable-long term	10	16
Total liabilities	2,050	1,499

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 31, 2016 and January 2, 2016	52	52
Additional paid-in capital	138	113
Retained earnings	2,280	1,859
Total stockholders’ equity	2,470	2,024
Total liabilities and stockholders’ equity	$4,520	$3,523

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Fiscal year ended December 31, 2016	Fiscal year ended January 2, 2016

Net sales	$14,473	$13,764
Cost of sales	9,882	10,166
Gross profit	4,591	3,598

Operating expenses:
Selling and warehousing	1,393	1,550
Marketing	238	357
Product development costs	426	523
General and administrative	2,059	1,888
Total operating expenses	4,116	4,318

Income (loss) from operations	475	(720)

Interest expense- related party	25	—
Interest expense-other	1	1
Income (loss) before provision for income tax	449	(721)
Income tax expense (benefit)	28	(78)

Net income (loss)	$421	$(643)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net income (loss) per common share:
Basic and diluted	$0.08	$(0.12)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 31, 2016 and January 2, 2016
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 27, 2014	5,153,706	$52	$—	$2,502	$2,554
Net (loss)	—	—	—	(643)	(643)
Stock-based compensation	—	—	113	—	113
Balances, January 2, 2016	5,153,706	52	113	1,859	2,024
Net income	—	—	—	421	421
Stock-based compensation	—	—	25	—	25
Balances December 31, 2016	5,153,706	$52	$138	$2,280	$2,470

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 31, 2016	Fiscal Year ended January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$421	$(643)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation	6	6
Stock-based compensation expense	25	113
Provision for bad debts and sales promotions	54	41
Change in the unrecognized tax position	19	(82)
Change in assets and liabilities:
Accounts receivable	(897)	90
Inventories	(92)	379
Prepaid expenses	8	(3)
Deferred costs	1	4
Deferred revenue	(5)	(1)
Accounts payable and accrued expenses	42	(184)

Net cash flows used in operating activities	(418)	(280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing received through convertible note payable-related party	500	—
Principal payments on note payable obligation	(5)	(6)
Net cash flows provided by (used in) financing activities	495	(6)

NET CHANGE IN CASH AND CASH EQUIVALENTS	77	(286)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	55	341
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$132	$55

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$7	$7
Interest paid	$26	$1

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1: LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, Tofutti Brands, Inc. (the “Company”) had approximately $132 in cash compared to $55 at January 2, 2016. Net cash used in operating activities for the year ended December 31, 2016 was $418 compared to $280 used in operating activities for the year ended January 2, 2016. Net cash provided by operating activities for the year ended December 31, 2016 was primarily the result of our net income of $421 offset by increases in accounts receivable and inventory of $897 and $92, respectively.

Cash provided by financing activities was $495 for the fiscal year ended December 31, 2016 compared to $6 used in financing activities for the fiscal year ended January 2, 2016. Net cash provided by financing activities for the fiscal year ended December 31, 2016 was the result of a $500 loan from the Company’s Chairman of the Board and Chief Executive Officer.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss and cash used in operations for the year ended January 2, 2016 in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500,000. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2018.

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

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal period ended on December 31, 2016 and the fifty-three week period fiscal ended January 2, 2016.

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

During the fiscal years ended December 31, 2016 and January 2, 2016, the Company derived approximately 85% and 83% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of one customer represented approximately 5% of total accounts receivable at December 31, 2016, and one customer represented 9% of total accounts receivable at January 2, 2016. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 46% and 44% of the Company’s net sales for the fiscal years ended December 31, 2016 and January 2, 2016.

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

The Company purchased approximately 33% and 29% of its finished products from one supplier and 22% and 24% of its finished products from another supplier during the periods ended December 31, 2016 and January 2, 2016, respectively.

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

Stock-based compensation - The Company accounts for stock-based awards to employees and directors in accordance with the provisions of ASC 718, “Compensation – Stock Compensation”. Under ASC 718, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period on a straight-line basis. The Company values its stock option using the Black- Scholes option pricing model.

Net Income (Loss) Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding. For the fiscal year ended December 31, 2016, stock equivalents of 80,000 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive because the strike price was greater than the quoted market value at such date. For the fiscal year ended January 2, 2016, stock equivalents of 80,000 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive due to overall net loss position.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
Net income (loss), numerator, basic and diluted computation	$421	$(643)

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net income (loss) per common share:
Basic and diluted	$0.08	$(0.12)

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $943 and $857 during the fiscal years ended December 31, 2016 and January 2, 2016, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $158 and $236 during the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $426 and $523 during the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

Recent Accounting Pronouncements – In June 2016, the FASB issued Accounting Standards Update, or ASU 2016-13, Financial Instruments (Topic 326)- Credit Losses, Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is in the process of assessing the impact of this guidance on its financial statements.

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

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This guidance will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its financial statements.

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

In August, 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern as this standard became effective for it for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to impact the Company’s financial position, results of operations or cash flows.

NOTE 3: INVENTORIES

Inventories consist of the following:

	December 31, 2016	January 2, 2016
Finished products Finished products	$1,047	$1,007
Raw materials and packaging	518	466
	$1,565	$1,473

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2016	January 2, 2016
Automobile	$29	$29

Less: accumulated depreciation	(14)	(8)
Fixed assets, net	$15	$21

Depreciation expense as of year-end December 31, 2016 and January 2, 2016 was $6 and $6, respectively.

NOTE 5: STOCK OPTIONS

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2014 Plan made 250,000 shares of Common Stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of December 31, 2016, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from January 2, 2016 to December 31, 2016:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at January 2, 2016	80,000	4.42
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2016	80,000	4.42
Exercisable at December 31, 2016	53,336	4.42

The following table summarizes information about stock options outstanding at December 31, 2016:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	3.31	4.42	53,336

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

As of December 31, 2016, the intrinsic value of the options outstanding and exercisable was immaterial. As of December 31, 2016, there was approximately $69 of total unrecognized compensation cost that will be recognized through December 30, 2017 related to non-vested share-based compensation arrangements granted under the Plan. For the fiscal years ended December 31, 2016 and January 2, 2016 stock compensation expense was $113 and $25, respectively.

NOTE 6: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in fiscal 2016 and $82 in fiscal 2015. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 7: INCOME TAXES

The components of income tax benefit for the fiscal years ended December 31, 2016 and January 2, 2016 are as follows:

	December 31, 2016	January 2, 2016
Current:
Federal	$19	$(62)
State	9	(16)

Total income tax expense (benefit)	$28	$(78)

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended December 31, 2016 and January 2, 2016 follows:

	December 31, 2016	January 2, 2016
Income tax expense computed at federal statutory rate	$153	$(245)
State income taxes, net of federal income tax benefit	9	2
Permanent items	10	9
Change in federal valuation allowance	(176)	238
Increase (reduction) in unrecognized tax position	19	(82)
Other	13	—
	$28	$(78)

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Deferred tax assets for the fiscal years ended December 31, 2016 and January 2, 2016 consist of the following components:

	December 31, 2016	January 2, 2016
Allowance for doubtful accounts	$133	$114
Inventory	29	31
Federal and state net operating loss	467	685
Other	53	39
Valuation allowance	(682)	(869)
Deferred tax asset	$—	$—

At December 31, 2016, the Company has $1,254 of federal net operating loss carryforwards and $2,058 of state net operating loss carryforwards, which will begin to expire in 2032.

Management has concluded that based upon all available evidence it is more likely than not that deferred tax assets will not be utilized. The Company has recorded a decrease in the federal and state valuation allowances in the amount of $187 during the year ended December 31, 2016. The remaining deferred tax asset is offset by the federal unrecorded tax benefit.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 31, 2016 and January 2, 2016:

Balance at December 27, 2014	$169
Reduction due to the expiration of the statute of limitations and tax positions related to prior years	(52)
Balance at January 2, 2016	$117
Increase due to increase in reserves and tax positions related to prior years	19
Balance at December 31, 2016	136

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $2 and $2 of accrued interest and penalties related to uncertain tax positions at December 31, 2016 and January 2, 2016, respectively. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $136.

The liability at December 31, 2016 for uncertain tax positions is included in accrued expenses. The Company’s federal and state tax returns are open to examination for the years 2013 to 2016.

NOTE 8: NOTES PAYABLE

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	December 31, 2016	January 2, 2016
Note payable	$16	$21
Less current maturity	6	5
Note payable, net of current maturity	10	$16

Minimum estimated future payments on this loan as of December 31, 2016 are as follows:

Fiscal Year Ending
2017	6
2018	6
2019	4

Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2018. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	December 31, 2016	January 2, 2016
Note payable-related party	$500	$—
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$—

NOTE 9: SALES BY GEOGRAPHIC REGION AND PRODUCT CATEGORY

Revenues by geographical region are as follows(in thousands):

	December 31, 2016	January 2, 2016
Revenues by geography:
Americas	$13,086	$12,318
Europe	576	677
Asia Pacific and Africa	327	355
Middle East	484	414
	$14,473	$13,764

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Approximately 94% in fiscal 2016 and 93% in fiscal 2015 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	December 31, 2016	January 2, 2016
Frozen Desserts	$3,449	$3,866
Cheeses	10,863	9,311
Frozen Foods	161	587
	$14,473	$13,764

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of January 2, 2016, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2016.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to ensure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 31, 2016 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	85	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	65	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	64	Director
Joseph N. Himy	47	Director
Scott Korman	62	Director
Franklyn Snitow	70	Director

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised of Mr. Axelrod, who serves as chairman, Mr. Himy and Mr. Snitow. Mr. Snitow became a member of the Audit Committee in March 2016 after Mr. Korman stepped down. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act. The Board of Directors has also determined that Mr. Axelrod is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2016 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2016 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2016	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2015	450,000	—	—	38,897	—	—	488,897
and Director	2014	450,000	—	—	—	—	—	450,000

Steven Kass	2016	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2015	125,000	—	—	—	—	—	125,000
	2014	125,000	—	—	—	—	—	125,000

(1)	The dollar amounts in the Option Awards column above reflect the fair value of options as of the grant date for the year ended January 2, 2016, in accordance with ASC 718 and, therefore, do not necessarily reflect actual benefits received by any individual. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended January 2, 2016.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2016 and 2015 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2016

During the fiscal year ended December 31, 2016, no grants were made under our 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table reflects the options awards granted to the named executive officers identified above in the summary compensation table pursuant to the 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
David Mintz	10,000	—	—	4.39	4/2/20
	5,000	—	—	4.46	6/10/20
Steven Kass	—	—	—	—	—

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 31, 2016 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2016. Each non-employee director, other than Mr. Korman, is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	12,000	—	—	—	—	—	—
Joseph N. Himy	6,000	—	—	—	—	—	—
Scott Korman	9,500	—	—	—	—	—	—
Franklyn Snitow	1,500	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 28, 2017 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
David Mintz	2,770,128	(4)	53.7%
Steven Kass	220,000		4.3%
Franklyn Snitow	48,100	(5)	*
Neal S. Axelrod	15,000	(6)	*
Joseph N. Himy	15,000	(6)	*
Scott Korman	15,000	(6)	*
All Executive Officers and Directors as a group (6 persons)	3,130,218	(7)	58.75%

*Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod and Himy is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 28, 2017 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 28, 2017.

(4)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

(5)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options.

(6)	Issuable upon the exercise of currently exercisable stock options

(7)	Includes 75,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided us with a loan of $500,000, which has been extended to come due on December 31, 2018. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into.

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

Set forth below are the aggregate fees billed for each of the fiscal years ended December 31, 2016 and January 2, 2016 for services rendered by EisnerAmper LLP, our independent registered accounting firm.

	Fiscal 2016	Fiscal 2015
Audit fees	$73,500	$79,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$73,500	$79,000
Tax fees	-	-
All other fees	-	-
Total fees	$73,500	$79,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2016 and 2015, we incurred audit fees with EisnerAmper LLP in the amount of $73,500 and $79,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2016 or 2015.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by EisnerAmper LLP in fiscal 2016 or 2015. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2017.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 31, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

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