Form 10-Q
period 2017-04-01
TOFUTTI BRANDS INC
filed 2017-05-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2017

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 15, 2017 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	April 1, 2017	December 31, 2016*
Assets
Current assets:
Cash and cash equivalents	$215	$132
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $341 and $370, respectively	1,827	2,626
Inventories	1,980	1,565
Prepaid expenses	63	66
Deferred costs	113	100
Total current assets	4,198	4,489

Fixed assets (net of accumulated depreciation of $15 and $14, respectively)	14	15

Other assets	16	16
	$4,228	$4,520

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable-current	$6	$6
Accounts payable	915	1,148
Accrued expenses	308	278
Deferred revenue	124	108
Total current liabilities	1,353	1,540

Convertible note payable-long term-related party	500	500
Note payable-long term	9	10
Total liabilities	1,862	2,050

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at April 1, 2017 and December 31, 2016, respectively	52	52
Additional paid-in capital	207	138
Retained earnings	2,107	2,280
Total stockholders’ equity	2,366	2,470
Total liabilities and stockholders’ equity	$4,228	$4,520

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended April 1, 2017	Thirteen weeks ended April 2, 2016

Net sales	$3,283	$3,742
Cost of sales	2,269	2,503
Gross profit	1,014	1,239

Operating expenses:
Selling	440	384
Marketing	97	88
Research and development	112	133
General and administrative	527	493
	1,176	1,098

Income (loss) before interest expense and income taxes	(162)	141

Interest expense	6	6

Income (loss) before income taxes	(168)	135

Income tax expense	5	5

Net income (loss)	$(173)	$130

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154

Net income (loss) per common share:
Basic and diluted	$(0.03)	$0.03

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen weeks ended April 1, 2017	Thirteen weeks ended April 2, 2016

Cash flows provided by (used in) operating activities, net	$84	$(460)

Cash flows (used in) provided by financing, net	(1)	499

Net increase in cash and cash equivalents	83	39

Cash and cash equivalents at beginning of period	132	55

Cash and cash equivalents at end of period	$215	$94

Supplemental cash flow information:
Income taxes paid	$5	$5
Interest expenses paid	$6	$—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At April 1, 2017, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $215 in cash compared to $132 at December 31, 2016. Net cash provided by operating activities for the thirteen weeks ended April 1, 2017 was $84 compared to $460 used in operating activities for the thirteen weeks ended April 2, 2016. Net cash used in financing activities for the thirteen weeks ended April 1, 2017 was $1 compared to $499 provided by financing activities for the thirteen weeks ended April 2, 2016. Net cash provided by financing activities for the thirteen weeks ended April 2, 2016 was primarily a result of the loan provided by the Company’s Chairman and Chief Executive Officer.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss and cash used in operations for the year ended January 2, 2016 in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive Officer, provided it with a loan of $500. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2018.

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

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2016 are derived from our audited financial statements for the year ended December 31, 2016. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended April 1, 2017 that are of material significance, or have potential material significance, to the Company.

Note 5: Inventories

The composition of inventories is as follows:

	April 1, 2017	December 31, 2016
Finished products	$1,364	$1,047
Raw materials and packaging	616	518
	$1,980	$1,565

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended April 1, 2017 and December 31, 2016, the Company recorded a full valuation allowance on its deferred tax asset balances.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended April 1, 2017 and April 2, 2016 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for April 1, 2017 and April 2, 2016 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of April 1, 2017 and April 2, 2016 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended April 1, 2017	Thirteen Weeks Ended April 2 ,2016
Numerator
Net income (loss) –basic and diluted	$(173)	$130

Denominator
Basic and diluted earnings per share weighted average shares	5,154	5,154

Income (loss) per share
Basic and diluted	$(0.03)	$0.03

Note 8: Fixed Assets

Fixed assets consist of the following:

	April 1, 2017	December 31, 2016
Automobile	$29	$29

Less: accumulated depreciation	(15)	(14)
Fixed assets, net	$14	$15

Depreciation expense for both the thirteen weeks ended April 1, 2017 and the thirteen weeks ended April 2, 2016 was $1.

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

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of April 1, 2017, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from December 31, 2016 to April 1, 2017:

	Non-Qualified Options
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	80,000	4.42
Exercised as of April 1, 2017	—	—
Outstanding at April 1, 2017	80,000	4.42
Exercisable at April 1, 2017	80,000	4.42

The following table summarizes information about stock options outstanding at April 1, 2017:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	3.06	4.42	80,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during the thirteen weeks ended April 1, 2017.

As of April 1, 2017, the intrinsic value of the options outstanding and exercisable was immaterial. As of April 1, 2017, there was $0 of total unrecognized compensation. For the thirteen weeks ended April 1, 2017 and April 2, 2016 stock compensation expense was $69 and $25, respectively.

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

	April 1, 2017	December 31, 2016
Note payable	$15	$16
Less current maturity	6	6
Note payable, net of current maturity	$9	$10

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Convertible Note Payable - Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive Officer, provided it with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2018. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	April 1, 2017	December 31, 2016
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	April 1, 2017	April 2, 2016

Americas	$3,038	$3,331
Europe	69	117
Asia Pacific and Africa	65	155
Middle East	111	139
	$3,283	$3,742

Approximately 94% and 93% of the Americas revenue in the 2017 and the 2016 periods is attributable to sales in the United States. All of the Company’s assets are located in the United States.

In the first quarter of 2017, the Company elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material.

Net sales by major product category (in thousands):

	April 1, 2017	April 2, 2016
Frozen Desserts and Foods	$655	$1,019
Cheeses	2,628	2,723
	$3,283	$3,742

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

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. Our federal and state tax returns are open to examination for the years 2014 through 2016.

Stock Based Compensation. The Company follows the provisions of ASC 718 Share-Based Payment. The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. Stock-based compensation expense is recognized over the requisite service period.

Recent accounting pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended April 1, 2017 that are of material significance, or have potential material significance, to our company.

Results of Operations

Thirteen Weeks Ended April 1, 2017 Compared with Thirteen Weeks Ended April 2, 2016

Net sales for the thirteen weeks ended April 1, 2017 decreased by $459,000, or 12%, to $3,283,000, from net sales of $3,742,000 for the thirteen weeks ended April 2, 2016. In the first quarter of 2017, we elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material. Sales of our frozen dessert and frozen food products decreased to $655,000 in the thirteen weeks ended April 1, 2017 from $1,019,000 for the thirteen weeks ended April 2, 2016. Sales of soy-cheese products decreased to $2,628,000 in the 2017 period from $2,723,000 in the 2016 period. Sales of our frozen dessert and food products were negatively impacted by production and shipping issues at our frozen desserts novelty plant due to a major physical restructuring program in process at this facility. We anticipate the problems will continue through at least the second quarter of this year. We are currently in the process of securing an additional facility to make some of our frozen novelty products. Sales of our soy-cheese product line decreased due to a reduction in our export soy-cheese business.

Our gross profit decreased to $1,014,000 in the period ended April 1, 2017 from $1,239,000 in the period ended April 2, 2016. Our gross profit percentage was 31% for the period ending April 1, 2017 compared to 33% for the period ending April 2, 2016. The decrease in our gross profit percentage was primarily due to an increase in sales allowance expense as a percentage of sales to 12% in the first quarter of 2017 compared to 11% in the first quarter of 2016. Although the sales allowance expense decreased in the 2017 period to $397,000 from $421,000 in 2016, the sales allowance percentage increased due to the lower level of sales in the 2017 period. Freight out expense, a significant part of our cost of sales, increased by $18,000, or 6%, to $300,000 for the thirteen weeks ended April 1, 2017 compared with $282,000 for the thirteen weeks ended April 2, 2016, due to increases in our carriers’ rates during the first quarter of 2017. We expect freight out expense as a percentage of sales to increase slightly in 2017 as compared to 2016 due to rate increases.

Selling expenses increased by $56,000, or 15%, to $440,000 for the thirteen weeks ended April 1, 2017 from $384,000 for the thirteen weeks ended April 2, 2016. This increase was due principally to increases of $33,000 in commission expense and $19,000 in outside warehouse rental expense. The increase in outside warehouse rental expense was due to the increase in inventory. We anticipate that our selling expenses will remain constant for the balance of 2017.

Marketing expenses increased slightly by $9,000, or 10%, to $97,000 for the thirteen weeks ended April 1, 2017 from $88,000 for the thirteen weeks ended April 2, 2016, due principally to increases in newspaper and magazine advertising expense of $7,000 and promotions expense of $16,000, which were partially offset by a decrease in artwork and plates expense of $9,000. We anticipate reductions in marketing expenses throughout the balance of 2017, specifically in the areas of artwork and plates expense, public relations and promotions.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $21,000, or 16%, to $112,000 for the thirteen weeks ended April 1, 2017 from $133,000 for the thirteen weeks ended April 2, 2016, due to a decrease in professional fees and outside services expense of $40,000, which was partially offset by an increase in lab costs and supplies expense of $19,000. We anticipate research and development expenses will continue to be lower compared to 2016 over the balance of the year, specifically in the areas of payroll expense and other expenses.

General and administrative expenses increased by $34,000, or 7%, to $527,000 for the thirteen weeks ended April 1, 2017 from $493,000 for the thirteen weeks ended April 2, 2016, due principally to increases non-cash stock option compensation expense of $43,000, payroll expense of $13,000, and general insurance expense of $12,000, which were partially offset by decreases professional fees and outside services expense of $30,000 and IT expense of $13,000. The decrease in professional fees and outside services expense was due to a reduction in legal fees as a legal matter was resolved in 2016. We anticipate that our general and administrative expenses for the remainder of 2017 will be similar to or slightly lower than those of 2016.

Income tax expense was $5,000 for the thirteen weeks ended April 1, 2017 and $5,000 for the thirteen weeks ended April 2, 2016. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than minimum state taxes for the thirteen weeks ending April 1, 2017 and April 2, 2016.

Liquidity and Capital Resources

As of April 1, 2017, we had approximately $215,000 in cash and cash equivalents and our working capital was approximately $2,845,000, compared with approximately $132,000 in cash and cash equivalents and working capital of $2,949,000 at December 31, 2016. In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a loan of $500,000 which is secured by substantially all of our assets and has been extended to December 31, 2018. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 1, 2017	Thirteen Weeks ended April 2, 2016
Net cash provided by (used in) operating activities	$84,000	$(460,000)
Net cash (used in) provided by financing activities	(1,000)	499,000
Net change in cash and cash equivalents	$83,000	$39,000

Net cash provided by operating activities for the thirteen weeks ended April 1, 2017 was $84,000 compared to $460,000 used in operating activities for the thirteen weeks ended April 2, 2016. Net cash provided by operating activities for the thirteen weeks ended April 1, 2017 was primarily a result of a decrease in accounts receivable, which was partially offset by the net operating loss, an increase in inventory, and a reduction in current liabilities. Accounts receivable decreased due to the sales decrease in the current quarter. Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger second and third quarter selling periods. Net cash used in financing activities for the thirteen weeks ended April 1, 2016 was $1,000 compared to $499,000 provided by financing activities for the thirteen weeks ended April 2, 2016, as a result of the $500,000 loan from our Chairman and Chief Executive Officer.

We believe our existing cash and cash equivalents on hand at April 1, 2017, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of April 1, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of April 1, 2017, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as April 1, 2017.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of April 1, 2017 because of the following material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of nine employees at April 1, 2017, that will not require us to hire additional personnel.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Instance Document
101.	SCH Schema Document
101.	CAL Calculation Linkbase Document
101.	DEF Definition Linkbase Document
101.	LAB Labels Linkbase Document
101.	PRE Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOFUTTI BRANDS INC.
(Registrant)

/s/David Mintz
David Mintz
President

/s/Steven Kass
Steven Kass
Chief Accounting and Financial Officer

Date: May 16, 2017

