Form 10-Q
period 2017-07-01
TOFUTTI BRANDS INC
filed 2017-08-15
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2017

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ]     No [X]

As of August 14, 2017 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	July 1, 2017	December 31, 2016*
Assets
Current assets:
Cash and cash equivalents	$329	$132
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $356 and $370, respectively	2,080	2,626
Inventories	1,508	1,565
Prepaid expenses	36	66
Deferred costs	136	100
Total current assets	4,089	4,489

Fixed assets (net of accumulated depreciation of $17 and $14, respectively)	12	15
Other assets	16	16
	$4,117	$4,520

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable-current	$7	$6
Accounts payable	507	1,148
Accrued expenses	309	278
Deferred revenue	152	108
Total current liabilities	975	1,540

Convertible note payable-long term-related party	500	500
Note payable-long term	6	10
Total liabilities	1,481	2,050

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	-	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at July 1, 2017 and December 31, 2016, respectively	52	52
Additional paid-in capital	207	138
Retained earnings	2,377	2,280
Total stockholders’ equity	2,636	2,470
Total liabilities and stockholders’ equity	$4,117	$4,520

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended July 1, 2017	Thirteen weeks ended July 2, 2016	Twenty-six weeks ended July 1, 2017	Twenty-six weeks ended July 2, 2016

Net sales	$3,646	$3,554	$6,929	$7,296
Cost of sales	2,473	2,370	4,742	4,873
Gross profit	1,173	1,184	2,187	2,423

Operating expenses:
Selling and warehouse	357	349	797	733
Marketing	62	43	158	131
Research and development	90	116	201	249
General and administrative	388	474	917	967
	897	982	2,073	2,080

Income from operations	276	202	114	343
Interest expense	6	6	12	13
Income before income tax	270	196	102	330
Income tax expense	—	2	5	6

Net income	$270	$194	$97	$324

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net income per common share:
Basic and diluted	$0.05	$0.04	$0.02	$0.06

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six Weeks Ended July 1, 2017	Twenty-six Weeks Ended July 2, 2016

Cash provided by (used in) operating activities, net	$200	$(368)

Cash (used in) provided by financing activities, net	(3)	498
Net increase in cash and cash equivalents	197	130

Cash and cash equivalents at beginning of period	132	55

Cash and cash equivalents at end of period	$329	$185

Supplemental cash flow information:
Income taxes paid	$5	$6
Interest paid	$12	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At July 1, 2017, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $329 in cash compared to $132 at December 31, 2016. Net cash provided by operating activities for the twenty-six weeks ended July 1, 2017 was $200 compared to $368 used in operating activities for the twenty-six weeks ended July 2, 2016. Net cash used in financing activities for the twenty-six weeks ended July 1, 2017 was $3 compared to $498 provided by financing activities for the twenty-six weeks ended July 2, 2016. Net cash provided by financing activities for the twenty-six weeks ended July 2, 2016 was primarily a result of the loan provided by the Company’s Chairman and Chief Executive Officer.

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

On August 11, 2017, the Company terminated its engagement with a financial advisor that was assisting it in pursuing strategic alternatives.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2016 are derived from our audited financial statements for the year ended December 31, 2016. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the twenty-six weeks ended July 1, 2017 that are of material significance, or have potential material significance, to the Company.

Note 5: Inventories

The composition of inventories is as follows:

	July 1, 2017	December 31, 2016
Finished products	$976	$1,047
Raw materials and packaging	532	518
	$1,508	$1,565

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended July 1, 2017 and December 31, 2016, the Company recorded a full valuation allowance on its deferred tax asset balances.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended July 1, 2017 and July 2, 2016 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for July 1, 2017 and July 2, 2016 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of July 1, 2017 and July 2, 2016 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended July 1, 2017	Thirteen Weeks Ended July 2, 2016	Twenty-six Weeks Ended July 1, 2017	Twenty-six Weeks Ended July 2, 2016
Numerator
Net income-basic and diluted	$270	$194	$97	$324

Denominator
Basic earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706
Diluted earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706

Income per common share
Basic and diluted	$0.05	$0.04	$0.02	$0.06

Note 8: Fixed Assets

Fixed assets consist of the following:

	July 1, 2017	December 31, 2016
Automobile	$29	$29

Less: accumulated depreciation	(17)	(14)
Fixed assets, net	$12	$15

Depreciation expense for the thirteen and twenty-six weeks ended July 1, 2017 was $1 and $3, respectively. Depreciation expense for the thirteen and twenty-six weeks ended July 2, 2016 was $1 and $3, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of July 1, 2017, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from December 31, 2016 to July 1, 2017:

	Non-Qualified Options
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	80,000	4.42
Exercised as of July 1, 2017	—	—
Outstanding at July 1, 2017	80,000	4.42
Exercisable at July 1, 2017	80,000	4.42

The following table summarizes information about stock options outstanding at July 1, 2017:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	2.81	4.42	80,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during the thirteen and twenty-six weeks ended July 1, 2017.

As of July 1, 2017, the intrinsic value of the options outstanding and exercisable was immaterial. For the thirteen and twenty-six weeks ended July 1, 2017, stock compensation expense was $0 and $69, respectively, compared with $0 and $25 for the thirteen and twenty-six week periods ended July 2, 2016, respectively.

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

	July 1, 2017	December 31, 2016
Note payable	$13	$16
Less current maturity	7	6
Note payable, net of current maturity	$6	$10

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

	July 1, 2017	December 31, 2016
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	Thirteen Weeks ended July 1, 2017	Thirteen Weeks ended July 2, 2016	Twenty-Six Weeks ended July 1, 2017	Twenty-Six Weeks ended July 2, 2016
Revenues by geography:
Americas	$3,243	$3,227	$6,281	$6,558
Europe	175	195	244	312
Asia Pacific and Africa	104	47	169	202
Middle East	124	85	235	224
	$3,646	$3,554	$6,929	$7,296

Approximately 94% of the Americas revenue in 2017 and 93% of the Americas revenue in 2016 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Beginning in the first quarter of 2017, the Company elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material.

Net sales by major product category (in thousands):

	Thirteen Weeks ended July 1, 2017	Thirteen Weeks ended July 2, 2016	Twenty-Six Weeks ended July 1, 2017	Twenty-Six Weeks ended July 2, 2016
Frozen Desserts and Foods	$883	$1,137	$1,538	$2,156
Cheeses	2,763	2,417	5,391	5,140
	$3,646	$3,554	$6,929	$7,296

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent accounting pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen and twenty-six weeks ended July 1, 2017 that are of material significance, or have potential material significance, to our company.

Results of Operations

Thirteen Weeks Ended July 1, 2017 Compared with Thirteen Weeks Ended July 2, 2016

Net sales for the thirteen weeks ended July 1, 2017 were $3,646,000, an increase of $92,000, or 3%, from net sales of $3,554,000 for the thirteen weeks ended July 2, 2016 Beginning in the first quarter of 2017, we elected to combine the frozen desserts and frozen foods categories into one category, as frozen food revenues are not material. Sales of our frozen dessert and frozen food products decreased to $883,000 in the thirteen weeks ended July 1, 2017 from $1,137,000 for the thirteen weeks ended July 2, 2016. Sales of vegan cheese products increased to $2,763,000 in the 2017 period from $2,417,000 in the 2016 period. Sales of our frozen dessert products were negatively impacted by production and shipping issues at our frozen desserts novelty plant due to a major physical restructuring program in process at this facility. We anticipate the problems will continue throughout the balance of this year. We are currently in the process of securing additional facilities to make our frozen novelty products. Sales of our vegan cheese product line increased due to an increase in our domestic vegan cheese business.

Our gross profit decreased to $1,173,000 in the thirteen weeks ended July 1, 2017 from $1,184,000 in the thirteen weeks ended July 2, 2016. Our gross profit percentage was 32% for the thirteen weeks ending July 1, 2017 compared to 33% for the thirteen weeks ending July 2, 2016. Our gross profit percentage in the second quarter of 2017 was negatively impacted by an increase in sales promotion expense for the thirteen weeks ended July 1, 2017 to $433,000 compared to $391,000 for the thirteen weeks ended July 2, 2016, which was offset by improved profit margins in our vegan cheese business. Freight out expense, a significant part of our cost of sales, increased by $12,000, or 6%, to $223,000 for the thirteen weeks ended July 1, 2017 from $211,000 for the thirteen weeks ended July 2, 2016, due to the increase in sales. As a percentage of sales, freight out expense was 6% in both the 2017 and 2016 thirteen week periods.

Selling expenses increased slightly to $357,000, or 2%, for the thirteen weeks ended July 1, 2017 from $349,000 for the thirteen weeks ended July 2, 2016. This increase was principally due to an increase in commission expense of $21,000 which was offset by a decrease in outside warehouse rental expense of $9,000 and travel and entertainment expense of $7,000. We anticipate that our selling expenses will remain at the same level for the balance of 2017.

Marketing expenses increased by $19,000, or 44%, to $62,000 for the thirteen weeks ended July 1, 2017 from $43,000 for the thirteen weeks ended July 2, 2016, due principally to increases in advertising expense of $13,000 and promotions expense of $10,000, which were partially offset by a reduction in artwork and plate expense of $5,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2017.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $26,000 or 22%, to $90,000 for the thirteen weeks ended July 1, 2017 from $116,000 for the thirteen weeks ended July 2, 2016, primarily due to a decrease in payroll expense of $4,000 and professional fees and outside services expense of $25,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2017.

General and administrative expenses decreased by $86,000, or 18%, to $388,000 for the thirteen weeks ended July 1, 2017 from $474,000 for the thirteen weeks ended July 2, 2016 due to a decrease in professional fees and outside services expense of $45,000, public relations expense of $39,000, and building maintenance and repair expense of $6,000, which were partially offset by an increase in travel, entertainment and auto expense of $10,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2017.

We recognized no income tax expense for the thirteen weeks ended July 1, 2017 compared to income tax expense of $2,000 for the thirteen weeks ended July 2, 2016. We have a history of losses and have a valuation allowance on our deferred assets. We did not record tax expense other than state taxes for the thirteen weeks ended July 2, 2016.

Twenty-Six Weeks Ended July 1, 2017 Compared with Twenty-Six Weeks Ended July 2, 2016

Net sales for the twenty-six weeks ended July 1, 2017 were $6,929,000, a decrease of $367,000, or 5%, from net sales of $7,296,000 for the twenty-six weeks ended July 2, 2016. Beginning in the first quarter of 2017, we elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material. Sales of our frozen dessert and frozen food products decreased to $1,538,000 in the twenty-six weeks ended July 1, 2017 from $2,156,000 for the twenty-six weeks ended July 2, 2016. Sales of vegan cheese products increased to $5,391,000 in the 2017 period from $5,140,000 in the 2016 period. Sales of our frozen dessert products were negatively impacted by production and shipping issues at our frozen desserts novelty plant due to a major physical restructuring program in process at this facility. We anticipate the problems will continue through the balance of this year. We are currently in the process of securing additional facilities to make our frozen novelty products. Sales of our vegan cheese product line increased due to an increase in our domestic vegan cheese business.

Our gross profit decreased to $2,187,000 in the twenty-six week period ended July 1, 2017 from $2,423,000 in the twenty-six week period ended July 2, 2016, due to the decrease in sales. Our gross profit percentage was 32% for the period ending July 1, 2017 compared to 33% for the period ending July 2, 2016. Sales promotion expense for the twenty-six weeks ended July 1, 2017 increased to $820,000 compared to $812,000 for the twenty-six weeks ended July 2, 2016. Freight out expense, a significant part of our cost of sales, increased by $30,000, or 6%, to $523,000 for the twenty-six weeks ended July 1, 2017 compared to $493,000 for the twenty-six weeks ended July 2, 2016 due to an overall increase in freight rates. As a percentage of sales, freight out expense was 8% for the 2017 twenty-six week period and 7% for the 2016 twenty-six week period, respectively.

Selling expenses increased by $64,000, or 9%, to $797,000 for the twenty-six weeks ended July 1, 2017 from $733,000 for the twenty-six weeks ended July 2, 2016. This increase was due to increases in commission expense of $54,000 and outside warehouse rental expense of $10,000, which were partially offset by a decrease in meetings and conventions expense of $4,000. The increase in commission expense was due to the hiring of additional food brokers for previously non-commissionable customers.

Marketing expenses increased by $27,000, or 21%, to $158,000 for the twenty-six weeks ended July 1, 2017 from $131,000 for the twenty-six weeks ended July 2, 2016, due principally to increases in advertising expense of $15,000 and promotions expense of $26,000, which were partially offset by a reduction in artwork and plates expense of $14,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $48,000, or 19%, to $201,000 for the twenty-six weeks ended July 1, 2017 from $249,000 for the twenty-six weeks ended July 2, 2016, due primarily to a decrease in professional fees and outside services expense of $65,000, which was partially offset by an increase in lab costs and supplies of $18,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016.

General and administrative expenses decreased by $50,000, or 5%, to $917,000 for the twenty-six weeks ended July 1, 2017 from $967,000 for the twenty-six weeks ended July 2, 2016. Increases in stock option expense of $43,000, payroll expense of $14,000, general insurance expense of $15,000, and travel, entertainment and auto expense of $9,000 were offset by decreases in IT expense of $13,000, public relations expense of $45,000, and professional fees and outside services expense of $75,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016.

For the twenty-six weeks ended July 1, 2017, we recognized income tax expense of $5,000 compared to income tax expense of $6,000 for the twenty-six weeks ended July 2, 2016. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than state taxes for the twenty-six weeks ending July 1, 2017 and July 2, 2016.

Liquidity and Capital Resources

As of July 1, 2017, we had approximately $329,000 in cash and cash equivalents and our working capital was approximately $3,114,000, compared with approximately $132,000 in cash and cash equivalents and working capital of $2,949,000 at December 31, 2016. On August 11, 2017, we terminated our engagement with a financial advisor that was assisting us in pursuing strategic alternatives. We are currently evaluating our strategic alternatives.

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

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended July 1, 2017	Twenty-Six Weeks ended July 2, 2016
Net cash provided by (used in) operating activities	$200,000	$(368,000)
Net cash (used in) provided by financing activities	(3,000)	498,000
Net increase in cash and cash equivalents	$197,000	$130,000

Net cash provided by operating activities for the twenty-six weeks ended July 1, 2017 was $200,000 compared to $368,000 used in operating activities for the twenty-six weeks ended July 2, 2016. Net cash provided by operating activities for the twenty-six weeks ended July 1, 2017 was primarily a result of net income for the twenty-six weeks ended July 1, 2017 and decreases in accounts receivable and inventory, which were partially offset by a reduction in accounts payable. Net cash used in financing activities for the twenty-six weeks ended July 1, 2017 was $3,000 compared to $498,000 provided by financing activities for the twenty-six weeks ended July 2, 2016 primarily as a result of the loan from our Chairman and Chief Executive Officer.

We believe our existing cash and cash equivalents on hand at July 1, 2017, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months. However, we may require additional financing in order to carry out our business plans for future periods.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of July 1, 2017, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of July 1, 2017, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as July 1, 2017.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of July 1, 2017 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of nine employees at July 1, 2017, that will not require us to hire additional personnel.

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

Date: August 15, 2017

