Form 10-Q
period 2017-09-30
TOFUTTI BRANDS INC
filed 2017-11-14
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ]     No [X]

As of November 13, 2017 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 30, 2017	December 31, 2016*
Assets
Current assets:
Cash and cash equivalents	$505	$132
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $371 and $370, respectively	2,308	2,626
Inventories	1,673	1,565
Prepaid expenses	53	66
Deferred costs	97	100
Total current assets	4,636	4,489

Fixed assets (net of accumulated depreciation of $18 and $14, respectively)	11	15
Other assets	16	16
	$4,663	$4,520

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable-current	$6	$6
Accounts payable	588	1,148
Accrued expenses	501	278
Deferred revenue	103	108
Total current liabilities	1,198	1,540

Convertible note payable-long term-related party	500	500
Note payable-long term	6	10
Total liabilities	1,704	2,050

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share;authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 30, 2017 and December 31, 2016, respectively	52	52
Additional paid-in capital	207	138
Retained earnings	2,700	2,280
Total stockholders’ equity	2,959	2,470
Total liabilities and stockholders’ equity	$4,663	$4,520

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended September 30, 2017	Thirteen weeks ended October 1, 2016	Thirty-nine weeks ended September 30, 2017	Thirty-nine weeks ended October 1, 2016

Net sales	$3,326	$3,606	$10,255	$10,902
Cost of sales	2,059	2,498	6,801	7,371
Gross profit	1,267	1,108	3,454	3,531

Operating expenses:
Selling and warehouse	336	355	1,133	1,087
Marketing	54	43	212	174
Research and development	82	60	283	309
General and administrative	465	612	1,382	1,580
	937	1,070	3,010	3,150

Income from operations	330	38	444	381
Interest expense	7	6	19	19
Income before income tax	323	32	425	362
Income tax expense	—	—	5	6

Net income	$323	$32	$420	$356

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Net income per common share:
Basic and diluted	$0.06	$0.01	$0.08	$0.07

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-nine weeks ended September 30, 2017	Thirty-nine weeks ended October 1, 2016

Cash provided by (used in) operating activities, net	$377	$(354)

Cash (used in) provided by financing activities, net	(4)	496
Net increase in cash and cash equivalents	373	142

Cash and cash equivalents at beginning of period	132	55

Cash and cash equivalents at end of period	$505	$197

Supplemental cash flow information:
Income taxes paid	$5	$6
Interest paid	$19	$13

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At September 30, 2017, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $505 in cash compared to $132 at December 31, 2016. Net cash provided by operating activities for the thirty-nine weeks ended September 30, 2017 was $377 compared to $354 used in operating activities for the thirty-nine weeks ended October 1, 2016. Net cash used in financing activities for the thirty-nine weeks ended September 30, 2017 was $4 compared to $496 provided by financing activities for the thirty-nine weeks ended October 1, 2016. Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2016 was primarily a result of the loan provided by the Company’s Chairman and Chief Executive Officer.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to the net loss and cash used in operations for the year ended January 2, 2016 in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive Officer, provided it with a loan of $500. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan, which may be prepaid in whole or in part at any time without premium or penalty, is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2018.

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

The Company reports on operating segments in accordance with standards for public companies. The Company’s management tracks revenue by product groups, but does not track more granular operating results by product group as many of the ingredients are similar among these groups. As a result, the Company has determined that it has only one operating segment, which is the development, production and marketing of soy-based cheese-products, non-dairy frozen desserts, and non-dairy frozen food products.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 31, 2016 are derived from our audited financial statements for the year ended December 31, 2016. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting principles generally accepted in the United States of America (“U.S. GAAP”). Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means December 30, 2018. The Company's adoption of this ASU, is not currently expected to have any significant impact on its financial statements.

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five-step approach outlined in the standard. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. For the Company, adoption will be effective December 31, 2017. The Company has not completed its assessment of the new standard and is continuing to evaluate the impacts of the standard on its overall operations and related disclosures.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 5: Inventories

The composition of inventories is as follows:

	September 30, 2017	December 31, 2016
Finished products	$1,241	$1,047
Raw materials and packaging	432	518
	$1,673	$1,565

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended September 30, 2017 and December 31, 2016, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended September 30, 2017 and October 1, 2016 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period. Not included in the calculation for September 30, 2017 and October 1, 2016 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of September 30, 2017 and October 1, 2016 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended September 30, 2017	Thirteen Weeks Ended October 1, 2016	Thirty-nine Weeks Ended September 30, 2017	Thirty-nine Weeks Ended October 1, 2016
Numerator
Net income-basic and diluted	$323	$32	$420	$356
Denominator
Basic and diluted earnings per share weighted average shares	5,153,706	5,153,706	5,153,706	5,153,706
Income per common share
Basic and diluted	$0.06	$0.01	$0.08	$0.07

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 8: Fixed Assets

Fixed assets consist of the following:

	September 30, 2017	December 31, 2016
Automobile	$29	$29

Less: accumulated depreciation	(18)	(14)
Fixed assets, net	$11	$15

Depreciation expense for the thirteen and thirty-nine weeks ended September 30, 2017 was $1 and $4, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of September 30, 2017, the Company issued 80,000 non-qualified stock option awards under the 2014 Plan.

There were no options granted during the thirteen and thirty-nine weeks ended September 30, 2017.

The following is a summary of stock option activity from December 31, 2016 to September 30, 2017:

	Non-Qualified Options
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	80,000	4.42
Exercised as of September 30, 2017	—	—
Outstanding at September 30, 2017	80,000	4.42
Exercisable at September 30, 2017	80,000	4.42

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

The following table summarizes information about stock options outstanding at September 30, 2017:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	2.56	4.42	80,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

As of September 30, 2017, the intrinsic value of the options outstanding and exercisable was immaterial. For the thirteen and thirty-nine weeks ended September 30, 2017, stock compensation expense was $0 and $69, respectively, compared with $0 and $25 for the thirteen and thirty-nine week periods ended October 1, 2016, respectively.

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

	September 30, 2017	December 31, 2016
Note payable	$12	$16
Less current maturity	6	6
Note payable, net of current maturity	$6	$10

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11: Sales by Geographic Region and Product Category

Revenues by geographical region are as follows (in thousands):

	Thirteen Weeks ended September 30, 2017	Thirteen Weeks ended October 1, 2016	Thirty-Nine Weeks ended September 30, 2017	Thirty-Nine Weeks ended October 1, 2016
Revenues by geography:
Americas	$3,175	$3,225	$9,487	$9,783
Europe	31	184	275	496
Asia Pacific and Africa	74	106	212	308
Middle East	46	91	281	315
	$3,326	$3,606	$10,255	$10,902

Sales in the United States accounted for approximately 95% of revenues in the Americas in both the 2017 and 2016 thirteen week periods. Sales in the United States accounted for approximately 94% and 90% of revenues in the Americas in the 2017 and 2016 thirty-nine week periods, respectively. All of the Company’s assets are located in the United States.

Beginning in the first quarter of 2017, the Company elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material.

Net sales by major product category (in thousands):

	Thirteen Weeks ended September 30, 2017	Thirteen Weeks ended October 1, 2016	Thirty-Nine Weeks ended September 30, 2017	Thirty-Nine Weeks ended October 1, 2016
Cheeses	$2,516	$2,423	$7,907	$7,563
Frozen Desserts and Foods	810	1,183	2,348	3,339
	$3,326	$3,606	$10,255	$10,902

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting principles generally accepted in the United States of America (“U.S. GAAP”). Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for our company means December 30, 2018. Our company's adoption of this ASU, is not currently expected to have any significant impact on its financial statements.

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five-step approach outlined in the standard. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. For our company, adoption will be effective December 31, 2017. Our company has not completed its assessment of the new standard and is continuing to evaluate the impacts of the standard on our overall operations and related disclosures.

Results of Operations

Thirteen Weeks Ended September 30, 2017 Compared with Thirteen Weeks Ended October 1, 2016

Net sales for the thirteen weeks ended September 30, 2017 were $3,326,000, a decrease of $280,000, or 8%, from net sales of $3,606,000 for the thirteen weeks ended October 1, 2016. Beginning in the first quarter of 2017, we elected to combine the frozen desserts and frozen foods categories into one category, as frozen food revenues are not material. Sales of our frozen dessert and frozen food products decreased to $810,000 in the thirteen weeks ended September 30, 2017 from $1,183,000 for the thirteen weeks ended October 1, 2016. Sales of vegan cheese products increased to $2,516,000 in the 2017 period from $2,423,000 in the 2016 period. Sales of our frozen dessert products were negatively impacted by production and shipping issues at our frozen dessert novelties plant due to a major physical restructuring program in process at this facility, which resulted in less inventory available for sale. We anticipate the problems will continue throughout the balance of this year. We are currently in the process of securing additional facilities to make our frozen novelty products. Sales of our vegan cheese product line increased due to a demand for our vegan cheese products. We believe that our frozen dessert sales will continue to be negatively impacted for the balance of 2017.

Our gross profit increased to $1,267,000 in the thirteen weeks ended September 30, 2017 from $1,108,000 in the thirteen weeks ended October 1, 2016. Our gross profit percentage was 38% for the thirteen weeks ending September 30, 2017 compared to 31% for the thirteen weeks ending October 1, 2016. Our gross profit percentage in the third quarter of 2017 was positively impacted by the increase in our vegan cheese business, which has higher gross margins than our frozen dessert products. Sales of our vegan cheese products were 76% of net sales in the thirteen weeks ended September 30, 2017 compared to 67% of net sales in the thirteen weeks ended October 1, 2016. In addition, price increases for our top selling vegan cheese products averaging between 5% and 6%, that were in effect for the thirteen weeks ended September 30, 2017, contributed to the increase in our gross profit and gross profit percentage for the period. Freight out expense, a significant part of our cost of sales, decreased by $4,000, or 2%, to $214,000 for the thirteen weeks ended September 30, 2017 from $218,000 for the thirteen weeks ended October 1, 2016, partially due to the decrease in sales. As a percentage of sales, freight out expense was 6% in both the 2017 and 2016 thirteen week periods.

Selling expenses decreased by $19,000, or 5%, to $336,000 for the thirteen weeks ended September 30, 2017 from $355,000 for the thirteen weeks ended October 1, 2016. This decrease was principally due to decreases in commission expense of $16,000 and payroll expense of $9,000, which were partially offset by a $6,000 increase in travel, entertainment and auto expense. We anticipate that our selling expenses will remain at the same level for the balance of 2017.

Marketing expenses increased by $11,000, or 26%, to $54,000 for the thirteen weeks ended September 30, 2017 from $43,000 for the thirteen weeks ended October 1, 2016, due principally to a $13,000 increase in advertising expense, which was partially offset by a reduction in artwork and plate expense of $1,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2017.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $22,000, or 37%, to $82,000 for the thirteen weeks ended September 30, 2017 from $60,000 for the thirteen weeks ended October 1, 2016, primarily due to increases in payroll expense of $3,000, lab costs and supplies expense of $8,000, and travel, entertainment and auto expense of $11,000. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2017.

General and administrative expenses decreased by $147,000, or 24%, to $465,000 for the thirteen weeks ended September 30, 2017 from $612,000 for the thirteen weeks ended October 1, 2016 due to decreases in professional fees and outside services expense of $180,000, and IT expense of $9,000, which were partially offset by increases in travel, entertainment and auto expense of $9,000, and public relations expense of $18,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2017.

We recognized no income tax expense for the thirteen weeks ended September 30, 2017 or the thirteen weeks ended October 1, 2016. We have a history of losses and have a valuation allowance on our deferred assets.

Thirty-nine Weeks Ended September 30, 2017 Compared with Thirty-nine Weeks Ended October 1, 2016

Net sales for the thirty-nine weeks ended September 30, 2017 were $10,255,000, a decrease of $647,000, or 6%, from net sales of $10,902,000 for the thirty-nine weeks ended October 1, 2016. Beginning in the first quarter of 2017, we elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material. Sales of our frozen dessert and frozen food products decreased to $2,348,000 in the thirty-nine weeks ended September 30, 2017 from $3,339,000 for the thirty-nine weeks ended October 1, 2016. Sales of vegan cheese products increased to $7,907,000 in the 2017 period from $7,563,000 in the 2016 period. Sales of our frozen dessert products were negatively impacted by production and shipping issues at our frozen desserts novelty plant due to a major physical restructuring program in process at this facility, which resulted in less inventory available for sale. We anticipate the problems will continue throughout the balance of this year. We are currently in the process of securing additional facilities to make our frozen novelty products. Sales of our vegan cheese product line increased due to an increase in our domestic vegan cheese business.

Our gross profit decreased to $3,454,000 in the thirty-nine week period ended September 30, 2017 from $3,531,000 in the thirty-nine week period ended October 1, 2016, due to the decrease in sales. Our gross profit percentage was 34% for the period ending September 30, 2017 compared to 32% for the period ending October 1, 2016. Our gross profit percentage in the 2017 period was positively impacted by the increase in our vegan cheese business, which has higher gross margins than our frozen dessert products. Sales of our vegan cheese products were 77% of net sales in the thirty-nine weeks ended September 30, 2017 compared to 69% of nets sales in the thirty-nine weeks ended October 1, 2016. In addition, promotion expense for our vegan cheese products has been proportionately lower than for our frozen dessert products. Freight out expense, a significant part of our cost of sales, was $737,000 for the thirty-nine weeks ended September 30, 2017 compared to $711,000 for the thirty-nine weeks ended October 1, 2016. As a percentage of sales, freight out expense was 7% for both the 2017 and 2016 thirty-nine week periods.

Selling expenses increased by $46,000, or 4%, to $1,133,000 for the thirty-nine weeks ended September 30, 2017 from $1,087,000 for the thirty-nine weeks ended October 1, 2016. This increase was due to increases in commission expense of $39,000, outside warehouse rental expense of $10,000, and travel, entertainment and auto expense of $15,000, which were partially offset by decreases in meetings and conventions expense of $4,000, and payroll expense of $4,000. The increase in commission expense was due to the hiring of additional food brokers for previously non-commissionable customers.

Marketing expenses increased by $38,000, or 22%, to $212,000 for the thirty-nine weeks ended September 30, 2017 from $174,000 for the thirty-nine weeks ended October 1, 2016, due principally to increases in advertising expense of $27,000 and promotions expense of $26,000, which were partially offset by a decrease in artwork and plates expense of $15,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $26,000, or 8%, to $283,000 for the thirty-nine weeks ended September 30, 2017 from $309,000 for the thirty-nine weeks ended October 1, 2016, due primarily to a decrease in professional fees and outside services expense of $65,000, which was partially offset by an increase in lab costs and supplies of $25,000, and travel, entertainment and auto expense of $12,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016.

General and administrative expenses decreased by $198,000, or 13%, to $1,382,000 for the thirty-nine weeks ended September 30, 2017 from $1,580,000 for the thirty-nine weeks ended October 1, 2016. Increases in stock option expense of $43,000, payroll expense of $15,000, general insurance expense of $14,000, travel, entertainment and auto expense of $13,000, and building maintenance and repairs expense of $6,000 were offset by decreases in IT expense of $22,000, public relations expense of $27,000, and professional fees and outside services expense of $255,000. The decrease in professional fees and outside services expense was due to the settlement of a legal matter in December 2016.

For the thirty-nine weeks ended September 30, 2017, we recognized income tax expense of $5,000 compared to income tax expense of $6,000 for the thirty-nine weeks ended October 1, 2016. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than state taxes for the thirty-nine weeks ending September 30, 2017 and October 1, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $505,000 in cash and cash equivalents and our working capital was approximately $3,438,000, compared with approximately $132,000 in cash and cash equivalents and working capital of $2,949,000 at December 31, 2016. On August 11, 2017, we terminated our engagement with a financial advisor that was assisting us in pursuing strategic alternatives. We are currently evaluating our strategic alternatives.

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

The following table summarizes our cash flows for the periods presented:

	Thirty-Nine Weeks ended September 30, 2017	Thirty-Nine Weeks ended October 1, 2016
Net cash provided by (used in) operating activities	$377,000	$(354,000)
Net cash (used in) provided by financing activities	(4,000)	496,000
Net increase in cash and cash equivalents	$373,000	$142,000

Net cash provided by operating activities for the thirty-nine weeks ended September 30, 2017 was $377,000 compared to $354,000 used in operating activities for the thirty-nine weeks ended October 1, 2016. Net cash provided by operating activities for the thirty-nine weeks ended September 30, 2017 was primarily a result of net income for the thirty-nine weeks ended September 30, 2017, increases in stock compensation expense, and a decrease in accounts receivable, which was partially offset by reductions in accounts payable and accrued liabilities and an increase in inventory. Net cash used in financing activities for the thirty-nine weeks ended September 30, 2017 was $4,000 compared to $496,000 provided by financing activities for the thirty-nine weeks ended October 1, 2016, which was primarily a result of the loan from our Chairman and Chief Executive Officer in 2016.

We believe our existing cash and cash equivalents on hand at September 30, 2017, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the twelve months from the date of this filing. However, we may require additional financing in order to carry out our business plans for future periods.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 30, 2017, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2017, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 30, 2017.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of September 30, 2017 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at September 30, 2017, that will not require us to hire additional personnel.

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
Date: November 14, 2017

