Form 10-K
period 2017-12-30
TOFUTTI BRANDS INC
filed 2018-03-29
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 30, 2017

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
Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $4,246,266.

As of March 28, 2018, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand dairy free frozen desserts and other food products. TOFUTTI products are soy and other vegetable protein-based, dairy free products which contain no butterfat, cholesterol or lactose.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week period ended December 30, 2017 (fiscal 2017) and the fifty-two week period ended December 31, 2016 (fiscal 2016).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand dairy free frozen desserts and other food products. TOFUTTI products are vegan, dairy free products which contain no butterfat, cholesterol or lactose and use soy and other vegetable proteins. Our products are 100% dairy free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from soy, corn, and palm oils, all naturally lower in saturated fat than dairy products. With the exception of Mintz’s Blintzes, all of our products are completely vegan and our vegan cheese products are gluten free as well. In addition, all of our products are certified kosher-parve and all of our vegan cheese products are also certified halal.

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

STRATEGY

Our objective is to be a leading provider of dairy free, vegan food products, primarily cheese products and frozen desserts, to supermarkets and health food stores in the United States and abroad. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

We focus our marketing efforts toward those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising, and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of dairy free, vegan, and kosher-parve products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line vegan, dairy free products that use soy or other vegetable based proteins. Our dairy free products include frozen desserts, cheeses and spreads, and other frozen food products.

Frozen Desserts

●	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three gallon bulk cans and one soft-serve flavor.

●	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of four different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Like all our frozen dessert products, they are completely trans-fat free, including the wafers.

●	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

Dairy Free Vegan Cheese Products

●	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in three flavors, plain, Herb & Chives, and Garlic & Herb and is available in 8 oz. retail packages and in 5 lb. containers and 30 lb. bulk boxes for food service customers.

●	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

●	SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is available nationally in many health food stores and select supermarkets.

●	TOFUTTI VEGAN CHEESE SLICESTM offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors: Mozzarella and American. The Mozzarella version is also available in 40 lb. blocks for food service customers.

●	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

●	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores and can be served hot, warm, or slightly chilled as a main meal or a snack.

Planned 2018 Product Introductions

We plan to introduce a new line of vegan dips and shredded cheddar and mozzarella vegan cheeses in the third quarter of 2018.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Albertsons, Walmart, Kroger, King Soopers, Fred Meyer, DeMoulas/Market Basket, Wakefern Food Corp., and Ahold USA. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic, kosher, and food service accounts and all international accounts are handled directly by us. Our products are also sold in approximately thirty other countries.

We currently sell our dairy-free vegan cheese products and frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Houston, Jacksonville, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, Nashville, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, Salt Lake City, San Diego, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C.

We currently distribute all of our products by common carrier or by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from where our customers are able to pick up their orders. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion. Currently, we use two warehouses in New Jersey, one for our frozen dessert and food products and one for our cheese products, and one warehouse in northern California for both categories of products.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through forty-two (42) distributors in the national health food market.

Our sales to health food accounts in fiscal 2017 decreased slightly to $6,916,000, or 49% of total sales, from approximately $7,132,000, or 49% of total sales, in fiscal 2016. Our sales to the kosher market decreased to $1,364,000, or 10% of sales, in fiscal 2017, from sales of approximately $1,542,000, or 11% of sales, in fiscal 2016.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 30, 2017		Fiscal Year ended December 31, 2016
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	$2,160	15%	$1,878	13%
Metropolitan New York	1,973	14%	2,308	16%
California	2,018	14%	1,972	14%
Florida	1,263	9%	895	6%
Northwest	1,038	7%	948	7%
New England	949	7%	1,330	9%
Upstate New York	768	5%	716	5%
Southeast	692	5%	320	2%
Mid-Atlantic	625	4%	446	3%
Southwest	500	4%	474	3%
Rocky Mountains	329	2%	227	2%

During fiscal 2017, we shipped our products to distributors in Australia, Canada, Egypt, England, Ireland, Israel, Mexico, Panama, South Africa, and Trinidad. Our distributor in England is our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products to approximately twenty other countries. Sales to foreign distributors decreased to $1,663,000, or 12% of sales, in fiscal 2017, from to $2,198,000, or 15% of sales, in fiscal 2016. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other plant-based frozen desserts. We believe that we are a leader in the dairy free frozen dessert product market and offer the most complete line of dairy free frozen dessert products. Other plant-based frozen dessert products are presently being sold throughout the United States by established manufacturers and distributors of ice cream and other frozen dessert products. The ice cream and frozen dessert industry is highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. All of our products face substantial competition from dairy free and dairy products marketed by companies with significantly greater resources than we have. Similar to our frozen desserts, all our vegan cheese products face stiff competition within their category from both dairy cheese products and plant-based cheese products.

In most product categories, we compete not only with widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products. We believe that we are able to compete effectively due to our ability to offer an array of vegan cheese products, dairy free frozen desserts, and other food products that contain no butterfat, cholesterol or lactose and are 100% dairy free, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2017 and 2016, our product development expenses were approximately $393,000 and $426,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

PRODUCTION

We believe that all of our products are produced under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; supervision of all our production by our kosher supervisory service; supervision of all our vegan cheese production by our halal supervisory service; and random testing by outside independent laboratories to ensure that our internal quality control procedures and guidelines are being properly followed.

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. We currently utilize five co-packers. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as dairy free vegan cheeses and dairy free frozen desserts, we have more than one co-packer. In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

During the years ended December 30, 2017 and December 31, 2016, we purchased approximately 41% and 36% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer, and 17% and 25%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer.

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

In September 2016, we were notified by Ice Cream Specialties, the co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, that they would cease manufacturing those products by the end of January 2018. We have been able to secure a new co-packing facility that will be making our Tofutti Cutie sandwiches and Yours Truly Cones. We are currently investigating other facilities to co-pack our frozen dessert stick novelties. Our frozen dessert pints are still being produced by Leiby’s Dairy in Pennsylvania.

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

Halal Certification

In early 2013, we completed a halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME and BETTER THAN RICOTTA products and at Whitehall Specialties, the co-packer of our vegan cheese slices and bulk Better Than Mozzarella products. This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois and currently applies only to those products manufactured by Franklin Foods and Whitehall Specialties. Before IFANCA will permit its certification to be placed on a product, which is evidenced by its symbol, IFANCA must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use includes periodic inspections. There is a yearly renewal fee for certification. All TOFUTTI vegan cheese products meet the requirements for certification as halal.

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

EMPLOYEES

We employed eight persons on a full-time basis in fiscal 2017 and nine persons on a full-time basis in fiscal 2016. We do not have any collective bargaining agreements with our employees.

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

While we returned to profitable operations in fiscal 2016 and maintained profitable operations in 2017, we incurred losses in prior years. As of December 30, 2017, we had $1,414,000 in cash and cash equivalents and our working capital was $3,721,000. The lack of sufficient working capital could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We are indebted to our Chairman and Chief Executive Officer pursuant to a promissory note which is secured by substantially all of our assets. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

On January 6, 2016, we received a $500,000 loan from Mr. David Mintz, our Chairman of the Board and Chief Executive Officer. The loan bears interest at 5% per annum and may be prepaid in whole or in part at any time without premium or penalty. The loan is secured by substantially all of our assets and is convertible into shares of our common stock at a conversion price of $4.01 per share. Initially due on December 31, 2017, the loan has been extended until December 31, 2019.

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

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 47% of our net sales in the fiscal year ended December 30, 2017 and 46% of our net sales for the fiscal year ended December 31, 2016. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended December 30, 2017 and December 31, 2016, we purchased approximately 41% and 36% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer, and 17% and 25%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer. In 2017, Ice Cream Specialties, the co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, stopped manufacturing our frozen dessert stick novelties and Yours Truly Cones. They also ceased manufacturing Tofutti Cuties at the end of January 2018. We have been able to secure a new co-packing facility that will be making our Tofutti Cutie sandwiches and Yours Truly Cones beginning mid-April and mid-May 2018, respectively. We are currently investigating other facilities to co-pack our frozen dessert stick novelties. Our frozen dessert pints are still being produced by Leiby’s Dairy in Pennsylvania. Any continued or future disruption in supply could have a further material adverse effect on our company.

Successful customer relationships are vital to our business and continued growth.

We must maintain strong relationships with our existing customers and build relationships with new customers in order to ensure our products are well presented to our consumers and available for purchase in major markets. The strength of our customer relationships also affects our ability to obtain pricing and competitive trade terms. Failure to maintain strong relationships with customers could negatively impact our terms of business with affected customers and reduce the availability of our products to consumers.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 86), Chief Executive Officer, and Steven Kass (age 66), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

As a branded goods business, our success depends on the value and relevance of our brand and products to consumers and on our ability to innovate and remain competitive.

Consumer tastes, preferences and behaviors are constantly changing and our ability to anticipate and respond to these changes and to continue to maintain loyalty to our brand and products is vital to our business. We are dependent on creating innovative products that continue to meet the needs of our consumers. If we are unable to innovate effectively, our sales or margins could be materially adversely affected.

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

Virtually all food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies. As producers of food products for human consumption, our suppliers are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the Federal Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the FDA, OSHA, the EPA and the USDA. Future regulation by various federal, state or local governmental entities or agencies could, among other things, increase our suppliers’ cost of production, cause them to incur unexpected expenditures or encumber productivity, any of which may adversely affect our business and financial results.

Our ability to compete effectively in the highly competitive frozen dessert and health food markets may affect our operational performance and financial results.

The frozen dessert, dairy free cheese food and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

Our operating results vary quarterly.

We have often recognized a slightly greater portion of revenues in the second and third quarter of the year. We expect to continue to experience slightly higher sales in the second and third quarters and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts. In addition, sales to our major customers fluctuate widely from period to period and there is no way to accurately predict that their sales pattern from one year will be repeated in the corresponding period of the next fiscal year. Due to the foregoing factors, in some future quarter our operating results may be below the expectations of investors. In such event, it is likely that the price of our common stock would be materially adversely affected.

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

In fiscal 2017, approximately 12% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 30, 2017 because of the following material weaknesses in internal controls over financial reporting:

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

On September 30, 2016, we announced that we had engaged a financial advisor and were pursuing strategic alternatives to enhance shareholder value, including a possible sale or other form of business combination. In August 2017, we announced that we had terminated our engagement with the financial advisor. While we are continuing to pursue value-enhancing initiatives, there can be no assurance that any transaction will be consummated. The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of significant costs and expenses. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

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

Risks Related to Changes in the Tax Code

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017. We are still in the process of analyzing this law and its possible effects on our company. The law includes a number of provisions, including the lowering of the United States corporate tax rate from 35% to 21%, effective January 1, 2018. We have reflected the impact of the Act in our financial statements for 2017, the year of enactment. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While the provisions of the law generally are expected to benefit us, the law remains subject to implementation through rulemaking and administrative guidance that has not yet been implemented. We anticipate that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations; however, the intended and unintended consequences of the Tax Cuts and Jobs Act and of future tax legislation on our business are uncertain.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2017 and fiscal 2016. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $507,000 and $503,000 during fiscal 2017 and 2016, respectively.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange on October 29, 1985 and traded on the AMEX or its successor, NYSE MKT, under the symbol TOF until October 24, 2016 when our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB.

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

The following table sets forth the high and low sales prices as reported on the OTCQB or the NYSE MKT, as the case may be, for the two most recent fiscal years:

Quarter Ended	High	Low
April 2, 2016	$4.17	$2.08
July 1, 2016	3.65	2.01
October 1, 2016	3.85	2.20
December 31, 2016	2.79	1.53
April 1, 2017	2.25	1.55
July 1, 2017	2.53	1.51
September 30, 2017	2.20	1.65
December 30, 2017	2.10	1.55

The closing price for our common stock on March 27, 2018, as reported on the OTCQB, was $2.07.

Holders of Record

As of March 27, 2018, there were approximately 370 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of December 30, 2017, we had issued 80,000 non-qualified stock option awards under the Plan. No option awards were granted in the two fiscal years ended December 30, 2017. The Plan provides for grants of various types of awards (“Awards”) that are designed to attract and retain highly qualified employees and directors who will contribute to the success of the company and to provide incentives to participants in this Plan that are linked directly to increases in shareholder value which will, therefore, inure to the benefit of all of our shareholders. The Plan will expire on June 9, 2024. The Plan makes 250,000 shares of our common stock available for Awards under the Plan. The Plan also permits performance-based Awards paid under the Plan to be tax deductible to the company as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2017.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 30, 2017 (the fourth quarter of fiscal 2017).

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

Revenue Recognition. We recognize revenue when goods are shipped from our production facilities or outside warehouses and the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. We record as deductions against sales all trade discounts, returns and allowances that occur in the ordinary course of business, when the sale occurs. To the extent we charge our customers for freight expense, it is included as a credit in freight out expense in cost of goods sold. The amount of freight costs charged to customers has not been material to date.

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

Inventory. Inventory is stated at lower of cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand are written down and charged to the provision for inventories. At the point of which loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

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

Deferred Revenue and Costs. Deferred revenue represents amounts from sales of our product that have been billed and shipped, but for which the transactions have not met our revenue recognition criteria. The cost of the related product has been recorded as deferred costs on our balance sheets.

Stock Based Compensation. We follow the provisions of ASC 718 Share-Based Payment. We use the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. Stock-based compensation expense is recognized over the requisite service period.

Recent Accounting Pronouncements

In July 2015, the FASB issued guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling pricings in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.  Our adoption of this ASU, effective January 1, 2017, did not have significant impact on our financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing,” ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance,” ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On December 31, 2017, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of December 31, 2017 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after December 30, 2017 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect that the impact of the adoption of the new standard will not have a material impact on our financial statements.

With the adoption of the standard, the financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting. ASU 2016-02 requires lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This guidance will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our financial statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. This ASU is effective for annual and interim periods beginning after December 15, 2018. We are in the process of assessing the impact of this guidance on our financial statements.

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

While our operations were profitable in fiscal 2017 and 2016, we incurred losses in prior years. With our improved results in fiscal 2016 and 2017, our cash and cash equivalents and working capital increased to $1,414,000 and $3,721,000, respectively, as of December 30, 2017. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 47% and 46% of our net sales for the fiscal years ended December 30, 2017 and December 31, 2016, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

We depend on several key suppliers to produce our products.

We do not produce any of our own products. During the years ended December 30, 2017 and December 31, 2016, we purchased approximately 41% and 36% of our finished goods, respectively, from Franklin Foods, our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA co-packer and 17% and 25%, respectively, of our finished goods from Ice Cream Specialties, our frozen dessert novelty co-packer. In 2017, Ice Cream Specialties, the co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, stopped manufacturing our frozen dessert stick novelties and Yours Truly Cones. They also ceased manufacturing Tofutti Cuties at the end of January 2018. We have been able to secure a new co-packing facility that will be making our Tofutti Cutie sandwiches and Yours Truly Cones beginning mid-April and mid-May 2018, respectively. We are currently investigating other facilities to co-pack our frozen dessert stick novelties. Our frozen dessert pints are still being produced by Leiby’s Dairy in Pennsylvania. Any continued or future disruption in supply could have a further material adverse effect on our company.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 86), our Chief Executive Officer, and Steven Kass (age 66), our Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

Competition.

The frozen dessert, dairy free cheese food and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets.

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

Fiscal Year Ended December 30, 2017 Compared with Fiscal Year Ended December 31, 2016

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week period ended December 30, 2017 (fiscal 2017) and the fifty-two week period ended December 31, 2016 (fiscal 2016).

Net sales for the fiscal year ended December 30, 2017 were $14,107,000, a decrease of $366,000, or 3%, from net sales of $14,473,000 for the fiscal year ended December 31, 2016. Beginning in the first quarter of 2017, we elected to combine our frozen dessert and frozen food categories into one category as frozen foods revenue is no longer material. Sales of our frozen dessert and frozen food product lines decreased to $2,870,000 in fiscal 2017 from $3,610,000 in fiscal 2016. Our frozen dessert business continues to be negatively impacted by the overall sluggish sales in the ice cream category. Additionally, in September 2016, Ice Cream Specialties, the co-packer who manufactured our frozen dessert novelty products, which included Tofutti Cuties, Yours Truly Cones and stick novelties, notified us that they would completely cease manufacturing these products by the end of January 2018. The co-packer ceased manufacturing our stick novelties and Yours Truly Cones in June 2017. The unavailability of these items negatively impacted sales of our frozen desserts. Tofutti Cutie sales have not been impacted. Sales of vegan cheese products increased to $11,237,000 in fiscal 2017 from $10,863,000 in fiscal 2016, due to the introduction of our Whipped Better Than Cream Cheese and improved distribution of our Better Than Ricotta product.

Our gross profit in the year ended December 30, 2017 increased by $149,000 to $4,740,000 from $4,591,000, reflecting the increase in gross profit percentage. Our gross profit percentage for the year ended December 30, 2017 increased to 34% from 32% for the year ended December 31, 2016,  due to the implementation of price increases and the elimination of various sales promotion programs in 2017. Sales promotion and allowance expense was $1,529,000 for the year ended December 30, 2017 compared to $1,750,000 for the year ended December 31, 2016. Our gross profit and gross profit percentage were also positively impacted by the increase in domestic sales of vegan cheese products, which offset the decline in foreign sales. We have a significantly higher gross profit margin on domestic sales. We intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower cost alternatives.

Freight out expense increased to $960,000 for the year ended December 30, 2017 compared with $943,000 for the year ended December 31, 2016. Freight out cost as a percentage of sales in fiscal 2017 was 6.8% compared to 6.5% for fiscal 2016. We anticipate that our freight cost as a percentage of sales in fiscal 2018 will increase due to the implementation of the ELD (Electronic Logging Device) Mandate. The ELD Mandate was established by the Federal Motor Carrier Safety Administration and all commercial trucking is required to adopt these rules as of January 1, 2018. The major purpose of this requirement is to track and record a driver’s hours of service electronically to make sure that all drive segments are captured for reasons of safety. The anticipated net effect for companies using commercial vehicles as their mode of distribution will be an increase in freight costs.

Selling and warehousing expenses increased by $123,000, or 9%, to $1,516,000 for fiscal 2017 from $1,393,000 in fiscal 2016. This increase was primarily attributable to increases in bad debt expense of $41,000, commission expense of $87,000, outside warehouse rental expense of $4,000, travel, entertainment and auto expense of $12,000, and messenger expense of $2,000, which were offset by decreases in payroll expense of $13,000 and meetings and conventions expense of $4,000. The increase in commission expense in fiscal 2017, despite the decrease in total net sales, is attributable to the increase in domestic sales, which are mostly commissionable. We anticipate that selling expenses in fiscal 2018 will be comparable to or slightly less than our expenses in fiscal 2017.

Marketing expenses increased in fiscal 2017 by $75,000, or 32%, to $313,000 from $238,000 in fiscal 2016 due to increases in advertising expense of $34,000, and promotion expense of $58,000, which were partially offset by a reduction in artwork and plates expense of $16,000. We expect that marketing expenses in fiscal 2018 will be comparable to or slightly less than our expenses in fiscal 2017.

Product development expenses decreased by $33,000, or 8%, to $393,000 in fiscal 2017 from $426,000 in fiscal 2017. The decrease was primarily attributable to decreases in professional fees and outside services expense of $65,000, which was partially offset by increases in payroll expense of $10,000, travel, entertainment and auto expense of $12,000, and lab costs and supplies expense of $10,000. We expect that product development costs will remain constant or decline slightly in fiscal 2018.

General and administrative expenses decreased by $291,000, or 14%, to $1,768,000 for fiscal 2017 from $2,059,000 for fiscal 2016. The decrease was primarily due to decreases in professional fees and outside services expense of $270,000, payroll expense of $8,000, public relations expense of $40,000, general insurance expense of $3,000, real estate property tax expense of $6,000, and IT expense of $25,000. These expenses were partially offset by an increase in stock compensation expense of $44,000, utility expense of $5,000, phone expense of $7,000, and building maintenance and repairs expense of $4,000. The decrease in professional fees and outside services expense was due principally to the resolution of litigation and related legal expenses of $265,000, which were not repeated in fiscal 2017. Our management expects that general and administrative expenses will remain constant in fiscal 2018.

Overall, total operating expenses in fiscal 2017 decreased by $126,000, or 3%, to $3,990,000 compared to total operating expenses of $4,116,000 in fiscal 2016. We anticipate that our operating expenses in fiscal 2018 will remain comparable with fiscal 2017 expenses.

Income before income taxes increased to $724,000 in fiscal 2017 as compared with income before income taxes of $449,000 in fiscal 2016.

Income tax expense for the 2017 fiscal period was $20,000 compared to income tax expense of $28,000 for the 2016 fiscal period. Our low income tax expense rate in both years resulted from our use of federal and state net operating loss carryforwards. As of December 30, 2017, we had $487,000 of federal net operating loss carryforwards and $1,289,000 of state net operating loss carryforwards, which will begin to expire in 2033.

Liquidity and Capital Resources

At December 30, 2017, we had approximately $1,414,000 in cash and cash equivalents, and our working capital was $3,721,000, an increase of $772,000 from December 31, 2016. Our current and quick acid test ratios, both measures of liquidity, were 4.4 and 3.0, respectively, as of December 30, 2017 and 2.9 and 1.9, respectively, as of December 31, 2016.

In fiscal 2014 and 2015, we incurred significant losses which resulted in a decrease in our capital resources. In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets and is due on December 31, 2019. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2019.

Cash Flows	Fiscal Year ended
	December 30, 2017	December 31, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$1,288	$(418)
Net cash (used in) provided by financing activities	(6)	495
Net increase in cash and cash equivalents	1,282	77
Cash and cash equivalents at beginning of year	132	55
Cash and cash equivalents at end of year	$1,414	$132

Cash provided by operating activities was $1,288,000 for the fiscal year ended December 30, 2017 compared with cash used in operating activities of $418,000 for the fiscal year ended December 31, 2016. In the fiscal year ended December 30, 2017, our cash flow from operating activities reflected net income of $704,000 and decreases in accounts receivable and inventory of $840,000 and $82,000, respectively. These decreases were partially offset by a decrease in accounts payable and accrued liabilities of $436,000 and deferred revenue of $14,000.

Cash used in financing activities was $6,000 for the fiscal year ended December 30, 2017 compared to $495,000 provided by financing activities for the fiscal year ended December 31, 2016. Net cash provided by financing activities for the fiscal year ended December 31, 2016 was the result of a $500,000 loan from our Chairman of the Board and Chief Executive Officer.

As a result of the foregoing, our cash and cash equivalents increased to $1,414,000 at December 30, 2017 from $132,000 at December 31, 2016.

We believe our existing cash and cash equivalents on hand at December 30, 2017, existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Contractual Obligations

We had no material contractual obligations at December 30, 2017.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods.

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 30, 2017.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tofutti Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”) as of December 30, 2017 and December 31, 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since fiscal year 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2018

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,414	$132
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $386 and $370, respectively	1,770	2,626
Inventories	1,483	1,565
Prepaid expenses and other current assets	72	66
Deferred costs	86	100
Total current assets	4,825	4,489

Fixed assets (net of accumulated depreciation of $19 and $14, respectively)	10	15

Other assets	16	16
	$4,851	$4,520

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable-current	$6	$6
Accounts payable	468	1,148
Accrued expenses	536	278
Deferred revenue	94	108
Total current liabilities	1,104	1,540

Convertible note payable-long term-related party	500	500
Note payable-long term	4	10
Total liabilities	1,608	2,050

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 30, 2017 and December 31, 2016	52	52
Additional paid-in capital	207	138
Retained earnings	2,984	2,280
Total stockholders’ equity	3,243	2,470
Total liabilities and stockholders’ equity	$4,851	$4,520

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Fiscal year ended December 30, 2017	Fiscal year ended December 31, 2016

Net sales	$14,107	$14,473
Cost of sales	9,367	9,882
Gross profit	4,740	4,591

Operating expenses:
Selling and warehousing	1,516	1,393
Marketing	313	238
Product development costs	393	426
General and administrative	1,768	2,059
Total operating expenses	3,990	4,116

Income from operations	750	475

Interest expense- related party	25	25
Interest expense-other	1	1
Income before provision for income tax	724	449
Income tax expense	20	28

Net income	$704	$421

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net income per common share:
Basic and diluted	$0.14	$0.08

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 30, 2017 and December 31, 2016
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, January 2, 2016	5,153,706	$52	$113	$1,859	$2,024
Net income	—	—	—	421	421
Stock-based compensation	—	—	25	—	25
Balances December 31, 2016	5,153,706	52	138	2,280	2,470
Net income	—	—	—	704	704
Stock-based compensation	—	—	69	—	69
Balances December 30, 2017	5,153,706	$52	$207	$2,984	$3,243

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 30, 2017	Fiscal Year ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$704	$421
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	5	6
Stock-based compensation expense	69	25
Provision for bad debts and sales promotions	16	54
Change in the unrecognized tax position	14	19
Change in assets and liabilities:
Accounts receivable	840	(897)
Inventories	82	(92)
Prepaid expenses	(6)	8
Deferred costs	14	1
Deferred revenue	(14)	(5)
Accounts payable and accrued expenses	(436)	42

Net cash flows provided by (used in) operating activities	1,288	(418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing received through convertible note payable-related party	—	500
Principal payments on note payable obligation	(6)	(5)
Net cash flows (used in) provided by financing activities	(6)	495

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,282	77
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	132	55
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$1,414	$132
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$4	$7
Interest expense- related party	$25	$25
Interest expense-other	$1	$1

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2017, Tofutti Brands, Inc. (the “Company”) had approximately $1,414 in cash compared to $132 at December 31, 2016. Net cash provided by operating activities for the year ended December 30, 2017 was $1,288 compared to $418 used in operating activities for the year ended December 31, 2016. Net cash provided by operating activities for the year ended December 30, 2017 was primarily the result of our net income of $704 and decreases in accounts receivable and inventory of $840 and $82, respectively. These decreases were partially offset by a decrease in accounts payable and accrued liabilities of $436 and deferred revenue of $14.

Cash used in financing activities was $6 for the fiscal year ended December 30, 2017 compared to $495 provided by financing activities for the fiscal year ended December 31, 2016. Net cash provided by financing activities for the fiscal year ended December 31, 2016 was the result of a $500 loan from the Company’s Chairman of the Board and Chief Executive Officer.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to net losses and cash used in operations in prior years in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him. Initially due December 31, 2017, the loan has been extended until December 31, 2019.

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

On September 30, 2016, the Company announced that it had engaged a financial advisor and was pursuing strategic alternatives to enhance shareholder value, including a possible sale or other form of business combination. In August 2017 the Company announced that it had terminated its engagement with the financial advisor that was assisting it.

NOTE 2: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Tofutti Brands Inc. (“Tofutti” or the “Company”) is engaged in one business segment, the development, production and marketing of dairy free frozen desserts and other food products.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Operating Segments. The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. While the Company has multiple products and or product groups, its goal is to focus on dairy free foods. The Company’s chief operating decision maker tracks revenue by product groups, but does not track more granular operating results by product group as many of the ingredients are similar amongst these groups. As a result, the Company has determined that it has only one operating segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free frozen desserts, frozen food products and soy other vegetable protein-based cheese products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended December 30, 2017 and December 31, 2016, fiscal 2017 and fiscal 2016, respectively.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 30, 2017 is limited.

During the fiscal years ended December 30, 2017 and December 31, 2016, the Company derived approximately 88% and 85% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of three customers represented approximately 45% of total accounts receivable at December 30, 2017, and three customers represented approximately 42% of total accounts receivable at December 31, 2016. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 47% and 46% of the Company’s net sales for the fiscal years ended December 30, 2017 and December 31, 2016.

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

Inventories - Inventory is stated at lower of cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand are written down and charged to the provision for inventories. At the point of which loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

The Company purchased approximately 41% and 36% of its finished products from one supplier and 17% and 25% of its finished products from another supplier during the periods ended December 30, 2017 and December 31, 2016, respectively.

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

Net Income (Loss) Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding. For the fiscal years ended December 30, 2017 and December 31, 2016, stock equivalents of 80,000 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive because the strike price was greater than the quoted market value at such date.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Net income, numerator, basic and diluted computation	$704	$421

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net income per common share:
Basic and diluted	$0.14	$0.08

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $960 and $943 during the fiscal years ended December 30, 2017 and December 31, 2016, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $192 and $158 during the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $393 and $426 during the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

Recent Accounting Pronouncements – In July 2015, the FASB issued guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling pricings in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU, effective January 1, 2017, did not have any significant impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing,” ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance,” ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

On December 31, 2017, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of December 31, 2017 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after December 30, 2017 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect that the impact of the adoption of the new standard will not have a material impact on our financial statements.

With the adoption of the standard, the financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting. ASU 2016-02 requires lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This guidance will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its financial statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is in the process of assessing the impact of this guidance on its financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 3: INVENTORIES

Inventories consist of the following:

	December 30, 2017	December 31, 2016
Finished products	$820	$1,047
Raw materials and packaging	663	518
	$1,483	$1,565

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

	December 30, 2017	December 31, 2016
Automobile	$29	$29
Less: accumulated depreciation	(19)	(14)
Fixed assets, net	$10	$15

Depreciation expense as of year-end December 30, 2017 and December 31, 2016 was $5 and $6, respectively.

NOTE 5: STOCK OPTIONS

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2014 Plan made 250,000 shares of Common Stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of December 30, 2017, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from December 31, 2016 to December 30, 2017:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	80,000
Granted	—	—
Exercised	—	—
Outstanding at December 30, 2017	80,000	—
Exercisable at December 30, 2017	80,000	4.42

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following table summarizes information about stock options outstanding at December 30, 2017:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
4.39-4.46	80,000	2.31	4.42	80,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During fiscal 2015, 80,000 options were granted, with 26,668 of the options vesting at the respective grant date, 26,666 vesting in January 2016, and 26,666 vesting in January 2017. At the date of grant, expected volatility was 69.8%-71.4%, a risk-free rate of 1.3%-1.8%, 0% expected dividends, and an expected term of five years.

As of December 30, 2017, the intrinsic value of the options outstanding and exercisable was immaterial, and there was approximately $0 of total unrecognized compensation cost.

NOTE 6: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in fiscal 2017 and fiscal 2016. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

NOTE 7: INCOME TAXES

The Company calculates its provision for federal and state income taxes based on current tax law. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 (“Enactment Date”) and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. Although most provisions of tax reform are not effective until 2018, the Company is required to record the effect of a change in tax law as of the Enactment Date on its deferred tax assets. As the Company maintains a full valuation allowance against its deferred tax assets, there is no income tax expense recorded related to this change. As of the Enactment Date, the Company estimates that its deferred tax asset and related valuation allowance were each reduced by approximately $155.

Additionally, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the Enactment Date. SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Act, the Company has determined that the adjustment to its deferred taxes was a provisional amount as permitted under SAB 118.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The components of income tax benefit for the fiscal years ended December 30, 2017 and December 31, 2016 are as follows:

	December 30, 2017	December 31, 2016
Current:
Federal	$14	$19
State	6	9
Total income tax expense (benefit)	$20	$28

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the fiscal years ended December 30, 2017 and December 31, 2016 follows:

	December 30, 2017	December 31, 2016
Income tax expense computed at federal statutory rate	$246	$153
State income taxes, net of federal income tax benefit	6	9
Permanent items	10	10
Change in federal valuation allowance	(392)	(176)
Increase in unrecognized tax position	14	19
Other	(19)	13
Change in Tax Cut and Jobs Act	155	—
	$20	$28

Deferred tax assets for the fiscal years ended December 30, 2017 and December 31, 2016 consist of the following components:

	December 30, 2017	December 31, 2016
Allowance for doubtful accounts	$89	$133
Inventory	24	29
Federal and state net operating loss	128	467
Other	49	53
Valuation allowance	(290)	(682)
Deferred tax asset	$—	$—

At December 30, 2017, the Company has $487 of federal net operating loss carryforwards and $1,289 of state net operating loss carryforwards, which will begin to expire in 2033.

Management has concluded that based upon all available evidence it is more likely than not that deferred tax assets will not be utilized. The Company has recorded a decrease in the federal and state valuation allowances in the amount of $399 during the year ended December 30, 2017. The remaining deferred tax asset is offset by the federal unrecorded tax benefit.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 30, 2017 and December 31, 2016:

Balance at January 2, 2016	$117
Increase due to reserves and tax positions related to prior years	19
Balance at December 31, 2016	136
Increase due to reserves and tax positions related to current year	44
Decrease due to Tax Cut and Jobs Act	(49)
Balance at December 30, 2017	$131

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $21 and $2 of accrued interest and penalties related to uncertain tax positions at December 30, 2017 and December 31, 2016, respectively. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $152. The liability at December 30, 2017 for uncertain tax positions is included in accrued expenses.

NOTE 8: NOTES PAYABLE

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile.

	December 30, 2017	December 31, 2016
Note payable	$10	$16
Less current maturity	6	6
Note payable, net of current maturity	$4	$10

Minimum estimated future payments on this loan as of December 30, 2017 are as follows:

Fiscal Year Ending
2018	6
2019	4

Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2019. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

	December 30, 2017	December 31, 2016
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

NOTE 9: SALES BY GEOGRAPHIC REGION AND PRODUCT CATEGORY

Revenues by geographical region are as follows:

	December 30, 2017	December 31, 2016
Revenues by geography:
Americas	$13,132	$13,086
Europe	412	576
Middle East	351	484
Asia Pacific and Africa	212	327
	$14,107	$14,473

Approximately 95% in fiscal 2017 and 94% in fiscal 2016 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	December 30, 2017	December 31, 2016
Cheeses	$11,237	$10,863
Frozen Desserts and Foods	2,870	3,610
	$14,107	$14,473

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 30, 2017, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2017.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 30, 2017 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	86	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	66	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	65	Director
Joseph N. Himy	48	Director
Scott Korman	63	Director
Franklyn Snitow	71	Director

David Mintz has been our Chairman of the Board and Chief Executive Officer since August 1981. Mr. Mintz’s knowledge about our company and his role as the developer of our product line is essential to the operation of our board.

Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987.

Neal S. Axelrod has been a director since August 2007 and is Chairman of the Audit Committee. Mr. Axelrod has been a self-employed certified public accountant in New Jersey since 1977. Mr. Axelrod’s accounting and financial background enhances the breadth of experience of the board of directors.

Joseph N. Himy was elected to serve as a member of the Board of Directors and the Audit Committee on October 30, 2013 by our Board of Directors. He has been Managing Director of The CFO Squad, a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services primarily for public companies since August 2011. From May 2008 until August 2011, Mr. Himy was Chief Financial Officer of Vyteris, Inc., manufacturer of the first active transdermal patch approved by the U.S. Food and Drug Administration for the pain associated with blood draws, intravenous cannulations and laser ablation of superficial skin lesions. Prior to May 2008 and from October 2004, Mr. Himy held various other positions at Vyteris, including Corporate Controller and VP of Finance. Mr. Himy received a B.S. degree in Accounting from Brooklyn College of the City University of New York and is a certified public accountant. Mr. Himy’s accounting and financial and corporate governance experience background enhances the breadth of experience of the board of directors.

Scott Korman has served as a member of the Board of Directors since December 2011 and as a member of the Audit Committee from December 2011 until March 2016. Mr. Korman founded Nashone, Inc., a private equity firm, in 1984 and is its President. Nashone is also involved in financial advisory, turnaround and general management assignments. Mr. Korman previously served as Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer. He previously served as Chairman and CEO of Best Manufacturing Group LLC., a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full service dairy, processing and distributing milk, ice cream mix and ice cream products. Mr. Korman received a B.S. degree in Economics from the University of Pennsylvania Wharton School in 1977. He also serves on the boards of various not-for-profit groups and was the founder of the Englewood Business Forum. Mr. Korman’s experience as a CEO of a frozen dessert company enhances the breadth of experience of the board of directors.

Franklyn Snitow has been a director since 1987 and became a member of the Audit Committee in March 2016. He has been a partner in the New York City law firm Snitow Kanfer & Holtzer, LLP, our general counsel since 1985. Mr. Snitow’s legal and corporate governance background enhances the breadth of experience of the board of directors.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2017 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2016 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2017	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2016	450,000	—	—	—	—	—	450,000
and Director	2015	450,000	—	—	38,897	—	—	488,897

Steven Kass	2017	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2016	125,000	—	—	—	—	—	125,000
	2015	125,000	—	—	—	—	—	125,000

(1)	The dollar amounts in the Option Awards column above reflect the fair value of options as of the grant date for the year ended December 30, 2017, in accordance with ASC 718 and, therefore, do not necessarily reflect actual benefits received by any individual. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended December 30, 2017.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2017 and 2016 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2016

During the fiscal year ended December 30, 2017, no grants were made under our 2014 Equity Incentive Plan.

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

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 30, 2017 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 30, 2017. Each non-employee director, other than Mr. Korman, is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	16,500	—	—	—	—	—	16,500
Joseph N. Himy	7,000	—	—	—	—	—	7,000
Scott Korman	2,500	—	—	—	—	—	2,500
Franklyn Snitow	1,000	—	—	—	—	—	1,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 27, 2018 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)

David Mintz	2,770,128	(4)	53.7%
Steven Kass	220,000		4.3%
Franklyn Snitow	48,100	(5)	*
Neal S. Axelrod	15,000	(6)	*
Joseph N. Himy	15,000	(6)	*
Scott Korman	15,000	(6)	*
All Executive Officers and Directors as a group (6 persons)	3,130,218	(7)	58.75%

* Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod and Himy is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 28, 2017 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 27, 2018.

(4)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

(5)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options.

(6)	Issuable upon the exercise of currently exercisable stock options

(7)	Includes 75,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided us with a loan of $500,000, which has been extended to come due on December 31, 2019. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into.

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

Set forth below are the aggregate fees billed for each of the fiscal years ended December 30, 2017 and December 31, 2016 for services rendered by EisnerAmper LLP, our independent registered accounting firm.

	Fiscal 2017	Fiscal 2016
Audit fees	$84,000	$73,500
Audit-related fees	-	-
Total Audit & Audit-related fees	$84,000	$73,500
Tax fees	-	-
All other fees	-	-
Total fees	$84,000	$73,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2017 and 2016, we incurred audit fees with EisnerAmper LLP in the amount of $82,000 and $80,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2017 or 2016.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by EisnerAmper LLP in fiscal 2017 or 2016. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993

3.2	By-laws

4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan(1)

10.1	Promissory Note(2)

10.2	Security Agreement(3)

23.1	Consent of EisnerAmper LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

(1)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 10.1 to the Registrant's Form 8-K bearing a cover date of January 6, 2016 and hereby incorporated by reference thereto.

(3)	Filed as Exhibit 10.2 to the Registrant's Form 8-K bearing a cover date of January 6, 2016 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2018.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz	/s/ Joseph N. Himy
David Mintz	Joseph N. Himy
Chairman of the Board	Director
and Chief Executive Officer

/s/ Steven Kass*	/s/ Scott Korman
Steven Kass	Scott Korman
Secretary, Treasurer and Chief Financial	Director
and Principal Accounting Officer

/s/ Neal S. Axelrod	/s/ Franklyn Snitow
Neal S. Axelrod	Franklyn Snitow
Director	Director

