Form 10-Q
period 2018-03-31
TOFUTTI BRANDS INC
filed 2018-05-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company[X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 14, 2018 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	March 31, 2018	December 30, 2017*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$761	$1,414
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $401 and $386, respectively	2,384	1,770
Inventories	1,980	1,483
Deferred costs	82	86
Total current assets	5,240	4,825

Fixed assets (net of accumulated depreciation of $21 and $19, respectively)	8	10
Other assets	26	16
Total assets	$5,274	$4,851

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$5	$6
Accounts payable	686	468
Accrued expenses	420	536
Deferred revenue	90	94
Total current liabilities	1,201	1,104

Convertible note payable- related party	500	500
Note payable-long term	3	4
Total liabilities	1,704	1,608

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at March 31, 2018 and December 30, 2017	52	52
Additional paid-in capital	207	207
Retained earnings	3,311	2,984
Total stockholders’ equity	3,570	3,243
Total liabilities and stockholders’ equity	$5,274	$4,851

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended March 31, 2018	Thirteen weeks ended April 1, 2017

Net sales	$3,774	$3,283
Cost of sales	2,494	2,269
Gross profit	1,280	1,014
Operating expenses:
Selling	355	440
Marketing	82	97
Research and development	106	112
General and administrative	399	527
	942	1,176

Income (loss) before interest expense and income taxes	338	(162)

Interest expense	6	6

Income (loss) before income taxes	332	(168)

Income tax expense	5	5

Net income (loss)	$327	$(173)

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154

Earnings (loss) per common share:
Basic and diluted	$0.06	$(0.03)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen weeks ended March 31, 2018	Thirteen weeks ended April 1, 2017

Cash (used in) provided by operating activities, net	$(651)	$84

Cash used in financing activities, net	(2)	(1)

Net (decrease) increase in cash and cash equivalents	(653)	83

Cash and cash equivalents at beginning of period	1,414	132

Cash and cash equivalents at end of period	$761	$215

Supplemental cash flow information:
Income taxes paid	$5	$5
Interest expenses paid	$6	$6

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At March 31, 2018, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $761 in cash compared to $1,414 at December 30, 2017. Net cash used in operating activities for the thirteen weeks ended March 31, 2018 was $651 compared to $84 provided by operating activities for the thirteen weeks ended April 1, 2017. Net cash used in financing activities for the thirteen weeks ended March 31, 2018 was $ 2 compared to $1 used in financing activities for the thirteen weeks ended April 1, 2017.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. More recently, David Mintz, the Company’s Chairman and Chief Executive Officer, provided the Company with a loan of $500 on January 6, 2016, bearing interest of 5% payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the common stock on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2019. In the event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

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

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 30, 2017 are derived from our audited financial statements for the year ended December 30, 2017. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: New and Recently Adopted Accounting Standards

Effective December 31, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, the Company did not change any characteristics of the Company’s revenue recognition policy as it was determined that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

ASC 606 was applied using the modified retrospective method. There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at December 31, 2017. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC” 605).

The Company generates revenues from the delivery of Tofutti branded non-dairy soy-based frozen desserts, cheeses and other food products. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company recognizes revenue when performance obligations under the terms of a contract with customers are satisfied; generally, this occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by purchase orders (“contracts”) which specify quantity and product(s) ordered, shipping terms and certain aspects of the transaction price including discounts. Contracts are at standalone pricing that is governed by a pricing list. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control when the product is shipped or in most cases, picked up from one of the Company’s distribution locations, by the customer.

Note 5: Inventories

The composition of inventories is as follows:

	March 31, 2018	December 30, 2017
Finished products	$1,431	$820
Raw materials and packaging	549	663
	$1,980	$1,483

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended March 31, 2018 and December 30, 2017, the Company recorded a full valuation allowance on its deferred tax asset balances. Income tax expense represents the Company’s liability for state minimum tax.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended March 31, 2018 and April 1, 2017 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period. Not included in the calculation for March 31, 2018 and April 1, 2017 were 80,000 non-qualified options granted to directors or the $500 convertible loan from Mr. Mintz, that were antidilutive because the market price of the common stock as of March 31, 2018 and April 1, 2017 was less than the exercise prices of any of these options and conversion price of the convertible note..

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended March 31, 2018	Thirteen Weeks Ended April 1 ,2017
Numerator
Net income (loss) –basic and diluted	$327	$(173)

Denominator
Basic and diluted earnings per share weighted average shares	5,154	5,154

Earnings (loss) per share
Basic and diluted	$0.06	$(0.03)

Note 8: Fixed Assets

Fixed assets consist of the following:

	March 31, 2018	December 30, 2017
Automobile	$29	$29
Less: accumulated depreciation	(21)	(19)
Fixed assets, net	$8	$10

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Depreciation expense for the thirteen weeks ended March 31, 2018 and April 1, 2017 was $2 and $1, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of March 31, 2018, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed rate of 4.64%. The loan is collateralized by the underlying automobile.

	March 31, 2018	December 30, 2017
Note payable	$8	$10
Less current maturity	5	6
Note payable, net of current maturity	$3	$4

Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive Officer, provided it with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2019. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him. Interest expense for the thirteen weeks ended March 31, 2018 and April 1, 2017 was $6 and $6, respectively.

	March 31, 2018	December 30, 2017
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 11: Sales by Geographic Region and Product Category

Revenue relating to the delivery of products is recognized at a point in time based on actual products and quantity shipped, which can vary from purchase order to purchase order, and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, and spoilage discounts.

Revenues by geographical region are as follows (in thousands):

	March 31, 2018	April 1, 2017

Americas	$3,196	$3,038
Europe	157	69
Asia Pacific and Africa	121	65
Middle East	300	111
	$3,774	$3,283

Approximately 93% and 94% of the Americas revenue in the 2018 and the 2017 periods is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	March 31, 2018	April 1, 2017
Frozen desserts and foods	$642	$655
Vegan cheese products	3,132	2,628
	$3,774	$3,283

Timing of revenue recognition (in thousands):

	March 31, 2018	April 1, 2017
Products transferred at a point in time	$3,774	$3,283
	$3,774	$3,283

Contract balances (in thousands):

	March 31, 2018	April 1, 2017
Receivables, which are included in accounts receivable, net	$2,384	$1,827
Deferred revenue, current portion	$90	$94

Contract receivables are recorded at the invoiced amount, net of all applicable discounts. The contract liabilities primarily relate to unearned revenue.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition. We primarily sell non-dairy soy-based frozen desserts, cheese and other food products as detailed in Note 11 Sales by Geographic Region and Product Category. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfillment costs in accordance with U.S. GAAP and our inventory policies. We generally do not have any unbilled receivables at the end of a period.

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

Recent accounting pronouncements

Effective December 31, 2017, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, we did not change any characteristics of the Company’s revenue recognition policy as it was determined that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

Results of Operations

Thirteen Weeks Ended March 31, 2018 Compared with Thirteen Weeks Ended April 1, 2017

Net sales for the thirteen weeks ended March 31, 2018 increased by $491,000, or 15%, to $3,774,000, from net sales of $3,283,000 for the thirteen weeks ended April 1, 2017. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, decreased to $642,000 in the thirteen weeks ended March 31, 2018 from $655,000 for the thirteen weeks ended April 1, 2017. Sales of vegan-cheese products increased to $3,132,000 in the 2018 period from $2,628,000 in the 2017 period. Sales of our frozen dessert products were negatively impacted by production and shipping issues at our frozen desserts novelty plant due to a major physical restructuring program in process at this facility. We anticipate the problems will continue through at least the second quarter of this year. Sales of our vegan-cheese product line increased due to an increase in both our export and domestic cheese business.

Our frozen dessert business continues to be negatively impacted by the overall sluggish sales in the ice cream category. Additionally, in September 2016, Ice Cream Specialties, the co-packer who manufactured our frozen dessert novelty products, which included Tofutti Cuties, Yours Truly Cones and stick novelties, notified us that they would completely cease manufacturing these products by the end of January 2018. The co-packer ceased manufacturing our stick novelties and Yours Truly Cones in June 2017. The unavailability of these items negatively impacted sales of our frozen desserts. We recently engaged a new manufacturing facility to produce these frozen dessert novelty products and expect to be in production in the second half of this year. Tofutti Cutie sales have not been impacted as we secured a new production facility for this product.

Our gross profit increased to $1,280,000 in the period ended March 31, 2018 from $1,014,000 in the period ended April 1, 2017. Our gross profit percentage was 34% for the period ending March 31, 2018 compared to 31% for the period ending April 1, 2017. The increase in our gross profit percentage was primarily due to a decrease in sales allowance expense as a percentage of gross sales of 9% in the first quarter of 2018 compared to 11% in the first quarter of 2017. Our gross profit percentage also benefited from the increase in sales of vegan cheese products whose profit margin is greater than our frozen dessert products. Our freight out expense was positively impacted in the current quarter as the major increase in our vegan cheese sales occurred on the east coast where our shipping costs are lower. Freight out expense, a significant part of our cost of sales, decreased by $22,000, or 7%, to $278,000 for the thirteen weeks ended March 31, 2018 compared with $300,000 for the thirteen weeks ended April 1, 2017.

We anticipate that our freight cost as a percentage of sales in fiscal 2018 will increase due to the implementation of the ELD (Electronic Logging Device) Mandate and to higher fuel costs. The ELD Mandate was established by the Federal Motor Carrier Safety Administration and the commercial trucking industry was required to adopt these rules as of January 1, 2018. The major purpose of this requirement is to track and record a driver’s hours of service electronically to make sure that all drive segments are captured for reasons of safety. The anticipated net effect for companies using commercial vehicles as their mode of distribution will be an increase in freight costs.

Selling expenses decreased by $85,000, or 19%, to $355,000 for the thirteen weeks ended March 31, 2018 from $440,000 for the thirteen weeks ended April 1, 2017. This decrease was due principally to decreases of $30,000 in commission expense and $35,000 in outside warehouse rental expense. Our commission expense decreased despite the increase in sales due to the fact the majority of the increase was in export sales, for which we do not pay commissions. The decrease in outside warehouse rental expense was due to the elimination of several warehouse locations and the elimination of several slower moving products. We anticipate that our selling expenses will continue to be lower for the balance of 2018.

Marketing expenses decreased slightly by $15,000, or 15%, to $82,000 for the thirteen weeks ended March 31, 2018 from $97,000 for the thirteen weeks ended April 1, 2017, due principally to decreases in newspaper and magazine advertising expense of $15,000 and promotions expense of $3,000, which were partially offset by an increase in artwork and plates expense of $3,000. We anticipate reductions in marketing expenses throughout the balance of 2018.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $6,000, or 5%, to $106,000 for the thirteen weeks ended March 31, 2018 from $112,000 for the thirteen weeks ended April 1, 2017, due to a decrease in lab costs and supplies expense of $6,000. We anticipate that our research and development expenses will remain constant for the balance of 2018.

General and administrative expenses decreased by $128,000, or 24%, to $399,000 for the thirteen weeks ended March 31, 2018 from $527,000 for the thirteen weeks ended April 1, 2017, due principally to decreases non-cash stock option compensation expense of $69,000, professional and outside services expense of $25,000, travel, entertainment and auto expense of $19,000 and payroll expense of $16,000. We anticipate that our general and administrative expenses for the remainder of 2018 will be similar to or slightly lower than those of 2017.

Income tax expense was $5,000 for both the thirteen weeks ended March 31, 2018 and for the thirteen weeks ended April 1, 2017. We have a history of losses and have a full valuation allowance on our deferred tax assets. We did not record tax expense other than minimum state taxes for the thirteen weeks ending March 31, 2018 and April 1, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $761,000 in cash and cash equivalents and our working capital was approximately $4,039,000, compared with approximately $1,414,000 in cash and cash equivalents and working capital of $3,721,000 at December 30, 2017. The decrease in cash during the first quarter of 2018 is due to the $651,000 used in operating activities primarily for increased inventories to support our increased sales and an increase in accounts receivable arising from such sales.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a loan of $500,000 which is secured by substantially all of our assets. The loan, which has been extended to December 31, 2019, bears interest of 5% and is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 31, 2018	Thirteen Weeks ended April 1, 2017
Net cash (used in) provided by operating activities	$(651)	$84
Net cash used in financing activities	(2)	(1)
Net change in cash and cash equivalents	$(653)	$83

Net cash used in operating activities for the thirteen weeks ended March 31, 2018 was $651,000 compared to $84,000 provided by operating activities for the thirteen weeks ended April 1, 2017. Net cash used by operating activities for the thirteen weeks ended March 31, 2018 was primarily a result of an increase in inventory and accounts receivable, which was partially offset by our net operating income and an increase in current liabilities. Accounts receivable increased due to the sales increase in the current quarter. Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger second and third quarter selling periods. Net cash used in financing activities for the thirteen weeks ended March 31, 2018 was $2,000 compared to $1,000 used in financing activities for the thirteen weeks ended April 1, 2017.

We believe our existing cash and cash equivalents on hand, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements through the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 31, 2018.

Recently Adopted Accounting Standards

See Note 4 to the unaudited condensed financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 31, 2018, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2018.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 31, 2018 because of the following material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

To date, we have been unable to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at March 31, 2018.

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

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 30, 2017.

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

Date: May 15, 2018

