Form 10-Q
period 2018-06-30
TOFUTTI BRANDS INC
filed 2018-08-14
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

As of August 13, 2018 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	June 30, 2018	December 30, 2017*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$537	$1,414
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $416 and $386, respectively	2,212	1,770
Inventories	2,001	1,483
Prepaid expenses and other current assets	89	72
Deferred costs	59	86
Total current assets	4,898	4,825

Fixed assets (net of accumulated depreciation of $22 and $19, respectively)	7	10
Other assets	16	16
Total assets	$4,921	$4,851

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$—	$6
Accounts payable	458	468
Accrued expenses	239	536
Deferred revenue	65	94
Total current liabilities	762	1,104

Convertible note payable- related party	500	500
Note payable-long term	—	4
Total liabilities	1,262	1,608

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 30, 2018 and December 30, 2017	52	52
Additional paid-in capital	207	207
Retained earnings	3,400	2,984
Total stockholders’ equity	3,659	3,243
Total liabilities and stockholders’ equity	$4,921	$4,851

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended June 30, 2018	Thirteen weeks ended July 1, 2017	Twenty-six weeks ended June 30, 2018	Twenty-six weeks ended July 1, 2017

Net sales	$3,443	$3,646	$7,217	$6,929
Cost of sales	2,429	2,473	4,923	4,742
Gross profit	1,014	1,173	2,294	2,187

Operating expenses:
Selling and warehouse	348	357	703	797
Marketing	56	62	138	158
Research and development	108	90	214	201
General and administrative	406	388	805	917
	918	897	1,860	2,073

Income from operations	96	276	434	114
Interest expense	6	6	13	12
Income before income tax	90	270	421	102
Income tax expense	—	—	5	5

Net income	$90	$270	$416	$97

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Earnings per common share:
Basic and diluted	$0.02	$0.05	$0.08	$0.02

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six weeks ended June 30, 2018	Twenty-six weeks ended July 1, 2017

Cash (used in) provided by operating activities, net	$(867)	$200

Cash (used in) financing activities, net	(10)	(3)
Net (decrease) increase in cash and cash equivalents	(877)	197

Cash and cash equivalents at beginning of period	1,414	132

Cash and cash equivalents at end of period	$537	$329

Supplemental cash flow information:
Income taxes paid	$5	$5
Interest paid	$13	$12

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At June 30, 2018, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $537 in cash compared to $1,414 at December 30, 2017. Net cash used in operating activities for the twenty-six weeks ended June 30, 2018 was $867 compared to $200 provided by operating activities for the twenty-six weeks ended July 1, 2017. Net cash used in operating activities for the twenty-six weeks ended June 30, 2018 was primarily a result of an increase in inventory and accounts receivable and a reduction in current liabilities, partially offset by net income for the period. Net cash used in financing activities for the twenty-six weeks ended at June 30, 2018 was $10 compared to $3 used in financing activities for the twenty-six weeks ended July 1, 2017.

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

Note 2: Description of Business

Tofutti is engaged in one business segment, the development, production and marketing of non-dairy frozen desserts, vegan cheeses and other food products.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 30, 2017 are derived from our audited financial statements for the year ended December 30, 2017. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: New and Recently Adopted Accounting Standards

Effective December 31, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). In accordance with ASC 606, the Company did not change any characteristics of the Company’s revenue recognition policy as it was determined that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

ASC 606 was applied using the modified retrospective method. There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at December 31, 2017. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC” 605).

The Company generates revenues from the delivery of Tofutti branded non-dairy, soy-based frozen desserts, cheeses and other food products. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company recognizes revenue when performance obligations under the terms of a contract with customers are satisfied; generally, this occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by purchase orders (“contracts”) which specify quantity and product(s) ordered, shipping terms and certain aspects of the transaction price including discounts. Contracts are at standalone pricing that is governed by a pricing list. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control when the product is shipped or in most cases, picked up from one of the Company’s distribution locations, by the customer.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 5: Inventories

The composition of inventories is as follows:

	June 30, 2018	December 30, 2017
Finished products	$1,320	$820
Raw materials and packaging	681	663
	$2,001	$1,483

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended June 30, 2018 and December 30, 2017, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended June 30, 2018 and July 1, 2017 are computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period, of which there were no such common stock equivalents during these periods. Not included in the calculation for June 30, 2018 and July 1, 2017 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of June 30, 2018 and July 1, 2017 was less than the exercise prices of any of these options.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended June 30, 2018	Thirteen Weeks Ended July 1, 2017	Twenty-six Weeks Ended June 30, 2018	Twenty-six Weeks Ended July 1, 2017
Numerator
Net income-basic and diluted	$90	$270	$416	$97

Denominator
Weighted average common shares- basic and diluted	5,153,706	5,153,706	5,153,706	5,153,706
Earnings per common share-basic and diluted	$0.02	$0.05	$0.08	$0.02

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 8: Fixed Assets

Fixed assets consist of the following:

	June 30, 2018	December 30, 2017
Automobile	$29	$29
Less: accumulated depreciation	(22)	(19)
Fixed assets, net	$7	$10

Depreciation expense for the thirteen and twenty-six weeks ended June 30, 2018 was $1 and $3, respectively. Depreciation expense for the thirteen and twenty-six weeks ended July 1, 2017 was $1 and $3, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of June 30, 2018, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan requires 60 monthly payments of $0.535 through August 2019. Interest is charged at a fixed nominal rate of 4.64%. The loan is collateralized by the underlying automobile. The loan was fully paid off in May 2018.

December 30, 2017
Note payable	$10
Less current maturity	6
Note payable, net of current maturity	$4

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

	June 30, 2018	December 30, 2017
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

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

Revenues by geographical region are as follows (in thousands):

	Thirteen Weeks ended June 30, 2018	Thirteen Weeks ended July 1, 2017	Twenty-Six Weeks ended June 30, 2018	Twenty-Six Weeks ended July 1, 2017
Revenues by geography:
Americas	$3,178	$3,243	$6,374	$6,281
Europe	73	175	230	244
Asia Pacific and Africa	57	104	178	169
Middle East	135	124	435	235
	$3,443	$3,646	$7,217	$6,929

Approximately 91% of the Americas revenue in 2018 and 94% of the Americas revenue in 2017 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	Thirteen Weeks ended June 30, 2018	Thirteen Weeks ended July 1, 2017	Twenty-Six Weeks ended June 30, 2018	Twenty-Six Weeks ended July 1, 2017
Frozen Desserts and Foods	$702	$883	$1,344	$1,538
Cheeses	2,741	2,763	5,873	5,391
	$3,443	$3,646	$7,217	$6,929

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Timing of revenue recognition (in thousands):

	Thirteen Weeks ended June 30, 2018	Thirteen Weeks ended July 1, 2017	Twenty-Six Weeks ended June 30, 2018	Twenty-Six Weeks ended July 1, 2017
Products transferred at a point in time	$3,443	$3,646	$7,217	$6,929
	$3,443	$3,646	$7,217	$6,929

Contract balances (in thousands):

	June 30, 2018	July 1, 2017
Receivables, which are included in accounts receivable, net	$2,212	$2,080
Deferred revenue, current portion	$65	$152

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

Revenue Recognition. We primarily sell non-dairy soy-based frozen desserts, cheeses and other food products as detailed in Note 11 Sales by Geographic Region and Product Category. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Recent accounting pronouncements

Effective December 31, 2017, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). In accordance with ASC 606, we did not change any characteristics of the Company’s revenue recognition policy as it was determined that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

Results of Operations

Thirteen Weeks Ended June 30, 2018 Compared with Thirteen Weeks Ended July 1, 2017

Net sales for the thirteen weeks ended June 30, 2018 were $3,443,000, a decrease of $203,000, or 6%, from net sales of $3,646,000 for the thirteen weeks ended July 1, 2017. The decrease is primarily attributable to a $181,000 decline in frozen dessert and frozen food products sales to $702,000 in the thirteen weeks ended June 30, 2018 from $883,000 for the thirteen weeks ended July 1, 2017. Frozen dessert sales were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. We will resume production of Yours Truly Cones in our new facility in September and our stick novelties are expected to be back in production in the fourth quarter of this year. Tofutti Cutie sales have not been impacted as our new production facility began manufacturing them in March. Sales of vegan cheese products decreased slightly to $2,741,000 in the 2018 period from $2,763,000 in the 2017 period due to a decrease in our export cheese business. Our export vegan cheese sales were negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations have significantly increased the time it takes to clear a shipment through customs in Israel as government officials implement the new requirements. We anticipate that we will still face these issues in the third quarter, but they should be resolved during the fourth quarter.

Our gross profit decreased to $1,014,000 in the thirteen weeks ended June 30, 2018 from $1,173,000 in the thirteen weeks ended July 1, 2017 due to the reduction in sales and a lower gross profit percentage in the 2018 period. Our gross profit percentage was 29% for the thirteen weeks ending June 30, 2018 compared to 32% for the thirteen weeks ending July 1, 2017.

The decrease in our gross profit percentage was primarily due to an increase in freight out expense, which is a component of cost of sales. Freight out expense, a significant part of our cost of sales, increased by $36,000, or 16%, to $259,000 for the thirteen weeks ended June 30, 2018 compared with $223,000 for the thirteen weeks ended July 1, 2017. As a percentage of sales, freight out expense was 8% percent for the thirteen weeks ended June 30, 2018 compared to 6% percent for the thirteen weeks ended July 1, 2017. This increase in freight out expense and percentage accounted for a 3% percent reduction in our gross profit percentage for the 2018 period.

We anticipate that our freight cost as a percentage of sales in fiscal 2018 will increase due to the implementation of the ELD (Electronic Logging Device) Mandate and to higher fuel costs. The ELD Mandate was established by the Federal Motor Carrier Safety Administration and all commercial trucking was required to adopt these rules as of January 1, 2018. The major purpose of this requirement is to track and record a driver’s hours of service electronically to make sure that all drive segments are captured for reasons of safety. The anticipated net effect for companies using commercial vehicles as their mode of distribution will be an increase in freight costs.

Selling expenses decreased by $9,000, or 3%, to $348,000 for the thirteen weeks ended June 30, 2018 from $357,000 for the thirteen weeks ended July 1, 2017. This decrease was principally due to decreases in payroll expense of $15,000 and outside warehouse rental expense of $7,000, which were partly offset by an increase in meetings and convention expense of $14,000. The decrease in payroll expense was due to one less person in sales. We anticipate that our selling expenses will remain at the same level for the balance of 2018.

Marketing expenses decreased by $6,000, or 10%, to $56,000 for the thirteen weeks ended June 30, 2018 from $62,000 for the thirteen weeks ended July 1, 2017, due to a decrease in promotion expense of $26,000, which was partially offset by increases in advertising expense of $17,000 and artwork and plate expense of $4,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2018.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $18,000 or 20%, to $108,000 for the thirteen weeks ended June 30, 2018 from $90,000 for the thirteen weeks ended July 1, 2017, primarily due to an increase in payroll expense of $10,000 and professional fees and outside services expense of $10,000. Payroll expense increased as a result of hiring one new person. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2018.

General and administrative expenses increased by $18,000, or 5%, to $406,000 for the thirteen weeks ended June 30, 2018 from $388,000 for the thirteen weeks ended July 1, 2017 due to increases in payroll expense of $5,000, professional fees and outside services expense of $10,000 and public relations expense of $4,000. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2018.

We have computed tax expense based on actual results as we cannot determine projected results with enough precision to determine an annual effective tax rate. We had no income tax expense for the thirteen weeks ended June 30, 2018 and the thirteen weeks ended July 1, 2017, due to the utilization of net operating loss carryforwards that are offset by a full valuation allowance.

Twenty-Six Weeks Ended June 30, 2018 Compared with Twenty-Six Weeks Ended July 1, 2017

Net sales for the twenty-six weeks ended June 30, 2018 were $7,217,000, an increase of $288,000, or 4%, from net sales of $6,929,000 for the twenty-six weeks ended July 1, 2017. Sales of our frozen dessert and frozen food products decreased to $1,344,000 in the twenty-six weeks ended June 30, 2018 from $1,538,000 for the twenty-six weeks ended July 1, 2017. Sales of vegan cheese products increased to $5,873,000 in the 2018 period from $5,391,000 in the 2017 period. Sales of our frozen dessert products were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. We will resume production of Yours Truly Cones in our new facility in September and our stick novelties will be back in production in the fourth quarter of this year. Tofutti Cutie sales were not impacted by the change in production facilities. Sales of our vegan-cheese product line increased due to an increase in both our export and domestic cheese business.

Our gross profit increased to $2,294,000 in the twenty-six week period ended June 30, 2018 from $2,187,000 in the twenty-six week period ended July 1, 2017, due to the increase in sales. Our gross profit percentage remained unchanged at 32% for the twenty-six week periods ending June 30, 2018 and July 1, 2017. Freight out expense, a significant part of our cost of sales, increased slightly by $14,000, or 3%, to $537,000 for the twenty-six weeks ended June 30, 2018 compared with $523,000 for the twenty-six weeks ended July 1, 2017. As a percentage of sales, freight out expense was 7% in the 2018 and 2017 twenty-six week periods.

We anticipate that our freight cost as a percentage of sales in fiscal 2018 will increase due to the implementation of the ELD Mandate and to higher fuel costs. The anticipated net effect for companies using commercial vehicles as their mode of distribution will be an increase in freight costs.

Selling expenses decreased by $94,000, or 12%, to $703,000 for the twenty-six weeks ended June 30, 2018 from $797,000 for the twenty-six weeks ended July 1, 2017. This decrease was due to decreases in payroll expense of $33,000, commissions expense of $29,000, travel expense of $7,000 and outside warehouse rental expense of $42,000, which were partially offset by an increase in meetings and conventions expense of $14,000. The decrease in payroll expense was due to one less person in sales. The decrease in commission expense was due to an increase in sales to house accounts for which we pay no commissions to brokers. The decrease in outside warehouse rental was due to lower inventory balances throughout most of the 2018 twenty-six week period.

Marketing expenses decreased by $20,000, or 13%, to $138,000 for the twenty-six weeks ended June 30, 2018 from $158,000 for the twenty-six weeks ended July 1, 2017, due a decrease in promotion expense of $29,000, which was partially offset by an increase in artwork and plates expense of $7,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $13,000, or 6%, to $214,000 for the twenty-six weeks ended June 30, 2018 from $201,000 for the twenty-six weeks ended July 1, 2017, due primarily to increases in professional fees and outside services expense of $10,000 and payroll expense of $13,000, which were partially offset by a decrease in lab costs and supplies of $6,000. Payroll expense increased as a result of hiring one new person.

General and administrative expenses decreased by $112,000, or 12%, to $805,000 for the twenty-six weeks ended June 30, 2018 from $917,000 for the twenty-six weeks ended July 1, 2017. This decrease was a result of decreases in stock option expense of $69,000, payroll expense of $10,000 and professional fees and outside services expense of $15,000.

We have computed tax expense based on actual results as we cannot determine projected results with enough precision to determine an annual effective tax rate. We had no income tax expense other than state taxes of $5,000 for the twenty-six weeks ended June 30, 2018 and July 1, 2017, due to the utilization of net operating loss carryforwards that are offset by a full valuation allowance.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $537,000 in cash and cash equivalents and our working capital was approximately $4,136,000, compared with approximately $1,414,000 in cash and cash equivalents and working capital of $3,721,000 at December 30, 2017. Our current and quick acid test ratios were 6.4 and 3.6, respectively, as of June 30, 2018 compared with 4.4 and 2.9, respectively, as of December 30, 2017.

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

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 30, 2018	Twenty-Six Weeks ended July 1, 2017
Net cash (used in) provided by operating activities	$(867,000)	$200,000
Net cash (used in) financing activities	(10,000)	(3,000)
Net (decrease) increase in cash and cash equivalents	$(877,000)	$197,000

Net cash used in operating activities for the twenty-six weeks ended June 30, 2018 was $867,000 compared to $200,000 provided by operating activities for the twenty-six weeks ended July 1, 2017. Net cash used by operating activities for the twenty-six weeks ended June 30, 2018 was primarily a result of an increase in inventory and accounts receivable and a reduction in current liabilities. Accounts receivable increased due to most of our second quarter sales occurring at the end of the second quarter. Inventory increased due a large increase in our frozen dessert inventory that was the result of the start-up of our new frozen dessert facility which has enabled us to significantly increase our inventory of Cuties for the summer selling season. Net cash used in financing activities for the twenty-six weeks ended June 30, 2018 was $10,000 compared to $3,000 used in financing activities for the twenty-six weeks ended July 1, 2017.

We believe our existing cash and cash equivalents on hand at June 30, 2018, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 30, 2018, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2018.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of June 30, 2018 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at June 30, 2018, that will not require us to hire additional personnel.

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

Date: August 14, 2018

