Form 10-Q
period 2018-09-29
TOFUTTI BRANDS INC
filed 2018-11-13
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2018

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

As of November 9, 2018 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 29, 2018	December 30, 2017*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$465	$1,414
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $431 and $386, respectively	1,941	1,770
Inventories	1,868	1,483
Prepaid expenses and other current assets	64	72
Deferred costs	56	86
Total current assets	4,394	4,825

Fixed assets (net of accumulated depreciation of $24 and $19, respectively)	137	10
Other assets	16	16
Total assets	$4,547	$4,851

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-current	$—	$6
Accounts payable	266	468
Accrued expenses	157	536
Deferred revenue	61	94
Total current liabilities	484	1,104

Convertible note payable- related party	500	500
Note payable-long term	—	4
Total liabilities	984	1,608

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 29, 2018 and December 30, 2017	52	52
Additional paid-in capital	207	207
Retained earnings	3,304	2,984
Total stockholders’ equity	3,563	3,243
Total liabilities and stockholders’ equity	$4,547	$4,851

* Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended September 29, 2018	Thirteen weeks ended September 30, 2017	Thirty-nine weeks ended September 29, 2018	Thirty-nine weeks ended September 30, 2017
Net sales	$2,841	$3,326	$10,058	$10,255
Cost of sales	2,013	2,059	6,936	6,801
Gross profit	828	1,267	3,122	3,454

Operating expenses:
Selling and warehouse	321	336	1,024	1,133
Marketing	70	54	208	212
Research and development	77	82	291	283
General and administrative	450	465	1,255	1,382
	918	937	2,778	3,010

Income (loss) from operations	(90)	330	344	444
Interest expense	6	7	19	19
Income (loss) before income tax	(96)	323	325	425
Income tax expense	—	—	5	5

Net income (loss)	$(96)	$323	$320	$420

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Earnings (loss) per common share:
Basic and diluted	$(0.02)	$0.06	$0.06	$0.08

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-nine weeks ended September 29, 2018	Thirty-nine weeks ended September 30, 2017

Cash (used in) provided by operating activities, net	$(807)	$377

Cash used in investing activities, net	(132)	—

Cash used in financing activities, net	(10)	(4)
Net (decrease) increase in cash and cash equivalents	(949)	373

Cash and cash equivalents at beginning of period	1,414	132

Cash and cash equivalents at end of period	$465	$505

Supplemental cash flow information:
Income taxes paid	$5	$5
Interest paid	$13	$19

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At September 29, 2018, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $465 in cash compared to $1,414 at December 30, 2017. Net cash used in operating activities for the thirty-nine weeks ended September 29, 2018 was $807 compared to $377 provided by operating activities for the thirty-nine weeks ended September 30, 2017. Net cash used in operating activities for the thirty-nine weeks ended September 29, 2018 was primarily a result of an increase in inventory and accounts receivable and a reduction in current liabilities. Net cash used in investing activities of $132 was to acquire additional equipment at our new frozen dessert novelties co-packer facility. Net cash used in financing activities for the thirty-nine weeks ended September 29, 2018 was $10 compared to $4 used in financing activities for the thirty-nine weeks ended September 30, 2017.

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

Note 2: Description of Business

Tofutti is engaged in one business segment, the development, production and marketing of plant-based, dairy free cheese, frozen desserts, and other food products.

The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. While the Company has multiple products and or product groups, its goal is to focus on non-dairy foods. The Company’s chief operating decision maker tracks revenue by product groups, but does not track more granular operating results by product group as many of the ingredients are similar amongst these groups. As a result, the Company has determined that it has only one operating segment, which is the development, production and marketing of plant-based, dairy free cheese, frozen desserts, and other food products.

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 30, 2017 are derived from our audited financial statements for the year ended December 30, 2017. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year or any other period.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

The Company’s fiscal year is either a fifty-two or fifty-three week period which ends on the Saturday closest to December 31st.

Note 4: New and Recently Adopted Accounting Standards

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date. Beginning the thirteen weeks ending March 30, 2019 and each subsequent interim period, the Company will be required to present an analysis of changes in each caption of the stockholders’ equity presented in the balance sheet within a note or separate statement.

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

The Company generates revenues from the delivery of Tofutti branded plant-based cheeses, frozen desserts and other food products. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The company recognizes revenue when obligations under the terms of a contract with customers are satisfied; generally, this occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by purchase orders (“contracts”) which specify quantity and product(s) ordered, shipping terms and certain aspects of the transaction price including discounts. Contracts are at standalone pricing that is governed by a pricing list. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control when the product is shipped or in most cases, picked up from one of the Company’s distribution locations, by the customer.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 5: Inventories

The composition of inventories is as follows:

	September 29, 2018	December 30, 2017
Finished products	$1,047	$820
Raw materials and packaging	821	663
	$1,868	$1,483

Note 6: Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. As of the periods ended September 29, 2018 and December 30, 2017, the Company recorded a full valuation allowance on its deferred tax asset balances.

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended September 29, 2018 and September 30, 2017 are computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options outstanding during the same period, of which there were no such common stock equivalents during these periods. Not included in the calculation for September 29, 2018 and September 30, 2017 were 80,000 non-qualified options granted to directors that were antidilutive because the market price of the common stock as of September 29, 2018 and September 30, 2017 was less than the exercise prices of any of these options.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended September 29, 2018	Thirteen weeks ended September 30, 2017	Thirty-nine weeks ended September 29, 2018	Thirty-nine weeks ended September 30, 2017
Numerator
Net income(loss)-basic and diluted	$(96)	$323	$320	$420

Denominator
Weighted average common shares- basic and diluted	5,153,706	5,153,706	5,153,706	5,153,706
Earnings (loss) per common share-basic and diluted	$(0.02)	$0.06	$0.06	$0.08

Note 8: Fixed Assets

Fixed assets consist of the following:

	September 29, 2018	December 30, 2017
Automobile	$29	$29
Construction in progress (CIP)	132	—
	161	29
Less: accumulated depreciation	(24)	(19)
Fixed assets, net	$137	$10

Depreciation expense for the thirteen and thirty-nine weeks ended September 29, 2018 was $2 and $5, respectively. Depreciation expense for the thirteen and thirty-nine weeks ended September 30, 2017 was $1 and $4, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” There were no awards issued in the thirty-nine week periods ended September 29, 2018 or September 30, 2017, as well as no activity. As of September 29, 2018, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 10: Notes Payable

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan required 60 monthly payments of $0.535 through August 2019. Interest was charged at a fixed nominal rate of 4.64%. The loan was fully paid off in May 2018.

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

	September 29, 2018	December 30, 2017
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11: Revenue

Revenue relating to the delivery of products is recognized at a point in time based on actual products and quantity shipped, which can vary from purchase order to purchase order, and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, and spoilage discounts.

Revenues by geographical region are as follows:

	Thirteen Weeks ended September 29, 2018	Thirteen Weeks ended September 30, 2017	Thirty-Nine Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 30, 2017
Revenues by geography:
Americas	$2,642	$3,175	$9,016	$9,487
Europe	96	31	326	275
Asia Pacific and Africa	60	74	238	212
Middle East	43	46	478	281
	$2,841	$3,326	$10,058	$10,255

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Sales in the United States accounted for approximately 89% and 95% of revenues in the Americas in the 2018 and 2017 thirteen week periods, respectively. Sales in the United States accounted for approximately 90% and 94% of revenues in the Americas in the 2018 and 2017 thirty-nine week periods, respectively. All of the Company’s assets are located in the United States.

Beginning in the first quarter of 2017, the Company elected to combine the frozen desserts and frozen foods categories into one category as frozen food revenues are not material.

Net sales by major product category:

	Thirteen Weeks ended September 29, 2018	Thirteen Weeks ended September 30, 2017	Thirty-Nine Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 30, 2017
Cheeses	$2,311	$2,516	$8,184	$7,907
Frozen Desserts and Foods	530	810	1,874	2,348
	$2,841	$3,326	$10,058	$10,255

Timing of revenue recognition:

	Thirteen Weeks ended September 29, 2018	Thirteen Weeks ended September 30, 2017	Thirty-Nine Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 30, 2017
Products transferred at a point in time	$2,841	$3,326	$10,058	$10,255
	$2,841	$3,326	$10,058	$10,255

Contract balances:
	September 29, 2018	September 30, 2017
Receivables, which are included in accounts receivable, net	$1,941	$2,308
Deferred revenue, current portion	$61	$103

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

Revenue Recognition. We primarily sell non-dairy soy-based frozen desserts, cheeses and other food products as detailed in Note 11 Revenue. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Fixed Assets. Fixed assets consist of a company automobile used for advertising and trade show purposes. Amortization is provided by charges to income using the straight-line method over the useful life of five years. During the third quarter of 2018, we spent $132,000 on additional equipment to be used at our new co-packer’s frozen dessert facility. We anticipate that this equipment will begin being used in operations in the first quarter of 2019.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Stock Based Compensation. Our company follows the provisions of ASC 718 Share-Based Payment. We use the Black-Scholes option pricing model to measure the estimated fair value of the options under ASC 718. Stock-based compensation expense is recognized over the requisite service period.

Recent accounting pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date. Beginning the thirteen weeks ending March 30, 2019 and each subsequent interim period, we will be required to present an analysis of changes in each caption of the stockholders’ equity presented in the balance sheet within a note or separate statement.

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

Results of Operations

Thirteen Weeks Ended September 29, 2018 Compared with Thirteen Weeks Ended September 30, 2017

Net sales for the thirteen weeks ended September 29, 2018 were $2,841,000, a decrease of $485,000, or 15%, from net sales of $3,326,000 for the thirteen weeks ended September 30, 2017. The decrease is primarily attributable to a $280,000 decline in frozen dessert and frozen food products sales to $530,000 in the thirteen weeks ended September 29, 2018 from $810,000 for the thirteen weeks ended September 30, 2017. Frozen dessert sales were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. We encountered some start-up delays in our new facility. We resumed production of Yours Truly Cones in our new facility in September and believe that our stick novelties will be back in production in the first quarter of 2019. Sales of plant-based cheese products decreased to $2,311,000 in the 2018 period from $2,516,000 in the 2017 period due to a decrease in our export cheese business. Our export vegan cheese sales were negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations have significantly increased the time it takes to get shipments cleared through customs in Israel as government officials implement the new requirements. We anticipate that these issues will be resolved during the fourth quarter of this year. We also anticipate that our revenues will benefit from the introduction of new plant-based dips in the fourth quarter of 2018.

Our gross profit decreased to $828,000 in the thirteen weeks ended September 29, 2018 from $1,267,000 in the thirteen weeks ended September 30, to 2017. Our gross profit percentage was 29% for the thirteen weeks ending September 29, 2018 compared to 38% for the thirteen weeks ending September 30, 2017. Sales allowances for the thirteen weeks ended September 29, 2018 increased to $384,000 compared to $351,000 for the thirteen weeks ended September 30, 2017, which negatively impacted our gross profit percentage. Freight out expense, a significant part of our cost of sales, decreased by $39,000, or 18%, to $175,000 for the thirteen weeks ended September 29, 2018 compared with $214,000 for the thirteen weeks ended September 30, 2017. As a percentage of sales, freight out expense was unchanged at 6% for the thirteen weeks ended September 29, 2018 compared to 6% for the thirteen weeks ended September 30, 2017. Our gross profit percentage was also negatively impacted by the start-up costs and production issues at our new frozen dessert co-packing facility. Such one-time costs were approximately $50,000 and included, but were not limited to, installation costs of the new Cutie equipment and modifications to the plant, trial runs that resulted in unusable product, and increased costs for ingredients and packaging for scaled down order requirements. All such costs were expensed in the third quarter and we do not expect any additional costs during the fourth quarter of this year. We expect these costs will decrease as our new facility increases its operating efficiencies.

We anticipate that our freight cost as a percentage of sales for the balance of fiscal 2018 and fiscal 2019 will increase due to the implementation of the ELD (Electronic Logging Device) Mandate and to higher fuel costs. The ELD Mandate was established by the Federal Motor Carrier Safety Administration and all commercial trucking was required to adopt these rules as of January 1, 2018. The major purpose of this requirement is to track and record a driver’s hours of service electronically to make sure that all drive segments are captured for reasons of safety. The anticipated net effect for companies using commercial vehicles as their mode of distribution will be an increase in freight costs.

Selling expenses decreased by $15,000, or 5%, to $321,000 for the thirteen weeks ended September 29, 2018 from $336,000 for the thirteen weeks ended September 30, 2017. This decrease was principally due to decreases in outside warehouse rental expense of $16,000, and commission expense of $13,000, which were partly offset by increases in messenger expense of $4,000 and travel, entertainment and auto expense of $8,000. We anticipate that our selling expenses will remain at the same level for the balance of 2018.

Marketing expenses increased by $16,000, or 30%, to $70,000 for the thirteen weeks ended September 29, 2018 from $54,000 for the thirteen weeks ended September 30, 2017, due to an increase in artwork and plate expense of $14,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2018.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $5,000 or 6%, to $77,000 for the thirteen weeks ended September 29, 2018 from $82,000 for the thirteen weeks ended September 30, 2017, primarily due to a decrease in travel, entertainment and auto expense of $11,000 and lab and supplies expense of $5,000, which were partially offset by an increase in payroll expense of $7,000 and equipment repair expense of $4,000. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2018.

General and administrative expenses decreased by $15,000, or 3%, to $450,000 for the thirteen weeks ended September 29, 2018 from $465,000 for the thirteen weeks ended September 30, 2017 due to decreases in general insurance expense of $10,000, professional fees and outside services expense of $6,000, and public relations expense of $6,000, which were partially offset by increases in travel, entertainment and auto expense of $6,000 and office supplies expense of $4,000. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2018.

We have computed tax expense based on actual results as we cannot determine projected results with enough precision to determine an annual effective tax rate. We had no income tax expense for the thirteen weeks ended September 29, 2018 and the thirteen weeks ended September 30, 2017, due to the utilization of net operating loss carryforwards that are offset by a full valuation allowance.

Thirty-Nine Weeks Ended September 29, 2018 Compared with Thirty-Nine Weeks Ended September 30, 2017

Net sales for the thirty-nine weeks ended September 29, 2018 were $10,058,000, a decrease of $197,000, or 2%, from net sales of $10,255,000 for the thirty-nine weeks ended September 30, 2017. Sales of our frozen dessert and frozen food products decreased to $1,874,000 in the thirty-nine weeks ended September 29, 2018 from $2,348,000 for the thirty-nine weeks ended September 30, 2017. Sales of plant-based cheese products increased to $8,184,000 in the 2018 period from $7,907,000 in the 2017 period. Sales of our frozen dessert products were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. We resumed production of Yours Truly Cones in our new facility in September and believe that our stick novelties will be back in production in the first quarter of 2019. Sales of our vegan plant-based cheese product line increased due to an increase in both our export and domestic cheese business.

Our gross profit decreased to $3,122,000 in the thirty-nine week period ended September 29, 2018 from $3,454,000 in the thirty-nine week period ended September 30, 2017. Our gross profit percentage was 31% for thirty-nine week period ending September 29, 2018 compared to 34% for the thirty-nine weeks ending September 30, 2017. Freight out expense, a significant part of our cost of sales, decreased slightly by $25,000, or 3%, to $712,000 for the thirty-nine weeks ended September 29, 2018 compared with $737,000 for the thirty-nine weeks ended September 30, 2017. As a percentage of sales, freight out expense was 7% in the 2018 and 2017 thirty-nine week periods. We anticipate that our freight cost as a percentage of sales in the remainder of fiscal 2018 and in fiscal 2018 will increase due to the implementation of the ELD Mandate and to higher fuel costs. Our gross profit percentage was also negatively impacted by the start-up costs and production issues at our new frozen dessert co-packing facility. Such one-time costs were approximately $50,000 and included, but were not limited to, installation costs of the new Cutie equipment and modifications to the plant, trial runs that resulted in unusable product, and increased costs for ingredients and packaging for scaled down order requirements. All such costs were expensed in the third quarter and we do not expect any additional costs during the fourth quarter of this year. We expect these costs will decrease as our new facility increases its operating efficiencies.

Selling expenses decreased by $109,000, or 10%, to $1,024,000 for the thirty-nine weeks ended September 29, 2018 from $1,133,000 for the thirty-nine weeks ended September 30, 2017. This decrease was due to decreases in payroll expense of $29,000, commissions expense of $42,000 and outside warehouse rental expense of $58,000, which were partially offset by an increase in meetings and conventions expense of $13,000. The decrease in payroll expense was due to one less person in sales. The decrease in commission expense was due to an increase in sales to house accounts for which we pay no commissions to brokers. The decrease in outside warehouse rental was due to lower inventory balances throughout most of the 2018 thirty-nine week period.

Marketing expenses decreased slightly by $4,000, or 2%, to $208,000 for the thirty-nine weeks ended September 29, 2018 from $212,000 for the thirty-nine weeks ended September 30, 2017, due a decrease in promotion expense of $33,000, which was partially offset by increases in artwork and plates expense of $21,000, and advertising expense of $3,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $8,000, or 3%, to $291,000 for the thirty-nine weeks ended September 29, 2018 from $283,000 for the thirty-nine weeks ended September 30, 2017, due primarily to increases in professional fees and outside services expense of $10,000 and payroll expense of $20,000, which were partially offset by a decrease in lab costs and supplies of $11,000. Payroll expense increased as a result of hiring one additional person.

General and administrative expenses decreased by $127,000, or 9%, to $1,255,000 for the thirty-nine weeks ended September 29, 2018 from $1,382,000 for the thirty-nine weeks ended September 30, 2017. This decrease was a result of decreases in stock option expense of $68,000, payroll expense of $11,000, professional fees and outside services expense of $21,000, general insurance expense of $17,000, utility expense of $7,000 and IT expense of $5,000, which were partially offset by increases in office supply expense of $5,000 and building maintenance and repair expense of $3,000.

We have computed tax expense based on actual results as we cannot determine projected results with enough precision to determine an annual effective tax rate. We had no income tax expense other than state taxes of $5,000 for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, due to the utilization of net operating loss carryforwards that are offset by a full valuation allowance.

Liquidity and Capital Resources

As of September 29, 2018, we had approximately $465,000 in cash and cash equivalents and our working capital was approximately $3,910,000, compared with approximately $1,414,000 in cash and cash equivalents and working capital of $3,721,000 at December 30, 2017. Our current and quick acid test ratios were 9.1 and 5.2 respectively, as of September 29, 2018 compared with 4.4 and 2.9, respectively, as of December 30, 2017.

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

The following table summarizes our cash flows for the periods presented:

	Thirty-Nine Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 30, 2017
Net cash (used in) provided by operating activities	$(807,00)	$377,000
Cash used in investing activities, net	(132,000)	—
Net cash used in financing activities	(10,000)	(4,000)
Net (decrease) increase in cash and cash equivalents	$(949,000)	$373,000

Net cash used in operating activities for the thirty-nine weeks ended September 29, 2018 was $807,000 compared to $377,000 provided by operating activities for the thirty-nine weeks ended September 30, 2017. Net cash used in operating activities for the thirty-nine weeks ended September 29, 2018 was primarily a result of the operating loss, increases in inventory, accounts receivable, and a reduction in current liabilities. Inventory increased due a large increase in our frozen dessert inventory that was the result of the start-up of our new frozen dessert facility which enabled us to significantly increase our inventory of Cuties for the summer selling season. Net cash used in investing activities of $132,000 in the 2018 period was to acquire additional equipment at our new frozen dessert novelties co-packer facility. Net cash used in financing activities for the thirty-nine weeks ended September 29, 2018 was $10,000 compared to $4,000 used in financing activities for the thirty-nine weeks ended September 30, 2017.

We believe our existing cash and cash equivalents, working capital and our expected cash flows from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 29, 2018, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of September 29, 2018, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 29, 2018.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of September 29, 2018 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We are seeking ways to remediate these weaknesses, which stem from our small workforce, which consisted of ten employees at September 29, 2018, that will not require us to hire additional personnel.

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

Date: November 13, 2018

