Form 10-K
period 2018-12-29
TOFUTTI BRANDS INC
filed 2019-03-29
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2018

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

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $4,026,741.

As of March 25, 2019, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand dairy free, vegan frozen desserts, cheeses and other food products. TOFUTTI products are soy and other vegetable protein-based, vegan, dairy free products which contain no butterfat, cholesterol or lactose.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week period ended December 29, 2018 (fiscal 2018) and the fifty-two week period ended December 30, 2017 (fiscal 2017).

PART I

Item 1. Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand dairy free, vegan frozen desserts, cheeses and other food products. TOFUTTI products are vegan, dairy free products which contain no butterfat, cholesterol or lactose and use soy and other vegetable proteins. Our products are 100% dairy free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from corn and palm oils, each naturally lower in saturated fat than dairy products. With the exception of Mintz’s Blintzes, all of our products are completely vegan and our vegan cheese products are gluten free as well. In addition, all of our products are certified kosher-parve and all of our vegan cheese products are also certified halal.

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

STRATEGY

Our objective is to be a leading provider of dairy free, vegan food products, primarily cheese products and frozen desserts, to supermarkets, health food stores, and food service customers in the United States and abroad. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

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

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three gallon bulk cans and one soft-serve flavor.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of four different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip. Like all our frozen dessert products, they are completely trans-fat free, including the wafers.

♦	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in three flavors, plain, Herb & Chives, and Garlic & Herb and is available in 8 oz. retail packages and in 5 lb. containers and 30 lb. bulk boxes for food service customers.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

♦	SOUR SUPREME® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. SOUR SUPREME has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, SOUR SUPREME is available nationally in many health food stores and select supermarkets.

♦	TOFUTTI VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors: Mozzarella and American. The Mozzarella version is also available in 40 lb. blocks for food service customers.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

♦	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores and can be served hot, warm, or slightly chilled as a main meal or a snack.

Planned 2019 Product Introductions

We plan to reintroduce our TOFUTTI MARRYME® BARS, CHOCOLATE FUDGE TREATS, and TOTALLY FUDGE POPS in the second quarter of 2019. We also plan to introduce a new line of vegan dips and shredded cheddar and mozzarella vegan cheeses in the third quarter of 2019.

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

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through thirty-nine (39) distributors to the national health food market.

Our sales to health food accounts in fiscal 2018 decreased to $5,850,000, or 45% of total sales, from approximately $6,916,000, or 49% of total sales, in fiscal 2017, due to the decline in frozen dessert sales to health food accounts. Our sales to the kosher market increased to $1,498,000, or 11% of sales, in fiscal 2018, from sales of approximately $1,364,000, or 10% of sales, in fiscal 2017.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended		Fiscal Year ended
	December 29, 2018		December 30, 2017
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	$2,068	16%	$2,160	15%
Metropolitan New York	1,901	15%	1,973	14%
California	1,633	12%	2,018	14%
Florida	851	7%	1,263	9%
New England	809	6%	949	7%
Northwest	711	5%	1,038	7%
Upstate New York	636	5%	768	5%
Southeast	617	5%	692	5%
Mid-Atlantic	498	4%	625	4%
Southwest	416	3%	500	4%
Rocky Mountains	277	2%	329	2%

During fiscal 2018, we shipped our products to distributors in Australia, Canada, Egypt, England, Ireland, Israel, Mexico, Panama, and South Africa. Our distributor in England acts as our master distributor for all of Europe and part of the Middle East, excluding Israel, and sells our products into approximately twenty other countries. Sales to foreign distributors increased to $2,333,000, or 18% of sales, in fiscal 2018, from $1,663,000, or 12% of sales, in fiscal 2017. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2018 and 2017, our product development expenses were approximately $410,000 and $393,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

For the years ended December 29, 2018 and December 30, 2017, we purchased approximately 49% and 41% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 20% and 17%, respectively, of our finished goods from Ice Cream Specialties and Luke’s Ice Cream, our former and current frozen dessert novelty co-packers.

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

In September 2016, we were notified by Ice Cream Specialties, the co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, that they would cease manufacturing those products by the end of January 2018. In April 2018 we began production of our Tofutti Cuties at Luke’s Ice Cream, located in Florida. Luke’s Ice Cream began manufacturing Yours Truly Cones in November 2018 and will begin the manufacture of our frozen dessert novelty bars in the second quarter of 2019.

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

The Food, Drug and Cosmetic Act, the Food Safety Modernization Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to our products. Our frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming. Additionally, many of our major customers now require that any food products that they purchase be produced in Safe Quality Food, or SQF, manufacturing facilities. The SQF program is recognized by the Global Food Safety Initiative and provides a rigorous system to manage food safety risks and provide safe products use by companies in the food industry. All of our current co-packers are SQF certified or are in the process of becoming certified.

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

EMPLOYEES

We employed nine persons on a full-time basis in fiscal 2018 and eight persons on a full-time basis in fiscal 2017. We do not have any collective bargaining agreements with our employees.

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

While we returned to profitable operations in fiscal 2016 and maintained profitable operations in 2017 and 2018, we incurred losses in prior years. As of December 29, 2018, we had $558,000 in cash and cash equivalents and our working capital was $3,896,000. Our cash and cash equivalents decreased from $1,414,000 as of December 29, 2018 as a result of increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses. The lack of sufficient working capital has negatively impacted our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the year ended December 29, 2018, we purchased approximately 49% of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and purchased approximately 20% of our finished goods from Ice Cream Specialties and Luke’s Ice Cream, our former and current frozen dessert novelty co-packers.

In September 2016, we were notified by Ice Cream Specialties, the then co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, that they would cease manufacturing those products by the end of January 2018. In April 2018 we began production of our Tofutti Cuties at Luke’s Ice Cream, located in Florida. Luke’s began manufacturing Yours Truly Cones in November 2018 and we expect that they will initiate the manufacture of our frozen dessert novelty bars in the second quarter of 2019. Our frozen dessert pints are produced by Leiby’s Dairy in Pennsylvania. Any future disruption in supply could have a further material adverse effect on our company.

We have little control over the suppliers of ingredients to our co-packers. Disruptions in these relationships may reduce our sales and revenues. Overall difficulty of suppliers meeting product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact our sales which, in turn, would adversely affect our business and operating results. We believe that, if necessary, we could obtain available alternative sources of supply for each of our products. Depending on the product, that might entail using more than one source of supply.

Our operations may be adversely affected by failure to maintain or renegotiate distribution, supply or manufacturing agreements on favorable terms.

We have a number of distribution, supply and co-packing agreements for our supplies and products. These agreements vary depending on the particular supply and/or product. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative effect on our results of operations and financial condition.

We are indebted to our Chairman and Chief Executive Officer pursuant to a promissory note which is secured by substantially all of our assets. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

On January 6, 2016, we received a $500,000 loan from Mr. David Mintz, our Chairman of the Board and Chief Executive Officer. The loan bears interest at 5% per annum and may be prepaid in whole or in part at any time without premium or penalty. The loan is secured by substantially all of our assets and is convertible into shares of our common stock at a conversion price of $4.01 per share, at the option of the holder. Initially due on December 31, 2017, the loan has been extended until December 31, 2020.

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

Our success is significantly dependent on the services of David Mintz (age 87), Chief Executive Officer, and Steven Kass (age 67), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

We may not be able to compete effectively in the highly competitive frozen dessert and health food markets.

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

Economic conditions adversely affecting consumer discretionary spending may negatively impact our business and operating results.

We believe that our revenues and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. In an economic downturn our business and results of operations could be materially and adversely affected.

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

In fiscal 2018, approximately 18% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

Incidents involving food-borne illnesses, food tampering, or food contamination involving our products or our supply chain could create negative publicity and significantly harm our operating results.

While we and our co-packers dedicate substantial resources to food safety matters to enable customers to enjoy safe, quality food products, food safety events, including instances of food-borne illness (such as salmonella or E. Coli), have occurred in the food industry in the past, and could occur in the future. Instances or reports, whether true or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during the growing, manufacturing, packaging, storing, or preparation of products, have in the past severely injured the reputations of companies in the frozen desert and dairy sectors and could affect us as well. Any report linking us, our suppliers or co-packers to food-borne illnesses or food tampering, contamination, mislabeling, or other food-safety issues could damage the value of our brands immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions), or other damages. In addition, food safety incidents, whether or not involving our brands, could result in negative publicity for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity may reduce demand for our products.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 29, 2018 because of the following material weaknesses in internal controls over financial reporting:

●	a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties and monitoring of internal controls.

Our failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.

Risks Relating to Our Common Stock

Our announced exploration of strategic alternatives has not resulted in any transaction, and speculation and uncertainty regarding the outcome of any further exploration of strategic alternatives may adversely impact our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $81,000 in both fiscal 2018 and fiscal 2017. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $448,000 and $507,000 during fiscal 2018 and 2017, respectively.

Item 3. Legal Proceedings.

We are not a party to any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange, or the AMEX, on October 29, 1985 and traded on the AMEX or its successor, NYSE MKT, under the symbol TOF until October 24, 2016 when our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB.

Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

The closing price for our common stock on March 25, 2019, as reported on the OTCQB, was $1.65.

Holders of Record

As of March 25, 2019, there were approximately 356 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of December 29, 2018, we had issued 80,000 non-qualified stock option awards under the Plan. No option awards were granted in the two fiscal years ended December 29, 2018. The Plan provides for grants of various types of awards (“Awards”) that are designed to attract and retain highly qualified employees and directors who will contribute to the success of the company and to provide incentives to participants in this Plan that are linked directly to increases in shareholder value which will, therefore, inure to the benefit of all of our shareholders. The Plan will expire on June 9, 2024. The Plan makes 250,000 shares of our common stock available for Awards under the Plan. The Plan also permits performance-based Awards paid under the Plan to be tax deductible to the company as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2018.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 29, 2018 (the fourth quarter of fiscal 2018).

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

Revenue Recognition. We primarily sell non-dairy soy-based cheeses, frozen desserts and other food products. We recognize revenue when control over the products transfers to our customers, which generally occurs when the product is shipped or picked up from one of our distribution locations by the customer. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts and reserve for sales promotions. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense account. We do not accrue interest on accounts receivable past due.

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

Fixed Assets. During fiscal 2018, we spent $121,000 on equipment to be used at our new co-packer’s frozen dessert facility. We anticipate that this equipment will begin being used in connection with the production of frozen stick novelty items in the second quarter of 2019. Depreciation will be provided by charges to income using the straight-line method over the useful life of ten years.

Income Taxes. The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record a valuation allowance against deferred tax assets which could result in additional income tax expense. We will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be sustained by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

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

Recent Accounting Pronouncements

Our company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for our company on December 30, 2018. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on December 30, 2018 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We did not elect the practical expedient to not separate lease and non-lease components for any of our leases.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and equipment operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

We currently expect to recognize additional operating liabilities of approximately $359,000 with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Effective December 31, 2017, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). In accordance with ASC 606, it was determined that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

ASC 606 was applied using the modified retrospective method. There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at December 31, 2017. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC” 605).

We generate revenues from the delivery of Tofutti branded plant-based cheeses, frozen desserts and other food products. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We recognizes revenue when obligations under the terms of a contract with customers are satisfied; generally, this occurs with the transfer of control of our products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by purchase orders (“contracts”) which specify quantity and product(s) ordered, shipping terms and certain aspects of the transaction price including discounts. Contracts are at standalone pricing that is governed by a pricing list. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control when the product is shipped or in most cases, picked up from one of our distribution locations, by the customer.

Key Factors Affecting Our Business

Our operations and the operating metrics discussed below have been, and will likely continue to be affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include among others, our lack of sufficient working capital, dependence on a few key distributors for a significant portion of our sales, dependence on several key suppliers to produce our products, our reliance on a limited number of key executives to manage our business, and competition. For further discussion of the factors affecting our results of operations, see “Risk Factors.”

We may not be able to maintain profitability in the future and may not have sufficient working capital to fund our operations in the future.

While our operations have been profitable for the last three fiscal years, we incurred losses in prior years. Our cash and cash equivalents decreased to $558,000 while our working capital increased to $3,896,000 as of December 29, 2018. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 42% and 47% of our net sales for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the year ended December 29, 2018, we purchased approximately 49% of our finished goods from Franklin Foods, our co-packer of BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products. We purchased 20% of our finished goods in fiscal 2018 from Ice Cream Specialties and Luke’s Ice Cream, our former and current frozen dessert novelty co-packers.

In September 2016, we were notified by Ice Cream Specialties, the co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, that they would cease manufacturing those products by the end of January 2018. In April 2018 we began production of our Tofutti Cuties at our new frozen dessert novelty co-packer, Luke’s Ice Cream, located in Florida. Luke’s began manufacturing Yours Truly Cones in November 2018 and we expect them to initiate the manufacture of our frozen dessert novelty bars in the second quarter of 2019. Our frozen dessert pints are produced by Leiby’s Dairy in Pennsylvania. Any future disruption in supply could have a material adverse effect on our company.

We have little control over the suppliers of ingredients to our co-packers. Disruptions in these relationships may reduce our sales and revenues. Overall difficulty of suppliers meeting product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact our sales which, in turn, would adversely affect our business and operating results. We believe that, if necessary, we could obtain available alternative sources of supply for each of our products. Depending on the product, that might entail using more than one source of supply.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 87), our Chief Executive Officer, and Steven Kass (age 67), our Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

Competition.

The dairy free, vegan frozen dessert and food and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets.

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

Fiscal Year Ended December 29, 2018 Compared with Fiscal Year Ended December 30, 2017

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week period ended December 29, 2018 (fiscal 2018) and the fifty-two week period ended December 30, 2017 (fiscal 2017).

Net sales for the fiscal year ended December 29, 2018 were $13,066,000, a decrease of $1,041,000, or 7%, from net sales of $14,107,000 for the fiscal year ended December 30, 2017. Sales of our frozen dessert and frozen food product lines decreased to $2,255,000 in fiscal 2018 from $2,870,000 in fiscal 2017. Our frozen dessert business continues to be negatively impacted by the overall sluggish sales in the ice cream category. Additionally, in September 2016, Ice Cream Specialties, the co-packer who manufactured our frozen dessert novelty products, which included Tofutti Cuties, Yours Truly Cones and stick novelties, notified us that they would completely cease manufacturing these products by the end of January 2018. The co-packer ceased manufacturing our stick novelties and Yours Truly Cones in June 2017. The unavailability of these items negatively impacted sales of our frozen desserts. Sales of vegan cheese products decreased to $10,811,000 in fiscal 2018 from $11,237,000 in fiscal 2017 due to a FDA industry-wide mandate that by June 2018 it would no longer be permissible to make and sell food products using partially hydrogenated fats. It took several months to transition our accounts purchasing those items to our other version of the Better Than Cream Cheese and Sour Supreme, which negatively impacted sales. All such accounts were successfully transitioned in 2018, and we expect sales of our cheese products to return to their former levels.

Our gross profit in the year ended December 29, 2018 decreased by $636,000 to $4,104,000 from $4,740,000, reflecting the decrease in sales and gross profit percentage. Our gross profit percentage for the year ended December 29, 2018 decreased to 31% from 34% for the year ended December 30, 2017. The decline in our gross profit percentage was due to initial start-up costs incurred in connection with re-starting the production of Tofutti Cuties and Yours Truly Cones with a new co-packer. Sales promotion and allowance expense was $1,513,000 for the year ended December 29, 2018 compared to $1,529,000 for the year ended December 30, 2017. We intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower-cost alternatives.

Freight out expense decreased to $918,000 for the year ended December 29, 2018 compared with $960,000 for the year ended December 30, 2017 due to the reduction in sales. Freight out cost as a percentage of sales in fiscal 2018 and fiscal 2017 was approximately 7%.

Selling and warehousing expenses decreased by $159,000, or 10%, to $1,357,000 for fiscal 2018 from $1,516,000 in fiscal 2017. This decrease was primarily attributable to decreases in commission expense of $108,000, outside warehouse rental expense of $59,000 and in payroll expense of $25,000. These decreases were partially offset by increases in travel, entertainment, auto and meetings and conventions expense of $23,000, and messenger expense of $9,000. The decrease in commission expense in fiscal 2018 was largely attributable to the decline in sales. We anticipate that selling expenses as a percentage of sales in fiscal 2019 will be comparable to or slightly less than in fiscal 2018.

Marketing expenses decreased in fiscal 2018 by $19,000, or 6%, to $294,000 from $313,000 in fiscal 2017 due to a decrease in promotion expense of $42,000, which was partially offset by an increase in artwork and plates expense of $22,000. We expect that marketing expenses in fiscal 2018 will be comparable to or slightly less than our expenses in fiscal 2017.

Product development expenses increased by $17,000, or 4%, to $410,000 in fiscal 2018 from $393,000 in fiscal 2017. The increase was primarily attributable to an increase in payroll expense of $34,000, which was partially offset by decreases in professional fees and outside services expense of $10,000, travel, entertainment and auto expense of $11,000, and lab costs and supplies expense of $5,000. We expect that product development costs will remain constant or decline slightly in fiscal 2019.

General and administrative expenses decreased by $97,000, or 5%, to $1,671,000 for fiscal 2018 from $1,768,000 for fiscal 2017. The decrease was primarily due to decreases in stock compensation expense of $69,000 as all options fully vested in fiscal 2017, professional fees and outside services expenses of $41,000, utilities expense of $9,000, increased bank fees, and increased general insurance expense. These decreases were partially offset by increases in payroll expense of $20,000, office supply expense of $6,000 and building maintenance and repairs expense of $5,000. We expect that general and administrative expenses will remain constant in fiscal 2019.

Overall, total operating expenses in fiscal 2018 decreased by $258,000, or 6%, to $3,732,000 compared to total operating expenses of $3,990,000 in fiscal 2017. We anticipate that our operating expenses in fiscal 2019 will remain comparable with fiscal 2018 expenses.

Income before income taxes decreased to $347,000 in fiscal 2018 as compared with income before income taxes of $724,000 in fiscal 2017, due to the reduction in sales.

Income tax benefit for the 2018 fiscal period was $160,000 compared to income tax expense of $20,000 for the 2017 fiscal period. Our income tax expense rate in 2017 resulted from our use of federal and state net operating loss carryforwards. Our income tax benefit during the 2018 fiscal period was due to a reversal of valuation allowance on deferred tax assets as we concluded we will be able to utilize such assets in future periods. As of December 29, 2018, we had no federal net operating loss carryforwards and $731,000 of state net operating loss carryforwards, which will begin to expire in 2033.

Liquidity and Capital Resources

At December 29, 2018, we had approximately $558,000 in cash and cash equivalents, our working capital was $3,896,000, and our current and quick acid test ratios, both measures of liquidity, were 7.1 and 4.4, respectively, as of December 29, 2018.

In fiscal 2014 and 2015, we incurred significant losses which resulted in a decrease in our capital resources. In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided our company with a loan of $500,000 which is secured by substantially all of our assets. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share at the option of the holder, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. Initially due December 31, 2017, the loan has been extended until December 31, 2020.

Cash Flows	Fiscal Year ended
	December 29, 2018	December 30, 2017
	(In thousands)
Net cash (used in) provided by operating activities	$(725)	$1,288
Net cash (used in) investing activities	(121)	—
Net cash (used in) financing activities	(10)	(6)
Net (decrease) increase in cash and cash equivalents	(856)	1,282
Cash and cash equivalents at beginning of year	1,414	132
Cash and cash equivalents at end of year	$558	$1,414

Cash used in operating activities for the year ended December 29, 2018 was $725,000 compared to $1,288,000 provided by operating activities for the year ended December 30, 2017. Net cash used in operating activities for the year ended December 29, 2018 was primarily the result of increases in accounts receivable of $463,000 and inventory of $336,000 and a decrease in accounts payable and accrued expenses of $414,000. These uses of cash were partially offset by net income of $507,000.

Cash used in investing activities was $121,000 for the fiscal year ended December 29, 2018 due to fixed asset purchases compared to no cash used in investing activities for the fiscal year ended December 30, 2017.

Cash used in financing activities was $10,000 for the fiscal year ended December 29, 2018 compared to $6,000 used in financing activities for the fiscal year ended December 30, 2017.

As a result of the foregoing, our cash and cash equivalents decreased to $558,000 at December 29, 2018 from $1,414,000 at December 30, 2017.

We believe our existing cash and cash equivalents on hand at December 29, 2018, existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Contractual Obligations

We had no material contractual obligations at December 29, 2018.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 29, 2018.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tofutti Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands, Inc. (the “Company”) as of December 29, 2018 and December 30, 2017, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 29, 2019

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$558	$1,414
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $491 and $386, respectively	2,128	1,770
Inventories, net	1,714	1,483
Prepaid expenses and other current assets	82	72
Deferred costs	54	86
Total current assets	4,536	4,825

Deferred tax assets	217	—
Fixed assets (net of accumulated depreciation of $0 and $19, respectively)	121	10

Other assets	16	16
	$4,890	$4,851

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable-current	$—	$6
Accounts payable	368	468
Accrued expenses	272	536
Deferred revenue	—	94
Total current liabilities	640	1,104

Convertible note payable-long term-related party	500	500
Note payable-long term	—	4
Total liabilities	1,140	1,608

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 29, 2018 and December 30, 2017	52	52
Additional paid-in capital	207	207
Retained earnings	3,491	2,984
Total stockholders’ equity	3,750	3,243
Total liabilities and stockholders’ equity	$4,890	$4,851

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF INCOME

(In thousands, except for per share data)

	Fiscal year ended December 29, 2018	Fiscal year ended December 30, 2017

Net sales	$13,066	$14,107
Cost of sales	8,962	9,367
Gross profit	4,104	4,740

Operating expenses:
Selling and warehousing	1,357	1,516
Marketing	294	313
Product development costs	410	393
General and administrative	1,671	1,768
Total operating expenses	3,732	3,990

Income from operations	372	750

Interest expense- related party	25	25
Interest expense-other	—	1
Income before provision for income tax	347	724
Income tax (benefit) expense	(160)	20

Net income	$507	$704

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net income per common share:
Basic and diluted	$0.10	$0.14

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years ended December 29, 2018 and December 30, 2017
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances December 31, 2016	5,153,706	$52	$138	$2,280	$2,470
Net income	—	—	—	704	704
Stock-based compensation	—	—	69	—	69
Balances December 30, 2017	5,153,706	52	207	2,984	3,243
Net income	—	—	—	507	507
Balances December 29, 2018	5,153,706	$52	$207	$3,491	$3,750

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended December 29, 2018	Fiscal Year ended December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507	$704
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation	10	5
Stock-based compensation expense	—	69
Provision for bad debts and sales promotions	105	16
Provision for inventory reserve	105	—
Deferred tax asset provision	(217)	—
Change in the unrecognized tax position	50	14
Change in assets and liabilities:
Accounts receivable	(463)	840
Inventories	(336)	82
Prepaid expenses	(10)	(6)
Deferred costs	32	14

Deferred revenue	(94)	(14)
Accounts payable and accrued expenses	(414)	(436)
Net cash flows (used in) provided by operating activities	(725)	1,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(121)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable obligation	(10)	(6)
Net cash flows used in financing activities	(10)	(6)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(856)	1,282
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	1,414	132
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$558	$1,414
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$5	$4
Interest expense- related party	$25	$25
Interest expense-other	$—	$1

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2018, Tofutti Brands, Inc. (the “Company”) had approximately $558 in cash compared to $1,414 at December 30, 2017. Net cash used in operating activities for the year ended December 29, 2018 was $725 compared to $1,288 provided by operating activities for the year ended December 30, 2017. Net cash used in operating activities for the year ended December 29, 2018 was primarily the result of increases in accounts receivable of $463 and inventory of $336 and decreases in accounts payable and accrued expenses of $414 and deferred revenue of $34. These uses of cash were partially offset by net income of $507.

Cash used in investing activities was $121 for the fiscal year ended December 29, 2018 compared to none for the fiscal year ended December 30, 2017.

Cash used in financing activities was $10 for the fiscal year ended December 29, 2018 compared to $6 used in financing activities for the fiscal year ended December 30, 2017.

The Company has historically financed operations and met capital requirements primarily through positive cash flow from operations. However, due to net losses and cash used in operations in prior years in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him. Initially due December 31, 2017, the loan has been extended until December 31, 2020.

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

Operating Segments. The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. While the Company has multiple products and or product groups, its goal is to focus on dairy free foods. The Company’s chief operating decision maker tracks revenue by product groups, but does not track more granular operating results by product group as many of the ingredients are similar amongst these groups. As a result, the Company has determined that it has only one operating segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free frozen desserts, frozen food products and soy and other vegetable protein-based cheese products. All long-lived assets are located in the United States, the Company’s country of domicile.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended December 29, 2018 and December 30, 2017, fiscal 2018 and fiscal 2017, respectively.

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

Revenue Recognition – The Company primarily sell dairy free, vegan cheeses, frozen desserts and other food products as detailed in Note 9 Revenue. The Company recognizes revenue when control over the products transfers to its customers, which generally occurs upon delivery or shipment of the products. The Company accounts for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfillment costs in accordance with U.S. GAAP and our inventory policies. The Company generally does not have any unbilled receivables at the end of a period.

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

During the fiscal years ended December 29, 2018 and December 30, 2017, the Company derived approximately 82% and 88% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of three customers represented approximately 51% of total accounts receivable at December 29, 2018, and three customers represented approximately 45% of total accounts receivable at December 30, 2017. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 42% and 47% of the Company’s net sales for the fiscal years ended December 29, 2018 and December 30, 2017.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Accounts Receivable - The majority of the Company’s accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts and reserve for sales promotion. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not accrue interest on accounts receivable past due.

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

Inventories - Inventory is stated at lower of cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand or approaching expiration are written down and charged to the provision for inventories. At the point of which loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

The Company purchased approximately 49% and 41% of its finished products from one supplier and 20% and 17% of its finished products from another supplier during the periods ended December 29, 2018 and December 30, 2017, respectively.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets. The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be sustained by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Stock-based compensation - The Company accounts for stock-based awards to employees and directors in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” Under ASC 718, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period on a straight-line basis. The Company values its stock option using the Black-Scholes option pricing model.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Earnings Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding. For the fiscal years ended December 29, 2018 and December 30, 2017, stock equivalents of 80,000 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive because the strike price was greater than the quoted market value at such date.

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017
Net income, numerator, basic and diluted computation	$507	$704

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Earnings per common share:
Basic and diluted	$0.10	$0.14

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $918 and $960 during the fiscal years ended December 29, 2018 and December 30, 2017, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $188 and $192 during the fiscal years December 29, 2018 and December 30, 2017, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $410 and $393 during the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

Recent Accounting Pronouncements – The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The new standard was effective for the Company on December 30, 2018. We adopted the new standard on December 30, 2018. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on December 30, 2018 and used the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company did not elect the practical expedient to not separate lease and non-lease components for any of its leases.

The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its real estate and equipment operating leases and providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.

The Company currently expects to recognize additional operating liabilities of approximately $370,000 with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Effective December 31, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). In accordance with ASC 606, it was determined that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

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

NOTE 3: INVENTORIES

Inventories consist of the following:

	December 29, 2018	December 30, 2017
Finished products	$1,061	$820
Raw materials and packaging	653	663
	$1,714	$1,483

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

	December 29, 2018	December 30, 2017
Automobile	$—	$29
Manufacturing equipment installed at co-packer	121	—
Less: accumulated depreciation	—	(19)
Fixed assets, net	$121	$10

Depreciation expense as of year-end December 29, 2018 and December 30, 2017 was $10 and $5, respectively. During the fourth quarter of fiscal 2018, an automobile with a net book value of $3 was sold to a related party for $3. Proceeds from the sale were received in the first quarter of fiscal 2019.

NOTE 5: STOCK OPTIONS

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2014 Plan made 250,000 shares of Common Stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of December 29, 2018, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following is a summary of stock option activity from December 30, 2017 to December 29, 2018:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 30, 2017	80,000	4.42
Granted	—	—
Exercised	—	—
Outstanding at December 29, 2018	80,000	4.42
Exercisable at December 29, 2018	80,000	4.42

The following table summarizes information about stock options outstanding at December 29, 2018:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$4.39-4.46	80,000	1.31	$4.42	80,000

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

As of December 29, 2018, the intrinsic value of the options outstanding and exercisable was immaterial, and there was $0 of total unrecognized compensation cost.

NOTE 6: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $81 in fiscal 2018 and fiscal 2017. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 7: INCOME TAXES

The Company calculates its provision for federal and state income taxes based on current tax law. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 (“Enactment Date”) and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. Although most provisions of tax reform were not effective until 2018, the Company was required to record the effect of a change in tax law as of the Enactment Date on its deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets, and there was no income tax expense recorded related to this change as of December 30, 2017. As of the Enactment Date, the Company estimates that its deferred tax asset and related valuation allowance were each reduced by approximately $155.

Additionally, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the Enactment Date. SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. As of December 29, 2018, the Company has completed the accounting of the effects of the Act and has no adjustments to the effects recorded at December 30, 2017.

The components of income tax (benefit) expense for the fiscal years ended December 29, 2018 and December 30, 2017 are as follows:

	December 29, 2018	December 30, 2017
Current:
Federal	$26	$14
State	31	6
	57	20
Deferred
Federal	$(171)	—
State	(46)	—
	(217)	—

Total income tax (benefit) expense	$(160)	$20

A reconciliation between the expected federal tax expense at the statutory tax rates of 21% and 34% and the Company’s actual tax expense for the fiscal years ended December 29, 2018 and December 30, 2017, respectively, follows:

	December 29, 2018	December 30, 2017
Income tax expense computed at federal statutory rate	$73	$246
State income taxes, net of federal income tax benefit	12	6
Permanent items	7	10
Change in federal valuation allowance	(290)	(392)
Increase in unrecognized tax position	50	14
Other	(12)	(19)
Change in Tax Cut and Jobs Act	—	155
	$(160)	$20

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Deferred tax assets for the fiscal years ended December 29, 2018 and December 30, 2017 consist of the following components:

	December 29, 2018	December 30, 2017
Allowance for doubtful accounts	$118	$89
Inventory	26	24
Federal and state net operating loss	22	128
Other	51	49
Valuation allowance	—	(290)
Deferred tax asset	$217	$—

At December 29, 2018, the Company had no federal net operating loss carryforwards and $731 of state operating loss carryforwards, net, which will begin to expire in 2033.

Management has concluded that based upon all available evidence, including generating taxable income for the past three fiscal years and future forecasts, that it is more likely than not that the deferred tax assets will be utilized and has reversed the valuation allowance on the Company’s deferred tax assets as of December 29, 2018.

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be sustained by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 29, 2018 and December 30, 2017:

Balance at December 31, 2016	136
Increase due to reserves and tax positions related to current year	44
Decrease due to Tax Cut and Jobs Act	(49)
Balance at December 30, 2017	131
Increase due to reserves and tax positions related to current year	41
Balance at December 29, 2018	172

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $29 and $21 of accrued interest and penalties related to uncertain tax positions at December 29, 2018 and December 30, 2017, respectively. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $201. The liability at December 29, 2018 for uncertain tax positions is included in accrued expenses.

NOTE 8: NOTES PAYABLE

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan required 60 monthly payments of $0.535 through August 2019. Interest was charged at a fixed nominal rate of 4.64%. The loan was fully paid off in May 2018.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2020. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of the Company’s common stock on the date the promissory note was entered into, at the option of the holder. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	December 29, 2018	December 30, 2017
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

NOTE 9: REVENUE

Revenues by geographical region are as follows:

	December 29, 2018	December 30, 2017
Revenues by geography:
Americas	$11,847	$13,132
Europe	498	412
Middle East	483	351
Asia Pacific and Africa	238	212
	$13,066	$14,107

Approximately 92% in fiscal 2018 and 95% in fiscal 2017 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	December 29, 2018	December 30, 2017
Cheeses	$10,811	$11,237
Frozen Desserts and Foods	2,255	2,870
	$13,066	$14,107

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Timing of revenue recognition:

	Year ended December 29, 2018	Year ended December 30, 2017
Products transferred at a point in time	$13,066	$14,107
	$13,066	$14,107

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 29, 2018, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2018.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 29, 2018 because of the following material weaknesses in internal controls over financial reporting:

●	A continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties and monitoring of internal controls.

Remediation

We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 29, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	87	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	67	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	66	Director
Joseph N. Himy	49	Director
Scott Korman	64	Director
Franklyn Snitow	72	Director

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2018 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2018 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz	2018	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2017	450,000	—	—	—	—	—	450,000
and Director	2016	450,000	—	—	—	—	—	450,000

Steven Kass	2018	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2017	125,000	—	—	—	—	—	125,000
	2016	125,000	—	—	—	—	—	125,000

(1)	The dollar amounts in the Option Awards column above reflect the fair value of options as of the grant date for the year ended December 29, 2018, in accordance with ASC 718 and, therefore, do not necessarily reflect actual benefits received by any individual. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended December 29, 2018.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2018 and 2017 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2018

During the fiscal year ended December 29, 2018, no grants were made under our 2014 Equity Incentive Plan.

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

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 29, 2018 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 29, 2018. Each non-employee director, other than Mr. Korman, is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	12,000	—	—	—	—	—	12,000
Joseph N. Himy	4,000	—	—	—	—	—	4,000
Scott Korman	1,500	—	—	—	—	—	1,500
Franklyn Snitow	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 25, 2019 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
David Mintz	2,770,128	(4)	53.7%
Steven Kass	220,000		4.3%
Franklyn Snitow	48,100	(5)	*
Neal S. Axelrod	15,000	(6)	*
Joseph N. Himy	15,000	(6)	*
Scott Korman	15,000	(6)	*
All Executive Officers and Directors as a group (6 persons)	3,130,218	(7)	58.75%

* Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod and Himy is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2019 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2019.
(4)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.
(5)	Includes 15,000 shares issuable upon the exercise of currently exercisable stock options.
(6)	Issuable upon the exercise of currently exercisable stock options
(7)	Includes 75,000 shares issuable upon the exercise of currently exercisable stock options and 124,688 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided us with a loan of $500,000, which has been extended to come due on December 31, 2020. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into.

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

Item 14. Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed for each of the fiscal years ended December 29, 2018 and December 30, 2017 for services rendered by EisnerAmper LLP, our independent registered accounting firm.

	Fiscal 2018	Fiscal 2017
Audit fees	$85,280	$84,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$85,280	$84,000
Tax fees	-	-
All other fees	-	-
Total fees	$85,280	$84,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2018 and 2017, we incurred audit fees with EisnerAmper LLP in the amount of $84,440 and $82,000, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2018 or 2017.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by EisnerAmper LLP in fiscal 2018 or 2017. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)
3.2	By-laws(2)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan(3)
10.1	Promissory Note(4)
10.2	Security Agreement(5)
23.1	Consent of EisnerAmper LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	Schema Document
101.CAL	Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Labels Linkbase Document
101.PRE	Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.
(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.
(3)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.
(4)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K bearing a cover date of January 6, 2016 and hereby incorporated by reference thereto.
(5)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K bearing a cover date of January 6, 2016 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2019.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz	/s/ Joseph N. Himy
David Mintz Chairman of the Board and Chief Executive Officer	Joseph N. Himy Director

/s/ Steven Kass	/s/ Scott Korman
Steven Kass Secretary, Treasurer and Chief Financial and Principal Accounting Officer	Scott Korman Director

/s/ Neal S. Axelrod	/s/ Franklyn Korman
Neal S. Axelrod Director	Franklyn Snitow Director

