Form 10-Q
period 2019-03-30
TOFUTTI BRANDS INC
filed 2019-05-14
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2019

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

As of May 13, 2019 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	March 30, 2019	December 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$591	$558
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $506 and $491,respectively	1,685	2,128
Inventories, net	2,331	1,714
Prepaid expenses and other current assets	67	82
Deferred costs	—	54
Total current assets	4,674	4,536

Deferred tax assets	217	217
Fixed assets	150	121

Other assets	339	16
	$5,380	$4,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$562	$368
Accrued expenses	310	272
Total current liabilities	872	640

Convertible note payable-long term-related party	500	500
Other liabilities	235	—

Total liabilities	1,607	1,140

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at March 30, 2019 and December 29, 2018	52	52
Additional paid-in capital	207	207
Retained earnings	3,514	3,491
Total stockholders’ equity	3,773	3,750
Total liabilities and stockholders’ equity	$5,380	$4,890

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended March 30, 2019	Thirteen weeks ended March 31, 2018

Net sales	$3,501	$3,774
Cost of sales	2,518	2,494
Gross profit	983	1,280
Operating expenses:
Selling	397	355
Marketing	84	82
Research and development	58	106
General and administrative	409	399
	948	942

Income before interest expense and income taxes	35	338

Interest expense	6	6

Income before income taxes	29	332

Income tax expense	6	5

Net income	$23	$327

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154

Earnings per common share:
Basic and diluted	$0.00	$0.06

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Thirteen Week Period Ended March 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2018	$52	$207	$3,491	$3,750
Net income	—	—	23	23
March 30, 2019	$52	$207	$3,514	$3,773

	Thirteen Week Period Ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2017	$52	$207	$2,984	$3,243
Net income	—	—	327	327
March 31, 2018	$52	$207	$3,311	$3,570

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen weeks ended March 30, 2019	Thirteen weeks ended March 31, 2018

Cash provided by (used in) operating activities, net	$62	$(651)

Cash used in investing activities, net	(29)	—

Cash used in financing activities, net	—	(2)

Net increase (decrease) in cash and cash equivalents	33	(653)

Cash and cash equivalents at beginning of period	558	1,414

Cash and cash equivalents at end of period	$591	$761

Supplemental cash flow information:
Income taxes paid	$6	$5
Interest expenses paid	$6	$6

Operating cash flows supplemental information:
Cash paid for amounts in the measurement of the operating lease liability	$25	—
Right of use assets obtained in exchange for operating lease liability	$362	—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1:	Liquidity and Capital Resources

At March 30, 2019, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $591 in cash compared to $558 at December 29, 2018. Net cash provided by operating activities for the thirteen weeks ended March 30, 2019 was $62 compared to $651 used in operating activities for the thirteen weeks ended March 31, 2018. Net cash used in investing activities for the thirteen weeks ended March 30, 2019 was $29 compared to $0 used in investing activities for the thirteen weeks ended March 31, 2018. Net cash used in financing activities for the thirteen weeks ended March 30, 2019 was $0 compared to $2 used in financing activities for the thirteen weeks ended March 31, 2018.

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

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new standard on December 30, 2018, the first day of fiscal 2019. The Company used the modified retrospective transition approach with the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.

The adoption of the standard resulted in a material effect on the Company’s financial statements with a balance sheet recognition of additional lease assets of approximately $346 and lease liabilities of approximately $362 upon adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all the Company’s leases.

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 5:	Inventories

The composition of inventories is as follows:

	March 30, 2019	December 29, 2018
Finished products	$1,633	$1,061
Raw materials and packaging	698	653
	$2,331	$1,714

Note 6:	Income Taxes

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

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended March 30, 2019 and March 31, 2018 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period. Not included in the calculation for March 30, 2019 and March 31, 2018 were 80,000 non-qualified options granted to directors and a convertible note payable, as a consequence of their anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Numerator
Net income–basic and diluted	$23	$327

Denominator
Basic and diluted earnings per share weighted average shares	5,154	5,154
Earnings per share
Basic and diluted	$0.00	$0.06

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 8:	Fixed Assets

Fixed assets consist of the following:

	March 30, 2019	December 29, 2018
Plant equipment	$150	$121
Less: accumulated depreciation	—	—
Fixed assets, net	$150	$121

Depreciation expense for the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018 was $0 and $2, respectively.

Note 9:	Share Based Compensation

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of March 30, 2019, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

Note 10:	Note Payable

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

	March 30, 2019	December 29, 2018
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 11:	Revenue

Revenue relating to the delivery of products is recognized at a point in time based on actual products and quantity shipped, which can vary from purchase order to purchase order, and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, and spoilage discounts.

Revenues by geographical region are as follows (in thousands):

	March 30, 2019	March 31, 2018

Americas	$3,182	$3,196
Europe	128	157
Asia Pacific and Africa	115	121
Middle East	76	300
	$3,501	$3,774

Approximately 93% and 94% of the Americas revenue in the 2019 and the 2018 periods is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category (in thousands):

	March 30, 2019	March 31, 2018
Frozen desserts and foods	$523	$642
Vegan cheese products	2,978	3,132
	$3,501	$3,774

Timing of revenue recognition (in thousands):

	March 30, 2019	March 31, 2018
Products transferred at a point in time	$3,501	$3,774
	$3,501	$3,774

Note 12:	Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. The Company does not have the option to terminate the leases early.

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses the Company’s administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The lease agreement expired in 1999, but the Company continues to occupy the premises under the terms of that agreement, subject to a six-month notification period from the Company and the landlord with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $27 and $20 for the three months ended March 30, 2019 and March 31, 2018, respectively. Management believes that the Cranford facility will continue to satisfy the Company’s space requirements for the foreseeable future. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $114 and $125 for the three months ended March 30, 2019 and March 31 2018, respectively.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company has combined the lease and non-lease components in determining the lease liabilities and ROU assets.

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 29, 2018 of 5.5% for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed balance sheet as follows:

As of
March 30, 2019
Other assets	$323

Accounts payable	102
Other liabilities	235
Total lease liability	$337

Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of March 30, 2019, for the following five fiscal years and thereafter are as follows:

As of
March 30, 2019
2019 - Remaining	$89
2020	118
2021	118
2022	36
2023	6
Thereafter	-
Total future minimum lease payments	367
Present value adjustment	30
Total	$337

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fixed Assets. Fixed assets consist of frozen dessert manufacturing equipment that has been installed at our new co-packer’s frozen dessert manufacturing facilities. Amortization is provided by charges to income using the straight-line method over the useful life of five years. During fiscal 2018 and the first quarter of 2019, we spent $150,000 on equipment to be used at our new co-packer’s frozen dessert facility. We anticipate that this equipment will begin being used in connection with the production of frozen stick novelty items in the second quarter of 2019. Depreciation will be provided by charges to income using the straight-line method over the useful life of ten years.

Leases. Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. We have operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we have combined the lease and non-lease components in determining the lease liabilities and ROU assets.

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

Recent accounting pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new standard on December 30, 2018, the first day of fiscal 2019. We used the modified retrospective transition approach with the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.

The adoption of the standard resulted in a material effect on our financial statements with a balance sheet recognition of additional lease assets of approximately $346,000 and lease liabilities of approximately $362,000 upon adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all our leases.

Results of Operations

Thirteen Weeks Ended March 30, 2019 Compared with Thirteen Weeks Ended March 31, 2018

Net sales for the thirteen weeks ended March 30, 2019 decreased by $273,000, or 7%, to $3,501,000, from net sales of $3,774,000 for the thirteen weeks ended March 31, 2018. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, decreased to $523,000 in the thirteen weeks ended March 30, 2019 from $642,000 for the thirteen weeks ended March 31, 2018. Sales of our vegan cheese products decreased to $2,978,000 in the 2019 period from $3,132,000 in the 2018 period. Sales of our frozen dessert products were negatively impacted by the startup of production at our new co-packer and the process of re-introducing our frozen dessert products into the marketplace. We anticipate this process will continue through at least the second quarter of this year. Sales of our vegan cheese product line decreased due to changing over various accounts from our original Better Than Cream Cheese and Sour Supreme products to our other version of Better Than Cream Cheese and Sour Supreme products due to new FDA ingredient rules implemented in June 2018. We expect sales of our vegan cheese products to improve over the balance of 2019.

Our gross profit decreased to $983,000 in the period ended March 30, 2019 from $1,280,000 in the period ended March 31, 2018 due primarily to the decline in sales. Our gross profit percentage was 28% for the period ending March 30, 2019 compared to 34% for the period ending March 31, 2018. The decrease in our gross profit percentage was primarily due to an increase in our frozen dessert product costs, which were negatively impacted by start-up costs in the thirteen weeks ended March 30, 2019.

Freight out expense, a significant part of our cost of sales, decreased by $73,000, or 26%, to $205,000 for the thirteen weeks ended March 30, 2019 compared with $278,000 for the thirteen weeks ended March 31, 2018. Freight out expense was 6% of sales for the thirteen weeks ended March 30, 2019 compared to 7% for the thirteen weeks ended March 31, 2018. We anticipate that freight out expense will continue at the same lower percentage of sales over the remainder of 2019.

Selling expenses increased by $42,000, or 12%, to $397,000 for the thirteen weeks ended March 30, 2019 from $355,000 for the thirteen weeks ended March 31, 2018. This increase was due principally to increases of $39,000 in commission expense, $7,000 in payroll expense, $9,000 in meeting and convention expense, and $3,000 in messenger expense. These increases were partially offset by decreases in travel, entertainment and auto expense of $4,0000 and outside warehouse rental expense of $11,000. We calculate and pay commission based on cash collections. We anticipate that our selling expenses will to be similar to 2018 expenses for the balance of 2019.

Marketing expenses increased slightly by $2,000, or 2%, to $84,000 for the thirteen weeks ended March 30, 2019 from $82,000 for the thirteen weeks ended March 31, 2018. Increases in artwork and plates expense of $3,000, advertising expense of $12,000, and publicity expense of $3,000 were partially offset by a decrease in promotions expense of $16,000. We anticipate reductions in marketing expenses throughout the balance of 2019.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $48,000, or 45%, to $58,000 for the thirteen weeks ended March 30, 2019 from $106,000 for the thirteen weeks ended March 31, 2018, due primarily to a decrease in lab costs and supplies expense of $19,000, payroll expense of $10,000, and professional fees and services of $16,000. We anticipate that our research and development expenses will be lower than in 2018 for the balance of 2019.

General and administrative expenses increased by $10,000, or 3%, to $409,000 for the thirteen weeks ended March 30, 2019 from $399,000 for the thirteen weeks ended March 31, 2018. We anticipate that our general and administrative expenses for the remainder of 2019 will be similar to or slightly lower than those of 2018.

Income tax expense was $6,000 for the thirteen weeks ended March 30, 2019 and $5,000 for the thirteen weeks ended March 31, 2018. We did not record tax expense other than minimum state taxes for the thirteen weeks ending March 30, 2019 and March 31, 2018.

Liquidity and Capital Resources

As of March 30, 2019, we had approximately $591,000 in cash and cash equivalents and our working capital was approximately $3,802,000, compared with approximately $558,000 in cash and cash equivalents and working capital of $3,896,000 at December 29, 2018. The increase in cash during the first quarter of 2019 was due to the $62,000 provided by operating activities, which were partially offset by $29,000 used in investing activities.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a loan of $500,000 which is secured by substantially all of our assets. The loan, which has been extended to December 31, 2020, bears interest of 5% and is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 30, 2019	Thirteen Weeks ended March 31, 2018
Net cash provided by (used in) operating activities	$62,000	$(651,000)
Net cash (used in) operating activities	(29,000)	—
Net cash used in financing activities	—	(2,000)
Net change in cash and cash equivalents	$33,000	$(653,000)

Net cash provided by operating activities for the thirteen weeks ended March 30, 2019 was $62,000 compared to $651,000 used in operating activities for the thirteen weeks ended March 31, 2018. Net cash provided by operating activities for the thirteen weeks ended March 30, 2019 was primarily a result of our operating income and a decrease in accounts receivable, which was partially offset by increases in inventory, accounts payable and allowed expenses. Net cash used in investing activities for the thirteen weeks ended March 30, 2019 was $29,000 compared to $0 used in investing activities for the thirteen weeks ended March 31, 2018. Accounts receivable decreased due to strong cash collection in the first quarter. Inventory increased as a result of purchases by us of finished goods in preparation for the historically stronger second and third quarter selling periods. Net cash used in financing activities for the thirteen weeks ended March 30, 2019 was $0 compared to $2,000 used in financing activities for the thirteen weeks ended March 31, 2018.

We believe our existing cash and cash equivalents on hand at March 30, 2019, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 30, 2019.

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

Evaluation of Disclosure Controls and Procedures. As of March 30, 2019, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 30, 2019.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 30, 2019 because of the following material weaknesses in internal controls over financial reporting:

●	a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

To date, we have been unable to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at March 30, 2019.

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

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 29, 2018.

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

Date: May 14, 2019

