Form 10-Q
period 2019-06-29
TOFUTTI BRANDS INC
filed 2019-08-13
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2019

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

As of August 9, 2019 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	June 29, 2019	December 29, 2018*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$893	$558
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $521and $491, respectively	1,608	2,128
Inventories, net	2,078	1,714
Prepaid expenses and other current assets	64	82
Deferred costs	—	54
Total current assets	4,643	4,536

Deferred tax assets	217	217
Fixed assets	150	121

Other assets	317	16
	$5,327	$4,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$580	$368
Accrued expenses	326	272
Total current liabilities	906	640

Convertible note payable-long term-related party	500	500
Other liabilities	210	—

Total liabilities	1,616	1,140

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 29, 2019 and December 29, 2018	52	52
Additional paid-in capital	207	207
Retained earnings	3,452	3,491
Total stockholders’ equity	3,711	3,750
Total liabilities and stockholders’ equity	$5,327	$4,890

See accompanying notes to condensed financial statements.

*Derived from audited financial information.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended June 29, 2019	Thirteen weeks ended June 30, 2018	Twenty-six weeks ended June 29, 2019	Twenty-six weeks ended June 30, 2018

Net sales	$3,143	$3,443	$6,644	$7,217
Cost of sales	2,283	2,429	4,801	4,923
Gross profit	860	1,014	1,843	2,294

Operating expenses:
Selling and warehouse	321	348	718	703
Marketing	93	56	177	138
Research and development	99	108	157	214
General and administrative	402	406	811	805
	915	918	1,863	1,860

Income (loss) from operations	(55)	96	(20)	434
Interest expense	7	6	13	13
Income (loss) before income tax	(62)	90	(33)	421
Income tax expense	—	—	6	5

Net income (loss)	$(62)	$90	$(39)	$416

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Earnings (loss) per common share:
Basic and diluted	$(0.01)	$0.02	$(0.01)	$0.08

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2018	$52	$207	$3,491	$3,750
Net income	—	—	23	23
March 30, 2019	$52	$207	$3,514	$3,773

Net loss	—	—	(62)	(62)
June 29, 2019	$52	$207	$3,452	$3,711

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2017	$52	$207	$2,984	$3,243
Net income	—	—	326	326
March 31, 2018	$52	$207	$3,310	$3,569

Net income	—	—	90	90
June 30, 2018	$52	$207	$3,400	$3,659

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six weeks ended June 29, 2019	Twenty-six weeks ended June 30, 2018

Cash provided by (used in) operating activities, net	$364	$(867)

Cash used in investing activities, net	(29)	—

Cash used in financing activities, net	—	(10)
Net increase (decrease) in cash and cash equivalents	335	(877)

Cash and cash equivalents at beginning of period	558	1,414

Cash and cash equivalents at end of period	$893	$537

Supplemental cash flow information:
Income taxes paid	$6	$5
Interest paid	$13	$13

Operating cash flows:
Cash paid for the amounts in the measurement of operating lease liability	$49	$—
Right of use assets obtained in exchange for the operating lease liability	$362	$—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1:	Liquidity and Capital Resources

At June 29, 2019, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $893 in cash compared to $558 at December 29, 2018. Net cash provided by operating activities was $364 for the twenty-six weeks ended June 29, 2019 compared to $867 used in operating activities for the twenty-six weeks ended June 30, 2018. Cash provided by operating activities for the twenty-six weeks ended June 29, 2019 was primarily a result of a decrease in accounts receivable, increases in accounts payable and accrued expenses, which was partially offset by an increase in inventory and the net loss. Net cash used in investing activities was $29 for the twenty-six weeks ended at June 29, 2019 compared to $0 used in investing activities for the twenty-six weeks ended June 30, 2018. Net cash used in financing activities was $0 for the twenty-six weeks ended at June 29, 2019 compared to $10 used in financing activities for the twenty-six weeks ended June 30, 2018.

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

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 29, 2018 are derived from our audited financial statements for the year ended December 29, 2018. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 5:	Inventories

The composition of inventories is as follows:

	June 29, 2019	December 29, 2018
Finished products	$1,343	$1,061
Raw materials and packaging	735	653
	$2,078	$1,714

Note 6:	Income Taxes

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

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for the periods ended June 29, 2019 and June 30, 2018 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period. Not included in the calculation for June 29, 2019 and June 30, 2018 were 80,000 non-qualified options granted to directors and a convertible note payable, as a consequence of their anti-dilutive effect.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Thirteen Weeks Ended June 29, 2019	Thirteen Weeks Ended June 30, 2018	Twenty-six Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 30, 2018
Numerator
Net income (loss) - basic and diluted	$(62)	$90	$(39)	$416

Denominator
Weighted average common shares- basic and diluted	5,154	5,154	5,154	5,154
Earnings (loss) per common share-basic and diluted	$(0.01)	$0.02	$(0.01)	$0.08

Note 8:	Fixed Assets

Fixed assets consist of the following:

	June 29, 2019	December 29, 2018
Plant equipment	$150	$121
Less: accumulated depreciation	—	—
Fixed assets, net	$150	$121

Depreciation expense for the thirteen and twenty-six weeks ended June 29, 2019 was $0 and $0, respectively. Depreciation expense for the thirteen and twenty-six weeks ended June 30, 2018 was $1 and $3, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of June 29, 2019, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

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

	June 29, 2019	December 29, 2018
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11:	Revenues

Revenue relating to the delivery of products is recognized at a point in time based on actual products and quantity shipped, which can vary from purchase order to purchase order, and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen Weeks ended June 29, 2019	Thirteen Weeks ended June 30, 2018	Twenty-Six Weeks ended June 29, 2019	Twenty-Six Weeks ended June 30, 2018
Revenues by geography:
Americas	$2,917	$3,178	$6,099	$6,374
Europe	79	73	207	230
Asia Pacific and Africa	59	57	174	178
Middle East	88	135	164	435
	$3,143	$3,443	$6,644	$7,217

Approximately 93% of the Americas revenue in 2019 and 91% of the Americas revenue in 2018 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Net sales by major product category:

	Thirteen Weeks ended June 29, 2019	Thirteen Weeks ended June 30, 2018	Twenty-Six Weeks ended June 29, 2019	Twenty-Six Weeks ended June 30, 2018
Frozen Desserts and Foods	$569	$702	$1,092	$1,344
Cheeses	2,574	2,741	5,552	5,873
	$3,143	$3,443	$6,644	$7,217

Timing of revenue recognition (in thousands):

	Thirteen Weeks ended June 29, 2019	Thirteen Weeks ended June 30, 2018	Twenty-Six Weeks ended June 29, 2019	Twenty-Six Weeks ended June 30, 2018
Products transferred at a point in time	$3,143	$3,443	$6,644	$7,217
	$3,143	$3,443	$6,644	$7,217

Note 12:	Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. The Company does not have the option to terminate the leases early.

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses the Company’s administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The lease agreement expired in 1999, but the Company continues to occupy the premises under the terms of that agreement, subject to a six-month notification period from the Company and the landlord with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $40 and $40 for the six months ended June 29, 2019 and June 30, 2018, respectively. Management believes that the Cranford facility will continue to satisfy the Company’s space requirements for the foreseeable future. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $210 and $231 for the three months ended June 29, 2019 and June 30, 2018, respectively.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed balance sheet as follows:

As of
June 29, 2019
Other assets	$301
Total ROU lease assets	301

Accounts payable	103
Other liabilities	210
Total lease liability	$313

Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of June 29, 2019, for the following five fiscal years and thereafter are as follows:

As of
June 29, 2019
2019 - Remaining	$61
2020	118
2021	118
2022	36
2023	6
Total future minimum lease payments	339
Present value adjustment	26
Total	$313

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition. We primarily sell non-dairy soy-based frozen desserts, cheeses and other food products as detailed in Note 11 Revenues. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Fixed Assets. Fixed assets consist of frozen dessert manufacturing equipment that has been installed at our new co-packer’s frozen dessert manufacturing facilities. During fiscal 2018 and the first quarter of 2019, we spent $150,000 on equipment to be used at our new co-packer’s frozen dessert facility. We anticipate that this equipment will begin being used in connection with the production of frozen stick novelty items in the third quarter of 2019. Depreciation will be provided by charges to income using the straight-line method over the useful life of ten years.

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

Results of Operations

Thirteen Weeks Ended June 29, 2019 Compared with Thirteen Weeks Ended June 30, 2018

Net sales for the thirteen weeks ended June 29, 2019 were $3,143,000, a decrease of $300,000, or 9%, from net sales of $3,443,000 for the thirteen weeks ended June 30, 2018. The decrease is attributable to a decline in sales in both the frozen dessert and frozen food category and the vegan cheese product category. Frozen dessert and frozen food products sales decreased by $133,000 to $569,000 in the thirteen weeks ended June 29, 2019 from $702,000 for the thirteen weeks ended June 30, 2018. Frozen dessert sales were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. We anticipate these novelties will become available in the third and fourth quarters of this year. Sales of vegan cheese products decreased to $2,574,000 in the 2019 period from $2,741,000 in the 2018 period due to a decrease in our export cheese business. Our export vegan cheese sales were negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations have significantly increased the time it takes to get shipments cleared through customs in Israel as government officials implement the new requirements. We anticipate that we will still face these issues in the third quarter, but they should be resolved during the fourth quarter.

Our gross profit decreased to $860,000 in the thirteen weeks ended June 29, 2019 from $1,014,000 in the thirteen weeks ended June 30, 2018 due to the reduction in sales and a lower gross profit percentage in the 2019 period. Our gross profit percentage was 27% for the thirteen weeks ending June 29, 2019 compared to 29% for the thirteen weeks ending June 30, 2018.

Our gross profit percentage was negatively impacted by an increase in freight out expense, which is a component of cost of sales. Freight out expense, a significant part of our cost of sales, increased by $15,000, or 6%, to $274,000 for the thirteen weeks ended June 29, 2019 compared with $259,000 for the thirteen weeks ended June 30, 2018. As a percentage of sales, freight out expense was 9% percent for the thirteen weeks ended June 29, 2019 compared to 8% percent for the thirteen weeks ended June 30, 2018. Our gross profit and gross profit percentage were also negatively impacted by an increase in sales discounts and allowances of $33,000, or 9%, to $386,000 for the thirteen weeks ended June 29, 2019 from $353,000 for the thirteen weeks ended June 30, 2018. This increase in sales discounts and allowances accounted for a 1% decrease in our gross profit percentage. We believe that sales discounts and allowances are a necessary tool for us to remain competitive with comparable products.

Selling expenses decreased by $27,000, or 8%, to $321,000 for the thirteen weeks ended June 29, 2019 from $348,000 for the thirteen weeks ended June 30, 2018. This decrease was principally due to decreases in travel, entertainment and auto expense of $11,000, outside warehouse rental expense of $10,000, and commission expense of $6,000, which were partly offset by an increase in payroll expense of $4,000 and messenger costs of $6,000. We anticipate that our selling expenses will remain at the same level for the balance of 2019.

Marketing expenses increased by $37,000, or 66%, to $93,000 for the thirteen weeks ended June 29, 2019 from $56,000 for the thirteen weeks ended June 30, 2018, due to an increase in promotion expense of $58,000, which was partially offset by decreases in advertising expense of $19,000 and artwork and plate expense of $3,000. The increase in promotion expense was due to certain promotional expenses coming due in the second quarter this year compared to last year.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $9,000 or 8%, to $99,000 for the thirteen weeks ended June 29, 2019 from $108,000 for the thirteen weeks ended June 30, 2018, primarily due to decreases in payroll expense of $5,000 and lab costs and supplies expense of $8,000. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2019.

General and administrative expenses decreased slightly by $4,000 to $402,000 for the thirteen weeks ended June 29, 2019 from $406,000 for the thirteen weeks ended June 30, 2018. Increases in professional fees expense of $10,000 and IT expense of $19,000 were partially offset by a reduction in travel, entertainment and auto expense of $15,000 and building maintenance and repair expense of $15,000. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2019.

There was no income tax expense for the thirteen weeks ended June 29, 2019 or the thirteen weeks ended June 30, 2018.

Twenty-Six Weeks Ended June 29, 2019 Compared with Twenty-Six Weeks Ended June 30, 2018

Net sales for the twenty-six weeks ended June 29, 2019 were $6,644,000, a decrease of $573,000, or 8%, from net sales of $7,217,000 for the twenty-six weeks ended June 30, 2018. Sales of our frozen dessert and frozen food products decreased to $1,092,000 for the twenty-six weeks ended June 29, 2019 from $1,344,000 for the twenty-six weeks ended June 30, 2018. Sales of vegan cheese products decreased to $5,552,000 in the 2019 period from $5,873,000 in the 2018 period. Sales of our frozen dessert products were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. We anticipate these novelties will become available in the third and fourth quarters of this year. Sales of our vegan cheese product line decreased due to a decrease in both our export and domestic cheese business. Our export vegan cheese sales were negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations have significantly increased the time it takes to get shipments cleared through customs in Israel as government officials implement the new requirements. We anticipate that we will still face these issues in the third quarter, but they should be resolved during the fourth quarter.

Our gross profit decreased to $1,843,000 in the twenty-six week period ended June 29, 2019 from $2,294,000 in the twenty-six week period ended June 30, 2018, due to the decreases in sales and our gross profit percentage. Our gross profit percentage was 28% for the twenty-six weeks ended June 29, 2019 compared to 32% for the twenty-six week period ended June 30, 2018. As a percentage of sales, freight out expense was 7% in both the 2019 and 2018 twenty-six week periods. The decrease in our gross profit percentage was primarily due to an increase in our frozen dessert product costs, which were negatively impacted by start-up costs at a new production facility in the twenty-six weeks ended June 29, 2019. Our gross profit and gross profit percentage were also negatively impacted by an increase in sales discounts and allowances of $33,000, or 5%, to $753,000 for the thirteen weeks ended June 29, 2019 from $720,000 for the thirteen weeks ended June 30, 2018.This increase in sales discounts and allowances accounted for a 1% decrease in our gross profit percentage.

Selling expenses increased by $15,000, or 2%, to $718,000 for the twenty-six weeks ended June 29, 2019 from $703,000 for the twenty-six weeks ended June 30, 2018. This increase was due to increases in payroll expense of $12,000, commissions expense of $33,000, and messenger expense of $10,000, which were partially offset by decreases in travel, entertainment and auto expense of $15,000 and outside warehouse rental expense of $21,000. The increase in commission expense was due to the hiring of an outside sales broker to handle our food service business.

Marketing expenses increased by $39,000, or 28%, to $177,000 for the twenty-six weeks ended June 29, 2019 from $138,000 for the twenty-six weeks ended June 30, 2018, due an increase in promotion expense of $41,000. The increase in promotion expense was due to certain promotional expenses coming due in the second quarter of this year compared to last year.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $57,000, or 27%, to $157,000 for the twenty-six weeks ended June 29, 2019 from $214,000 for the twenty-six weeks ended June 30, 2018, due primarily to decreases in professional fees and outside services expense of $12,000, payroll expense of $16,000, and lab costs and supplies expense of $27,000. Payroll expense decreased as a result of one less person in research and development.

General and administrative expenses increased slightly by $6,000, or 1%, to $811,000 for the twenty-six weeks ended June 29, 2019 from $805,000 for the twenty-six weeks ended June 30, 2018. This increase was a result of increases in payroll expense of $21,000 and IT expense of $33,000, which were partially offset by decreases in travel, entertainment and auto expense of $17,000, building maintenance and repair expense of $15,000, equipment rental expense of $9,000, and general insurance expense of $17,000.

Income tax expense was $6,000 for the twenty-six weeks ended June 29, 2019 compared to $5,000 for the twenty-six weeks ended June 30, 2018. We did not record tax loss other than minimum state taxes for the twenty-six weeks ended June 29, 2019 and June 30, 2018.

Liquidity and Capital Resources

As of June 29, 2019, we had approximately $893,000 in cash and cash equivalents and our working capital was approximately $3,737,000, compared with approximately $558,000 in cash and cash equivalents and working capital of $3,896,000 at December 29, 2018. Our current and quick acid test ratios were 5.1 and 2.8, respectively, as of June 29, 2019 compared with 7.1 and 4.2, respectively, as of December 29, 2018.

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

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 29, 2019	Twenty-Six Weeks ended June 30, 2018
Net cash provided by (used in) operating activities	$364,000	$(867,000)
Net cash used in investing activities	(29,000)	—
Net cash used in financing activities	—	(10,000)
Net increase (decrease) in cash and cash equivalents	$335,000	$(877,000)

Net cash provided by operating activities was $364,000 for the twenty-six weeks ended June 29, 2019 compared to $867,000 used in operating activities for the twenty-six weeks ended June 30, 2018. Net cash provided by operating activities for the twenty-six weeks ended June 29, 2019 was primarily a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses, which were partially offset by an increase in inventories. Net cash used in investing activities was $29,000 for the twenty-six weeks ended June 29, 2019 compared to $0 used in investing activities for the twenty-six weeks ended June 30, 2018. Net cash used in financing activities was $0 for the twenty-six weeks ended June 29, 2019 compared to $10,000 used in financing activities for the twenty-six weeks ended June 30, 2018.

We believe our existing cash and cash equivalents on hand at June 29, 2019, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation or seasonality during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation or seasonality in the future.

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 29, 2019, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of June 29, 2019, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 29, 2019.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of June 29, 2019 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We continue to seek ways to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at June 29, 2019, that will not require us to hire additional personnel.

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

/s/Stven Kass
Steven Kass
Chief Accounting and Financial Officer

Date: August 13, 2019

