Form 10-Q
period 2019-09-28
TOFUTTI BRANDS INC
filed 2019-11-12
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2019

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Non-accelerated filer [X]
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

Yes [  ] No [X]

As of November 8, 2019 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

INDEX

		Page
Part I - Financial Information:

Item 1.	Financial Statements	3

	Condensed Balance Sheets – September 28, 2019 (Unaudited) and December 29, 2018	3

	Condensed Statements of Operations - (Unaudited) Thirteen and Thirty-Nine Week Periods ended September 28, 2019 and September 29, 2018	4

	Condensed Statements of Changes in Stockholders’ Equity (Unaudited) Thirteen and Thirty-Nine Week Periods ended September 28, 2019 and September 29, 2018	5

	Condensed Statements of Cash Flows - (Unaudited) - Thirty-Nine Week Periods ended September 28, 2019 and September 29, 2018	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II - Other Information:

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 28, 2019	December 29, 2018*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$527	$558
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $536 and $431, respectively	2,067	2,128
Inventories, net	1,808	1,714
Prepaid expenses and other current assets	51	82
Deferred costs	—	54
Total current assets	4,453	4,536

Deferred tax assets	217	217
Fixed assets (net of accumulated depreciation of $2 and $0)	148	121
Operating lease right-of-use assets	277	—
Other assets	19	16
	$5,114	$4,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$429	$368
Accrued expenses	331	272
Total current liabilities	760	640

Convertible note payable-long term-related party	500	500
Operating lease liabilities	183	—

Total liabilities	1,443	1,140

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 28, 2019 and December 29, 2018	52	52
Additional paid-in capital	207	207
Retained earnings	3,412	3,491
Total stockholders’ equity	3,671	3,750
Total liabilities and stockholders’ equity	$5,114	$4,890

See accompanying notes to condensed financial statements.

*Derived from audited financial information.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended September 28, 2019	Thirteen weeks ended September 29, 2018	Thirty-nine weeks ended September 28, 2019	Thirty-nine weeks ended September 29, 2018

Net sales	$3,122	$2,841	$9,766	$10,058
Cost of sales	2,230	2,013	7,031	6,936
Gross profit	892	828	2,735	3,122

Operating expenses:
Selling and warehouse	331	321	1,049	1,024
Marketing	79	70	256	208
Research and development	89	77	246	291
General and administrative	427	450	1,238	1,255
	926	918	2,789	2,778

Income (loss) from operations	(34)	(90)	(54)	344
Interest expense	6	6	19	19
Income (loss) before income tax	(40)	(96)	(73)	325
Income tax expense	—	—	6	5

Net income (loss)	$(40)	$(96)	$(79)	$320

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154	5,154	5,154

Earnings (loss) per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$0.06

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2018	$52	$207	$3,491	$3,750
Net income	—	—	23	23
March 30, 2019	$52	$207	$3,514	$3,773

Net loss	—	—	(62)	(62)
June 29, 2019	$52	$207	$3,452	$3,711

Net loss	—	—	(40)	(40)
September 28, 2019	$52	$207	$3,412	$3,671

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2017	$52	$207	$2,984	$3,243
Net income	—	—	326	326
March 31, 2018	$52	$207	$3,310	$3,569

Net income	—	—	90	90
June 30, 2018	$52	$207	$3,400	$3,659

Net loss	—	—	(96)	(96)
September 29, 2018	$52	$207	$3,304	$3,563

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-nine weeks ended September 28, 2019	Thirty-nine weeks ended September 29, 2018

Cash used in operating activities, net	$(2)	$(807)

Cash used in investing activities, net	(29)	(132)

Cash used in financing activities, net	—	(10)
Net decrease in cash and cash equivalents	(31)	(949)

Cash and cash equivalents at beginning of period	558	1,414

Cash and cash equivalents at end of period	$527	$465

Supplemental cash flow information:
Income taxes paid	$6	$5
Interest paid	$13	$13

Operating cash flows:
Cash paid for the amounts in the measurement of operating lease liability	$74	$—
Right of use assets obtained in exchange for the operating lease liability	$362	$—

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At September 28, 2019, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $527 in cash compared to $558 at December 29, 2018. Net cash used in operating activities was $2 for the thirty-nine weeks ended September 28, 2019 compared to $807 used in operating activities for the thirty-nine weeks ended September 29, 2018. Net cash used in investing activities was $29 for the thirty-nine weeks ended September 28, 2019 compared to $132 used in investing activities for the thirty-nine weeks ended September 29, 2018. Net cash used in financing activities was $0 for the thirty-nine weeks ended September 28, 2019 compared to $10 used in financing activities for the thirty-nine weeks ended September 29, 2018.

The Company has historically financed operations and met capital requirements primarily through positive cash flows from operations. However, due to net losses and cash used in operations in prior years, David Mintz, the Company’s Chairman and Chief Executive, provided a loan of $500 to the Company on January 6, 2016 in order to provide the Company with additional working capital. Initially due December 31, 2017, the loan has been extended until December 31, 2020. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments unless otherwise indicated) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet amounts as of December 29, 2018 are derived from our audited financial statements for the year ended December 29, 2018. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended September 28, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 5: Inventories

The composition of inventories is as follows:

	September 28, 2019	December 29, 2018
Finished products	$1,016	$1,061
Raw materials and packaging	792	653
	$1,808	$1,714

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

Note 7: Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for the periods ended September 28, 2019 and September 29, 2018 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period. Not included in the calculation for September 28, 2019 and September 29, 2018 were 80,000 non-qualified options granted to directors and a convertible note payable, as a consequence of their anti-dilutive effect.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Thirteen weeks ended September 28, 2019	Thirteen weeks ended September 29, 2018	Thirty-nine weeks ended September 28, 2018	Thirty-nine weeks ended September 29, 2018
Numerator
Net income(loss)-basic and diluted	$(40)	$(96)	$(79)	$320

Denominator
Weighted average common shares- basic and diluted	5,153,706	5,153,706	5,153,706	5,153,706
Earnings (loss) per common share-basic and diluted	$(0.01)	$(0.02)	$(0.02)	$0.06

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 8: Fixed Assets

Fixed assets consist of the following:

	September 28, 2019	December 29, 2018
Plant equipment	$150	$121
Less: accumulated depreciation	2	—
Fixed assets, net	$148	$121

Depreciation expense for the thirteen and thirty-nine weeks ended September 28, 2019 was $2 and $2, respectively. Depreciation expense for the thirteen and thirty-nine weeks ended September 29, 2018 was $2 and $5, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of September 28, 2019, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

	September 28, 2019	December 29, 2018
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11: Revenues

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen Weeks ended September 28, 2019	Thirteen Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 28, 2019	Thirty-Nine Weeks ended September 29, 2018
Revenues by geography:
Americas	$2,987	$2,642	$9,086	$9,016
Europe	—	96	207	326
Asia Pacific and Africa	61	60	235	238
Middle East	74	43	238	478
	$3,122	$2,841	$9,766	$10,058

Sales in the United States accounted for approximately 86% and 89% of revenues in the Americas in the 2019 and 2018 thirteen week periods, respectively. Sales in the United States accounted for approximately 86% and 90% of revenues in the Americas in the 2019 and 2018 thirty-nine week periods, respectively. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen Weeks ended September 28, 2019	Thirteen Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 28, 2019	Thirty-Nine Weeks ended September 29, 2018
Cheeses	$2,754	$2,311	$8,306	$8,184
Frozen Desserts and Foods	368	530	1,460	1,874
	$3,122	$2,841	$9,766	$10,058

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Timing of revenue recognition:

	Thirteen Weeks ended September 28, 2019	Thirteen Weeks ended September 29, 2018	Thirty-Nine Weeks ended September 28, 2019	Thirty-Nine Weeks ended September 29, 2018
Products transferred at a point in time	$3,122	$2,841	$9,766	$10,058
	$3,122	$2,841	$9,766	$10,058

Note 12: Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. The Company does not have the option to terminate the leases early.

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses the Company’s administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The lease agreement expired in 1999, but the Company continues to occupy the premises under the terms of that agreement, subject to a six-month notification period from the Company and the landlord with respect to any changes. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $19 and $58 for the thirteen and thirty-nine weeks ended September 28, 2019, respectively, compared to $20 and $60 for the thirteen and thirty-nine weeks ended September 29, 2018. Management believes that the Cranford facility will continue to satisfy the Company’s space requirements for the foreseeable future. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $121 and $331 for the thirteen and thirty-nine weeks ended September 28, 2019, compared to $100 and $331 for the thirteen and thirty-nine weeks ended September 29, 2018, respectively.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed balance sheet as follows:

As of
September 28, 2019
Operating lease right-of-use assets	$277
Total ROU lease assets	277

Accounts payable	105
Operating lease liabilities	183
Total lease liability	$288

Weighted average remaining lease term (in years)	2.8
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of September 28, 2019, for the following five fiscal years and thereafter are as follows:

As of
September 28, 2019
2019 – Remaining	$33
2020	118
2021	118
2022	36
2023	6
Total future minimum lease payments	311
Present value adjustment	23
Total	$288

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fixed Assets. Fixed assets consist of frozen dessert manufacturing equipment that has been installed at our new co-packer’s frozen dessert manufacturing facilities. During fiscal 2018 and the first quarter of 2019, we spent $150,000 on equipment to be used at our new co-packer’s frozen dessert facility. The equipment began being used in connection with the production of frozen stick novelty items in the third quarter of 2019. Depreciation is provided by charges to income using the straight-line method over the useful life of 15 years.

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

Results of Operations

Thirteen Weeks Ended September 28, 2019 Compared with Thirteen Weeks Ended September 29, 2018

Net sales for the thirteen weeks ended September 28, 2019 were $3,122,000, an increase of $281,000, or 10%, from net sales of $2,841,000 for the thirteen weeks ended September 29, 2018. The increase is attributable to an increase in sales in the vegan cheese product category of $443,000, which was partially offset by reductions in frozen dessert and frozen food products sales of $162,000. Frozen dessert sales were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. These novelties became available in the fourth quarter of this year. Sales of our vegan cheese product line increased due to increases in our domestic cheese business. Our vegan cheese product sales to the United Kingdom have been adversely affected by the political uncertainty and its impact on the currency. We anticipate a continuing problem until these issues are resolved.

Freight out expense, a significant part of our cost of sales, increased by $25,000, or 14%, to $200,000 for the thirteen weeks ended September 28, 2019 compared with $175,000 for the thirteen weeks ended September 29, 2018. As a percentage of sales, freight out expense was 6% for both the thirteen weeks ended September 28, 2019 and the thirteen weeks ended September 29, 2018.

Our gross profit increased to $892,000 in the thirteen weeks ended September 28, 2019 from $828,000 in the thirteen weeks ended September 29, 2018. Our gross profit percentage was 29% for both the thirteen weeks ending September 28, 2019 and September 29, 2018. Our gross profit and gross profit percentage were negatively impacted by an increase in our frozen dessert products costs, due to start-up costs at a new production facility. Our gross profit and gross profit percentage were positively impacted by a decrease in sales discounts and allowances of $92,000, or 24%, to $292,000 for the thirteen weeks ended September 28, 2019 from $384,000 for the thirteen weeks ended September 29, 2018. We believe that sales discounts and allowances are a necessary tool for us to remain competitive with comparable products.

Selling expenses increased slightly by $10,000, or 3%, to $331,000 for the thirteen weeks ended September 28, 2019 from $321,000 for the thirteen weeks ended September 29, 2018. This increase was principally due to increases in outside warehouse rental expense of $21,000 and messenger expense of $4,000, which were partially offset by a decrease in payroll expense of $6,000 and commission expense of $8,000. We anticipate that our selling expenses will remain at the same level for the balance of 2019.

Marketing expenses increased by $9,000, or 13%, to $79,000 for the thirteen weeks ended September 28, 2019 from $70,000 for the thirteen weeks ended September 29, 2018, due to an increase in promotion expense of $31,000, which was partially offset by decreases in advertising expense of $10,000 and artwork and plate expense of $10,000. We anticipate that marketing expenses will remain at the same level for the remainder of fiscal 2019.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $12,000 or 16%, to $89,000 for the thirteen weeks ended September 28, 2019 from $77,000 for the thirteen weeks ended September 29, 2018, primarily due to an increase in professional fees expense and outside services expense of $25,000, which were offset in part by decreases in payroll expense of $8,000 and equipment repairs of $6,000. We anticipate that research and development expenses will remain at the same level for the remainder of fiscal 2019.

General and administrative expenses decreased by $23,000 to $427,000 for the thirteen weeks ended September 28, 2019 from $450,000 for the thirteen weeks ended September 29, 2018, due to decreases in professional fees expense of $4,000, office supplies expense of $4,000, travel, entertainment and auto expense of $6,000, public relations expense of $10,000, building maintenance and repair expense of $8,000, which were partially offset by an increase in general insurance expense of $15,000. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2019.

There was no income tax expense for the thirteen weeks ended September 28, 2019 or the thirteen weeks ended September 29, 2018.

Thirty-Nine Weeks Ended September 28, 2019 Compared with Thirty-Nine Weeks Ended September 29, 2018

Net sales for the thirty-nine weeks ended September 28, 2019 were $9,766,000, a decrease of $292,000, or 3%, from net sales of $10,058,000 for the thirty-nine weeks ended September 29, 2018. Sales of our frozen dessert and frozen food products decreased to $1,460,000 for the thirty-nine weeks ended September 28, 2019 from $1,874,000 for the thirty-nine weeks ended September 29, 2018. Sales of vegan cheese products increased to $8,306,000 in the 2019 period from $8,184,000 in the 2018 period. Sales of our frozen dessert products were negatively impacted by the unavailability of certain frozen novelties that our former manufacturing plant had produced for us. Sales of our vegan cheese product line increased due to increases in our domestic cheese business, but our export vegan cheese sales were negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations have significantly increased the time it takes to get shipments cleared through customs in Israel as government officials implement the new requirements. Additionally, our vegan cheese product sales to the United Kingdom have been adversely affected by the political uncertainty and its impact on the currency. We anticipate a continuing problem until these issues are resolved.

Our gross profit decreased to $2,735,000 in the thirty-nine week period ended September 28, 2019 from $3,122,000 in the thirty-nine week period ended September 29, 2018, primarily due to the decrease in sales. Our gross profit percentage was 28% for the thirty-nine weeks ended September 28, 2019 compared to 31% for the thirty-nine week period ended September 29, 2018. As a percentage of sales, freight out expense was 7% in the 2019 thirty-nine week period compared to 7% in 2018 thirty-nine week period. The decrease in our gross profit percentage was primarily due to an increase in our frozen dessert product costs, which were negatively impacted by start-up costs at a new production facility in the thirty-nine weeks ended September 28, 2019.

Selling expenses increased by $25,000, or 2%, to $1,049,000 for the thirty-nine weeks ended September 28, 2019 from $1,024,000 for the thirty-nine weeks ended September 29, 2018. This increase was due to increases in payroll expense of $6,000, commissions expense of $25,000, and messenger expense of $14,000, which were partially offset by decreases in travel, entertainment and auto expense of $16,000. The increase in commission expense was due to the hiring of an outside sales broker to handle our food service business in the southeastern United States.

Marketing expenses increased by $48,000, or 23%, to $256,000 for the thirty-nine weeks ended September 28, 2019 from $208,000 for the thirty-nine weeks ended September 29, 2018, due to an increase in promotion expense of $73,000, which was partially offset by decreases in artwork and plate expense of $10,000 and advertising expense of $16,000. The increase in promotion expense was due to additional promotional events in the 2019 period and the timing of these events.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $45,000, or 15%, to $246,000 for the thirty-nine weeks ended September 28, 2019 from $291,000 for the thirty-nine weeks ended September 29, 2018, due primarily to decreases in payroll expense of $24,000, equipment and repair expense of $8,000 and lab costs and supplies expense of $29,000, which were partially offset by an increase in professional fees and outside services expense of $13,000.

General and administrative expenses decreased slightly by $17,000, or 1%, to $1,238,000 for the thirty-nine weeks ended September 28, 2019 from $1,255,000 for the thirty-nine weeks ended September 29, 2018. This decrease was a result of decreases in travel, entertainment and auto expense of $23,000, building maintenance and repair expense of $12,000, equipment rental expense of $10,000, and general insurance expense of $4,000, which were partially offset by an increase in IT expense of $33,000.

Income tax expense was $6,000 for the thirty-nine weeks ended September 28, 2019 compared to $5,000 for the thirty-nine weeks ended September 29, 2018. Income tax expense related to state taxes paid for the thirty-nine weeks ended September 28, 2019 and September 29, 2018.

Liquidity and Capital Resources

As of September 28, 2019, we had approximately $527,000 in cash and cash equivalents and our working capital was approximately $3,693,000, compared with approximately $558,000 in cash and cash equivalents and working capital of $3,896,000 at December 29, 2018. Our current and quick acid test ratios were 5.9 and 3.5, respectively, as of September 28, 2019 compared with 7.1 and 4.4, respectively, as of December 29, 2018.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a loan of $500,000 which is secured by substantially all of our assets. The loan, which has been extended to December 31, 2020, bears interest of 5% and is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $4.01 per share. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended September 28, 2019	Thirty-nine Weeks ended September 29, 2018
Net cash used in operating activities	$(2,000)	$(807,000)
Net cash used in investing activities	(29,000)	(132,000)
Net cash used in financing activities	—	(10,000)
Net (decrease) in cash and cash equivalents	$(31,000)	$(949,000)

Net cash used in operating activities was $2,000 for the thirty-nine weeks ended September 28, 2019 compared to $807,000 used in operating activities for the thirty-nine weeks ended September 29, 2018. Net cash used in operating activities for the thirty-nine weeks ended September 29, 2018 was primarily a result of the operating loss, increases in inventory, accounts receivable, and a reduction in current liabilities. Net cash used in investing activities was $29,000 for the thirty-nine weeks ended September 28, 2019 compared to $132,000 used in investing activities for the thirty-nine weeks ended September 29, 2018, all related to the acquisition of additional equipment at our frozen dessert novelties co-packer facility. Net cash used in financing activities was $0 for the thirty-nine weeks ended September 28, 2019 compared to $10,000 used in financing activities for the thirty-nine weeks ended September 29, 2018.

We believe our existing cash and cash equivalents on hand at September 28, 2019, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements through November, 2020.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation or seasonality during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation or seasonality in the future.

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 28, 2019, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of September 28, 2019, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 28, 2019.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting continued to be ineffective as of September 28, 2019 because of the following recurring material weaknesses in internal controls over financial reporting:

●	a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements and income tax assertions in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

We continue to seek ways to remediate these weaknesses, which stem from our small workforce, which consisted of eight employees at September 28, 2019, that will not require us to hire additional personnel.

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

Date: November 12, 2019

