Form 10-K
period 2019-12-28
TOFUTTI BRANDS INC
filed 2020-04-21
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2019

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

(908) 272-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TOFB	None

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

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $5,246,695.

As of April 20, 2020, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 28, 2019 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on March 27, 2020, the original due date of the Form 10-K, indicating our reliance on the relief granted by the Order.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended December 28, 2019 (fiscal 2019) and December 29, 2018 (fiscal 2018).

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

STRATEGY

Our strategy is to enhance our position as a leading provider of dairy free, vegan food products, primarily cheese products and frozen desserts, to supermarkets, health food stores, and food service customers in the United States and abroad. We intend to continue to introduce new products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

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

TOFUTTI PRODUCT LINE

We offer a broad product line of vegan, dairy free products that use soy or other vegetable-based proteins. Our dairy free products include frozen desserts, cheeses and spreads, and other frozen food products.

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three-gallon bulk cans and one soft-serve flavor.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of four different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion-controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip. Like all our frozen dessert products, they are completely trans-fat free, including the wafers.

♦	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then covered in deep, rich chocolate and topped with a crispy chocolate cookie crunch.

♦	Reintroduced in the fourth quarter of 2019, our TOFUTTI MARRYME® BARS are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in three flavors, plain, Herb & Chives, and Garlic & Herb and is available in 8 oz. retail packages and in 5 lb. containers and 30 lb. bulk boxes for food service customers.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

♦	BETTER THAN SOUR CREAM® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. BETTER THAN SOUR CREAM has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM is available nationally in many health food stores and select supermarkets.

♦	TOFUTTI DIPPITY DO DAH DIPS incorporate our BETTER THAN SOUR CREAM with four exciting flavors for use as dips for snacking. Those flavors are Roasted Garlic, Garden Cucumber, French Onion and Cheddar Jalapeno available in 12 oz. retail containers.

♦	TOFUTTI VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors: Mozzarella and American. The Mozzarella version is also available in 40 lb. blocks for food service customers.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

♦	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, but taste just like real cheese blintzes. Our blintzes are available in freezer cases in select supermarkets and health food stores and can be served hot, warm, or slightly chilled as a main meal or a snack.

Planned 2020 Product Introductions

We also plan to introduce a new line of vegan cream cheese in the second quarter of 2020.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Safeway/Albertsons, Publix, Kroger, King Soopers, Whole Foods, Sprouts, Fred Meyer, DeMoulas/Market Basket, Wakefern Food Corp., and Ahold USA. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic, kosher, and food service accounts and all international accounts are handled directly by us. Our products are also sold in approximately fifteen other countries.

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

We distribute most of our products by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from where our customers are able to pick up their orders. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion. Currently, we use two warehouses in New Jersey, one for our frozen dessert and food products and one for our cheese products, and one warehouse in northern California for both categories of products.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through thirty-eight (38) distributors to the national health food market.

Our sales to health food accounts in fiscal 2019 increased to $6,436,000, or 49% of total sales, from approximately $5,850,000, or 45% of total sales, in fiscal 2018, due to the growth of our cheese product sales in the natural foods category. Sales to our kosher accounts decreased to $651,000, or 5% of sales, in fiscal 2019, from sales of approximately $1,498,000, or 11% of sales, in fiscal 2018.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 28, 2019		Fiscal Year ended December 29, 2018
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Midwest	1,993	15%	$2,068	16%
Metropolitan New York	1,884	14%	1,901	15%
California	1,860	14%	1,633	12%
Mid-Atlantic	1,025	8%	498	4%
New England	959	7%	809	6%
Northwest	814	6%	711	5%
Florida	788	6%	851	7%
Upstate New York	681	5%	636	5%
Southeast	508	4%	617	5%
Southwest	400	3%	416	3%
Rocky Mountains	296	2%	277	2%

During fiscal 2019, we shipped our products to distributors in Australia, Canada, Egypt, the United Kingdom (“UK”), Ireland, Israel, Mexico, Panama, and South Africa. Our distributor in the UK acted as our master distributor for all of Europe and part of the Middle East, excluding Israel, and sold our products into approximately twenty other countries. Sales to foreign distributors decreased to $1,725,000, or 13% of sales, in fiscal 2019, from $2,333,000, or 18% of sales, in fiscal 2018. During fiscal 2019, our foreign business was negatively impacted by a very strong U.S. dollar which made our products more expensive in local currency. Our export business to the UK and the rest of Europe was also negatively impacted by the still unresolved Brexit issues. Just prior to year end, our UK master distributor was forced to declare bankruptcy and closed down their business operations completely due to the collapse of the British pound against the US dollar. Until such time as we are able to replace this distribution network in Europe, our sales there will be negatively impacted. Export vegan cheese sales were also negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations significantly increased the time it takes to get shipments cleared through customs in Israel as government officials implement the new requirements.

We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products. Additionally, our future export sales could be negatively impacted by the COVID-19 pandemic.

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

PRODUCT DEVELOPMENT

All of our products were developed by us in our own laboratory. David Mintz, our Chief Executive Officer, devotes a substantial amount of his time and effort to new product development and product reformulation. In fiscal 2019 and 2018, our product development expenses were approximately $324,000 and $410,000, respectively. These amounts do not include any portion of Mr. Mintz’s salary. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

For the years ended December 28, 2019 and December 29, 2018, we purchased approximately (i) 52% and 49% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and (ii) 19% and 20%, respectively, of our finished goods from Luke’s Ice Cream, our frozen novelty dessert co-packer.

Relationships with Co-Packers

We do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if one or all of our co-packers decide to terminate their relationships with us. Nevertheless, any disruption in supply could have a material adverse effect on our company.

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

Halal Certification

In early 2013, we completed a halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM and BETTER THAN RICOTTA products and at Whitehall Specialties, the co-packer of our vegan cheese slices and bulk Better Than Mozzarella products. This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois and currently applies only to those products manufactured by Franklin Foods and Whitehall Specialties. Before IFANCA will permit its certification to be placed on a product, which is evidenced by its symbol, IFANCA must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use includes periodic inspections. There is a yearly renewal fee for certification. All TOFUTTI vegan cheese products meet the requirements for certification as halal.

TRADEMARKS AND PATENTS

We have registered our trademark, TOFUTTI®, and other trademarks for our frozen desserts and other products in the United States and approximately thirty-four foreign countries. We believe our trademarks are an important means of establishing consumer recognition for our products and we will vigorously oppose any unauthorized use of our trademarks. We are not currently involved in any trademark litigation.

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

The Food, Drug and Cosmetic Act, the Food Safety Modernization Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to our products. Our frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming. Additionally, many of our major customers now require that any food products that they purchase be produced in Safe Quality Food, or SQF, manufacturing facilities. The SQF program is recognized by the Global Food Safety Initiative and provides a rigorous system to manage food safety risks and provide safe products use by companies in the food industry. All of our current co-packers are SQF certified or have completed the certification process and are awaiting final approval by the certifying organization.

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

There are currently no new or special government laws or regulations that have been introduced as a result of the coronavirus pandemic. However, there can be no assurances that any such laws or regulations may not be introduced in the future, which could have a material adverse effect on our business.

EMPLOYEES

We employed eight persons on a full-time basis in fiscal 2019 and nine persons on a full-time basis in fiscal 2018. We do not have any collective bargaining agreements with our employees.

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

As of December 28, 2019, we had $514,000 in cash and cash equivalents and our working capital was $3,840,000. Our cash and cash equivalents decreased from $558,000 as of December 29, 2018. The funds spent for purchases of equipment were partially offset by our operating profit. The lack of sufficient working capital has negatively impacted our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended December 28, 2019 and December 29, 2018, we purchased approximately 52% and 49%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 19% and 20%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer.

In September 2016, we were notified by Ice Cream Specialties, the then co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, that they would cease manufacturing those products by the end of January 2018. In April 2018 we began production of our Tofutti Cuties at Luke’s Ice Cream, located in Florida. Luke’s began manufacturing Yours Truly Cones in November 2018 and began to manufacture our frozen dessert novelty bars in the second quarter of 2019. Our frozen dessert pints are produced by Leiby’s Dairy in Pennsylvania. Any future disruption in supply could have a further material adverse effect on our company.

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

Our business and results of operations may be negatively impacted by the spread of COVID-19.

We sell our products throughout the United States and in approximately 15 foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers, suppliers and co-packers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 175 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we and our co-packers may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our co-packers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also impacted our sales efforts as our ability to make sales calls is constrained. Our ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of all sales promotional discounts for the foreseeable future. Trade food shows and sales conferences, major events used to introduce and sell our products, have been postponed indefinitely. The length and severity of the pandemic could also affect our regular sales, which could in turn result in reduced sales and a lower gross margin.

We are indebted to our Chairman and Chief Executive Officer pursuant to a promissory note which is secured by substantially all of our assets. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

On January 6, 2016, we received a $500,000 loan from Mr. David Mintz, our Chairman of the Board and Chief Executive Officer. Initially due on December 31, 2017, the loan has been extended until December 31, 2022 effective January 10, 2020. During the original term of the loan it was convertible into shares of our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. The extended loan is convertible into our common stock at a conversion price of $1.77 per share at the option of the holder, the closing price of our common stock on the OTCQB on the date the extended promissory note was entered into. The loan bears interest at 5% per annum and may be prepaid in whole or in part at any time without premium or penalty.

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

Our success is significantly dependent on the services of David Mintz (age 88), Chief Executive Officer, and Steven Kass (age 68), Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

We may not be able to compete effectively in the highly competitive frozen dessert, dairy free cheese food and health food markets.

The dairy free frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

We rely heavily on IT systems to manage critical functions such as operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. Cyber-attacks or other breaches of network or information technology, or IT, may cause equipment failures or disrupt our systems and operations. In particular, both unsuccessful and successful cyber-attacks on companies have increased in frequency, scope and potential harm in recent years. Such an event may result in our inability to communicate with our co-packers, operate our facilities, which, even if the event is for a limited period of time, may result in significant expenses and/or loss of market share to other competitors.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could, among other things, misappropriate our proprietary information and the personal information of our customers and employees, cause interruptions or malfunctions in our or our customers’ operations, cause delays or interruptions to our ability to meet customer needs, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions in our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data.

We seek to protect against such threats and may be required to expend significant financial resources to alleviate problems caused by physical, electronic, and cyber security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high-profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our reputation and brand image as well as our ability to retain existing customers or attract new ones. In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

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

We believe that our revenues and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. In an economic downturn or in the event of the continued spread of COVID-19, our business and results of operations could be materially and adversely affected.

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

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.

We have a complex network of suppliers, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fires or explosions, terrorism, or health pandemics, such as the new coronavirus, COVID-19, that originated in China, could damage or disrupt our operations or our suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

We are subject to risks associated with international operations.

In fiscal 2019, approximately 13% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 28, 2019 because of the following material weaknesses in internal controls over financial reporting:

●	a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements, including but not limited to accounting estimates, reserves, allowances, and income tax matters, in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties and monitoring of internal controls.

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

The market price of our common stock has been subject to fluctuations in the past and may be subject to wide fluctuations in response to numerous factors, including the following:

●	actual or anticipated variations in our quarterly operating results or those of our competitors;

●	announcements by us or our competitors of new and enhanced products;

●	developments or disputes concerning proprietary rights;

●	introduction and adoption of new industry standards;

●	market conditions or trends in our industry;

●	announcements by us or our competitors of significant acquisitions;

●	entry into strategic partnerships or joint ventures by us or our competitors;

●	additions or departures of key personnel;

●	political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events; and

●	other events or factors in any of the countries in which we do business, including those resulting from war, incidents of terrorism, natural disasters, pandemics or responses to such events.

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $77,000 in both fiscal 2019 and fiscal 2018. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $458,000 and $448,000 during fiscal 2019 and 2018, respectively.

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

The closing price for our common stock on April 20, 2020, as reported on the OTCQB, was $1.45.

Holders of Record

As of April 20, 2020, there were approximately 338 direct holders of record of our common stock.

Dividends

We have never paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of December 28, 2019, we had issued 80,000 non-qualified stock option awards under the Plan. No option awards were granted in the two fiscal years ended December 29, 2018 or December 28, 2019. The Plan provides for grants of various types of awards (“Awards”) that are designed to attract and retain highly qualified employees and directors who will contribute to the success of the company and to provide incentives to participants in this Plan that are linked directly to increases in shareholder value which will, therefore, inure to the benefit of all of our shareholders. The Plan will expire on June 9, 2024. The Plan makes 250,000 shares of our common stock available for Awards under the Plan. The Plan also permits performance-based Awards paid under the Plan to be tax deductible to the company as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2019.

Purchase of Equity Securities By the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 28, 2019 (the fourth quarter of fiscal 2019).

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

Fixed Assets. During fiscal 2018, we spent $121,000 on equipment to be used at our new co-packer’s frozen dessert facility. During fiscal 2019, we spent an additional $29,000 on equipment for this facility. This equipment began being used in connection with the production of frozen stick novelty items in the third quarter of 2019. Depreciation is provided by charges to income using the straight-line method over the estimated useful life of ten years.

Leases. Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. We have operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we have combined the lease and non-lease components in determining the lease liabilities and right of use assets.

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

The adoption of the standard resulted in a material effect on our financial statements with a balance sheet recognition of additional lease assets of $346,000 and lease liabilities of approximately $362,000.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

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

While our operations have been profitable for two of the last three fiscal years, we also incurred losses in prior years. Our cash and cash equivalents decreased to $514,000 while our working capital increased to $3,840,000 as of December 28, 2019. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 44% and 42% of our net sales for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended December 28, 2019 and December 29, 2018, we purchased approximately 52% and 49%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 19% and 20%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer.

In September 2016, we were notified by Ice Cream Specialties, the co-packer of our frozen dessert stick novelties, Tofutti Cuties, and Yours Truly Cones, that they would cease manufacturing those products by the end of January 2018. In April 2018 we began production of our Tofutti Cuties at our new frozen dessert novelty co-packer, Luke’s Ice Cream, located in Florida. Luke’s began manufacturing Yours Truly Cones in November 2018 and began to manufacture our frozen dessert novelty bars in the second quarter of 2019. Our frozen dessert pints are produced by Leiby’s Dairy in Pennsylvania. Any future disruption in supply could have a material adverse effect on our company.

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

We have a complex network of suppliers, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fires or explosions, terrorism, or health pandemics, such as COVID-19, could damage or disrupt our operations or our suppliers’, co-packers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

We rely on a limited number of key executives to manage our business.

Our success is significantly dependent on the services of David Mintz (age 88), our Chief Executive Officer, and Steven Kass (age 68), our Chief Financial Officer. The loss of the services of either of these persons could have a material adverse effect on our business and results of operations.

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

Recent Developments

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact our company in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have not materially affected our company’s operations. All of our co-packing facilities are currently operating as normal and the pandemic has not constrained any of our production requirements. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before.

Most of our administrative functions are being performed remotely. A small skeleton crew maintains the office for those functions that cannot be handled remotely. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted. To date, the pandemic has had minimal impact on our sales. The majority of our sales relate to retail products sold in supermarkets. Supermarket sales in general have seen a substantial surge in business due to the pandemic, as consumers stock up on all products that they would normally purchase. The only negative effect to our business to date has been with respect to our food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business. We expect that any potential decline in our sales will be offset in whole or in part by a similar decline in sales and marketing expenses due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $900,000 of cash and cash equivalents as of March 31, 2019.

Depending on the length and severity of the pandemic, it could negatively affect our business in the following ways:

●	An outbreak of the virus at one of our production facilities could eliminate or greatly reduce our ability to maintain production to support our level of sales.

●	Some of our customers may have to reduce or completely eliminate their ability to receive orders if there is an outbreak at their facilities, which would have a negative impact on our sales.

●	Some of our customers may ultimately go out of business, which would increase our bad debt expense exposure.

●	More restrictive government rules and regulations could have a negative impact on consumers’ ability to purchase food and other items at retail stores, which would have a negative impact on our sales.

●	Due to retail outlets prioritizing and maintaining availability of only products they currently sell, our inability to present and introduce new products may have a negative impact on our future sales.

●	Our export business could be further negatively impacted by a further decline in foreign currencies against the dollar if foreign economies suffer severe negative consequences as a result of the pandemic.

●	Certain of our customers, such as retail food service accounts, which have ceased current operations, may not resume operations, which could have a negative impact on our future sales.

●	Current social distancing rules and other regulations have caused most consumers to go out and over-buy products, especially food items, for fear that new, more restrictive rules could be put in place that would eliminate their ability to purchase any items for a prolonged period of time. Once these rules have been relaxed or eliminated, there will likely be a significant reduction in consumer demand as they use up their excess purchases. Such a drop in consumer demand could have a negative impact upon our future sales.

●	Future social distancing and government rules and regulations that remain in place that restrict the ability of consumers to shop and purchase food, or certain types of food as they had done prior to the outbreak of the pandemic could have a negative impact upon our sales.

If some or all of the preceding events take place, they would have a significant impact on our ability to maintain our current level of operations without a further infusion of capital.

Fiscal Year Ended December 28, 2019 Compared with Fiscal Year Ended December 29, 2018

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week period ended December 28, 2019 (fiscal 2019) and the fifty-two week period ended December 29, 2018 (fiscal 2018).

Net sales for the fiscal year ended December 28, 2019 were $13,130,000, a small increase of $64,000 from net sales of $13,066,000 for the fiscal year ended December 29, 2018. Sales of our frozen dessert and frozen food product lines decreased to $1,889,000 in fiscal 2019 from $2,255,000 in fiscal 2018. Sales of vegan cheese products increased to $11,241,000 in fiscal 2019 from $10,811,000 in fiscal 2018 due to an increase in sales of our food service sized BETTER THAN CREAM CHEESE and BETTER THAN SOUR CREAM products. Sales of our frozen dessert products were negatively impacted by the unavailability of certain frozen novelties due to the startup of our new frozen novelty plant in 2019. Domestic sales of our cheese products increased while our export cheese business was negatively impacted by political uncertainty in the UK and its impact on the UK’s currency. Since our master distributor in the UK managed our sales for the rest of Europe, our sales there have been negatively impacted by the issues in the UK. Export vegan cheese sales were also negatively impacted by new customs requirements in Israel, which impacted all imports into that country. The new regulations significantly increased the time it takes to get shipments cleared through customs in Israel as government officials implement the new requirements.

Our gross profit for the year ended December 28, 2019 decreased by $67,000 to $4,037,000 from $4,104,000. Our gross profit percentage for the years ended December 28, 2019 and December 29, 2018 was 31%. Sales promotion and allowance expense was $1,378,000 for the year ended December 28, 2019 compared to $1,513,000 for the year ended December 29, 2018. We intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower-cost alternatives.

Freight out expense increased slightly to $943,000, or 3%, for the year ended December 28, 2019 compared with $918,000 for the year ended December 29, 2018 due to the slight increase in sales. Freight out cost as a percentage of sales in fiscal 2019 and fiscal 2018 was approximately 7%.

Selling and warehousing expenses increased by $275,000, or 20%, to $1,632,000 for fiscal 2019 from $1,357,000 in fiscal 2018. This increase was primarily attributable to increases in commission expense of $53,000, outside warehouse rental expense of $10,000, messenger expense of $8,000, meetings and conventions expense of $14,000, payroll expense of $15,000 and bad debt expense of $209,000. These increases were partially offset by a decrease in travel, entertainment and auto expense of $18,000. The increase in bad debt expense was primarily a result of writing off the receivables of our UK master distributor, whom we no longer utilize, and the future uncertainty of the collectability of some of our other foreign accounts due to the COVID-19 pandemic. The increase in our commission expense was due to the one-time retainer paid to a food service broker, which will not recur in 2020. We anticipate that selling expenses as a percentage of sales in fiscal 2020 will decline from those in fiscal 2019 due to reduced payroll expense due to one less person in sales, the non-recurrence of a one-time commission expense, and an anticipated reduction in bad debt expense.

Marketing expenses increased in fiscal 2019 by $53,000, or 18%, to $347,000 from $294,000 in fiscal 2018 due to an increase in promotion expense of $60,000, which was partially offset by a decrease in advertising expense of $6,000. We expect that marketing expenses in fiscal 2020 will decline from our expenses in fiscal 2019, due to the elimination of certain promotional activities in 2020 due to the COVID-19 pandemic.

Product development expenses decreased by $86,000, or 21%, to $324,000 in fiscal 2019 from $410,000 in fiscal 2018. The decrease was primarily attributable to decreases in payroll expense of $38,000, lab costs and supplies expense of $37,000 and equipment repairs expense of $8,000. We expect that product development costs will remain constant or decline slightly in fiscal 2020.

General and administrative expenses decreased by $45,000, or 3%, to $1,626,000 for fiscal 2019 from $1,671,000 for fiscal 2018. The decrease was primarily due to decreases in payroll expense of $13,000, travel, entertainment and auto expense of $36,000, building maintenance and repairs expense of $15,000, equipment rental expense of $9,000, and general insurance expense of $11,000. These decreases were partially offset by increases in professional fees and outside services expenses of $16,000 and IT expense of $36,000. We expect that general and administrative expenses will remain constant or decrease slightly in fiscal 2020.

Overall, total operating expenses in fiscal 2019 increased by $197,000, or 5%, to $3,929,000 compared to total operating expenses of $3,732,000 in fiscal 2018.

Income before income taxes decreased to $83,000 in fiscal 2019 as compared with income before income taxes of $347,000 in fiscal 2018.

Income tax expense for the 2019 fiscal period was $5,000 compared to income tax benefit of $160,000 for the 2018 fiscal period. Our income tax benefit in 2018 resulted from our use of federal and state net operating loss carryforwards. Our income tax benefit during the 2018 fiscal period was due to a reversal of valuation allowance on deferred tax assets as we concluded we will be able to utilize such assets in future periods. As of December 28, 2019, we had $87,000 of federal net operating loss carryforwards and $829,000 of state net operating loss carryforwards, which will begin to expire in 2033.

Liquidity and Capital Resources

At December 28, 2019, we had approximately $514,000 in cash and cash equivalents, our working capital was $3,840,000, and our current and quick acid test ratios, both measures of liquidity, were 8.1 and 4.5, respectively, as of December 28, 2019.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a loan of $500,000 which is secured by substantially all of our assets. The loan has been extended until December 31, 2022. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. During the original term of the loan it was convertible into shares of our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. The extended loan is convertible into our common stock at a conversion price of $1.77 per share at the option of the holder, the closing price of our common stock on the OTCQB on the date the extended promissory note was entered into. See “Certain Relationships and Related Transactions, and Director Independence.”

Cash Flows	Fiscal Year ended
	December 28, 2019	December 29, 2018
	(In thousands)
Net cash used in operating activities	$(15)	$(725)
Net cash used in investing activities	(29)	(121)
Net cash used in financing activities	—	(10)
Net decrease in cash and cash equivalents	(44)	(856)
Cash and cash equivalents at beginning of year	558	1,414
Cash and cash equivalents at end of year	$514	$558

Cash used in operating activities for the year ended December 28, 2019 was $15,000 compared to $725,000 used in operating activities for the year ended December 29, 2018.

Cash used in investing activities was $29,000 for the fiscal year ended December 28, 2019 due to the purchase of additional equipment. For the fiscal year ended December 29, 2018, cash used in investing activities was $121,000 due to fixed asset purchases.

No cash was used in financing activities for the fiscal year ended December 28, 2019 compared to $10,000 used in financing activities for the fiscal year ended December 29, 2018.

As a result of the foregoing, our cash and cash equivalents decreased to $514,000 at December 28, 2019 from $558,000 at December 29, 2018.

We believe our existing cash and cash equivalents on hand at December 28, 2019, existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements for at least the next twelve months dating from the issuance of the financial statements.

Contractual Obligations

We had no material contractual obligations at December 28, 2019.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 28, 2019.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tofutti Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands, Inc.(the “Company”) as of December 28, 2019 and December 29, 2018, and the related statements of income, stockholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective December 30, 2018 due to the adoption of Accounting Standards Update No. 2016-02.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 21, 2020

TOFUTTI BRANDS INC.
BALANCE SHEETS
(In thousands, except for share and per share data)

Assets	December 28, 2019	December 29, 2018
Current assets:
Cash and cash equivalents	$514	$558
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $407 and $491, respectively	1,819	2,128
Inventories	1,929	1,714
Prepaid expenses and other current assets	120	82
Deferred costs	—	54
Total current assets	4,382	4,536

Deferred tax assets	217	217
Fixed assets (net of accumulated depreciation of $5 and $0, respectively)	145	121
Operating lease right-of-use assets	252	—
Other assets	30	16
Total assets	$5,026	$4,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	167	368
Accrued expenses	375	272
Total current liabilities	542	640

Convertible note payable-long term-related party	500	500
Operating lease liabilities	156	—
Total liabilities	1,198	1,140

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at December 28, 2019 and December 29, 2018	52	52
Additional paid-in capital	207	207
Retained earnings	3,569	3,491
Total stockholders’ equity	3,828	3,750
Total liabilities and stockholders’ equity	$5,026	$4,890

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF INCOME
(In thousands, except for per share data)

	Fiscal year	Fiscal year
	ended	ended
	December 28, 2019	December 29, 2018

Net sales	$13,130	$13,066
Cost of sales	9,093	8,962
Gross profit	4,037	4,104

Operating expenses:
Selling and warehousing	1,632	1,357
Marketing	347	294
Product development costs	324	410
General and administrative	1,626	1,671
Total operating expenses	3,929	3,732

Income from operations	108	372

Interest expense- related party	25	25
Income before provision for income tax	83	347
Income tax expense (benefit)	5	(160)

Net income	$78	$507

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154
Net income per common share:
Basic and diluted	$0.02	$0.10

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended December 28, 2019 and December 29, 2018
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances December 30, 2017	5,153,706	$52	$207	$2,984	$3,243
Net income	—	—	—	507	507
Balances December 29, 2018	5,153,706	$52	$207	$3,491	$3,750
Net income	—	—	—	78	78
Balances December 28, 2019	5,153,706	$52	$207	$3,569	$3,828

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended December 28, 2019	Fiscal Year ended December 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78	$507
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation	5	10
Provision for bad debts and sales promotions	260	105
Provision for inventory reserve	—	105
Deferred tax asset provision	—	(217)
Change in the unrecognized tax position	—	50
Change in assets and liabilities:
Accounts receivable	49	(463)
Inventories	(215)	(336)
Prepaid expenses	(38)	(10)
Deferred costs	54	32
Other assets	(14)	—
Deferred revenue	—	(94)
Accounts payable and accrued expenses	(194)	(414)
Net cash flows used in operating activities	(15)	(725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(29)	(121)
Net cash flows used in investing activities	(29)	(121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable obligation	—	(10)
Net cash flows used in financing activities	—	(10)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44)	(856)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	558	1,414
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$514	$558

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$5	$5
Interest expense- related party	$25	$25

OPERATING CASH FLOWS:
Cash paid for the amounts in the measurement of operating lease liability	$99	$—
Right of use assets obtained in exchange for the operating lease liability	$361	$—

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2019, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $514 in cash compared to $558 at December 29, 2018. Net cash used in operating activities for the year ended December 28, 2019 was $15 compared to $725 used in operating activities for the year ended December 29, 2018.

Cash used in investing activities was $29 for the fiscal year ended December 28, 2019 compared to $121 for the fiscal year ended December 29, 2018.

No cash was used in financing activities for the fiscal year ended December 28, 2019 compared to $10 used in financing activities for the fiscal year ended December 29, 2018.

The Company has historically primarily financed operations and met capital requirements through positive cash flow from operations. However, due to net losses and cash used in operations in prior years in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. Commencing March 31, 2016, interest of 5% was payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The loan, which has been extended until December 31, 2022 effective January 10, 2020, is convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the common stock on the OTCQB on the date the extension of the promissory note was entered into. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen cost and expenses, economic environment, increased competition, the inability to make sales calls due to travel restrictions imposed by governmental agencies in response to the spread of COVID-19 and other factors beyond the Company’s control. The Company’s ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of all sales promotional discounts for the foreseeable future. Trade food shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely.

Management cannot provide assurance that the Company will operate profitably in the future, or that it will not require significant additional financing in order to accomplish or exceed the objectives of its business plan. In addition, the continued spread of COVID-19 and the resulting economic downturn could materially and adversely affect the Company’s business and results of operations. Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 2: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Tofutti is engaged in one business segment, the development, production and marketing of dairy free frozen desserts and other food products.

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended December 28, 2019 and December 29, 2018, fiscal 2019 and fiscal 2018, respectively.

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

Revenue Recognition – The Company primarily sell dairy free, vegan cheeses, frozen desserts and other food products. The Company recognizes revenue when control over the products transfers to its customers, which generally occurs upon delivery or shipment of the products. The Company accounts for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowances at December 28, 2019 is limited.

During the fiscal years ended December 28, 2019 and December 29, 2018, the Company derived approximately 87% and 82% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 39% of total accounts receivable at December 28, 2019, and three customers represented approximately 51% of total accounts receivable at December 29, 2018. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 44% and 42% of the Company’s net sales for the fiscal years ended December 28, 2019 and December 29, 2018.

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

The Company purchased approximately 52% and 49% of its finished products from one supplier and 17% and 20% of its finished products from another supplier during the periods ended December 28, 2019 and December 29, 2018, respectively.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Earnings Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding. For the fiscal years ended December 28, 2019 and December 29, 2018, stock equivalents of 80,000 shares and a convertible note for 124,688 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive because the strike price was greater than the quoted market value at such date.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 28, 2019	December 29, 2018
Net income, numerator, basic and diluted computation	$78	$507

Weighted average shares - denominator basic computation	5,154	5,154
Effect of dilutive stock options	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Earnings per common share:
Basic and diluted	$0.02	$0.10

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash and equivalents, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $920 and $918 during the fiscal years ended December 28, 2019 and December 29, 2018, respectively. Such costs are included in costs of goods sold.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $182 and $188 during the fiscal years December 28, 2019 and December 29, 2018, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $324 and $410 during the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

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

The adoption of the standard resulted in a material effect on the Company’s financial statements with a balance sheet recognition of additional lease assets of $346 and lease liabilities of approximately $362.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 3: INVENTORIES

Inventories consist of the following:

	December 28, 2019	December 29, 2018
Finished products	$1,187	$1,061
Raw materials and packaging	742	653
	$1,929	$1,714

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

	December 28, 2019	December 29, 2018
Manufacturing equipment installed at co-packer	$150	$121
Less: accumulated depreciation	5	—
Fixed assets, net	$145	$121

Depreciation expense for the years ended December 28, 2019 and December 29, 2018 was $5 and $10, respectively. During the fourth quarter of fiscal 2018, an automobile with a net book value of $3 was sold to a related party for $3. Proceeds from the sale were received in the first quarter of fiscal 2019.

NOTE 5: STOCK OPTIONS

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of December 28, 2019, the Company has issued 80,000 non-qualified stock option awards under the 2014 Plan.

The following is a summary of stock option activity from December 29, 2018 to December 28, 2019:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 29, 2018	80,000	4.42
Granted	—	—
Exercised	—	—
Outstanding at December 28, 2019	80,000	4.42
Exercisable at December 28, 2019	80,000	4.42

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The following table summarizes information about stock options outstanding at December 28, 2019:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$4.39-4.46	80,000	.31	$4.42	80,000

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

As of December 28, 2019, the intrinsic value of the options outstanding and exercisable was immaterial, and there was $0 of total unrecognized compensation cost.

50,000 options expired on March 31, 2020. Another 30,000 options will expire on June 9, 2020 if not exercised by that date.

NOTE 6: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $77 in fiscal 2019 and $81 in fiscal 2018. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $458 for the year ended December 28, 2019 compared to $448 for the year ended December 29, 2018. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $458 for the year ended December 28, 2019 compared to $448 for the year ended December 29, 2018.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

As of
December 28, 2019
Operating lease right-of-use assets	$252
Total ROU lease assets	252

Accounts payable	106
Operating lease liabilities	156
Total lease liability	$262

Weighted average remaining lease term (in years)	2.6
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 28, 2019, for the following five fiscal years and thereafter are as follows:

As of
December 28, 2019
2020	$118
2021	118
2022	37
2023	8
Total future minimum lease payments	281
Present value adjustment	19
Total	$262

NOTE 7: INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended December 28, 2019 and December 29, 2018 are as follows:

		December 28, 2019	December 29, 2018
Current:	Federal	$—	$26
	State	5	31
		5	57
Deferred:	Federal	$—	$(171)
	State	—	(46)
		—	(217)
Total income tax expense (benefit)		$5	$(160)

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fiscal years ended December 28, 2019 and December 29, 2018, respectively, follows:

	December 28, 2019	December 29, 2018
Income tax expense computed at federal statutory rate	$17	$73
State income taxes, net of federal income tax benefit	1	12
Permanent items	5	7
Change in federal valuation allowance	--	(290)
Increase in unrecognized tax position	--	50
Other	(18)	(12)
	$5	$(160)

Deferred tax assets for the fiscal years ended December 28, 2019 and December 29, 2018 consist of the following components:

	December 28, 2019	December 29, 2018
Allowance for doubtful accounts	$98	$118
Inventory	30	26
Federal and state net operating loss	39	22
Other	50	51
Deferred tax asset	$217	$217

At December 28, 2019, the Company had $87 federal net operating loss carryforwards and $829 of state operating loss carryforwards, net, which will begin to expire in 2033.

Management has concluded that based upon all available evidence, including generating taxable income for the past three fiscal years and future forecasts, that it is more likely than not that the deferred tax assets will be utilized and reversed the valuation allowance on the Company’s deferred tax assets as of December 29, 2018.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 28, 2019 and December 29, 2018:

Balance at December 30, 2017	$131
Increase due to reserves and tax positions related to current year	41
Balance at December 29, 2018	172
Increase due to reserves and tax positions related to current year	—

Balance at December 28, 2019	$172

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The Company had approximately $29 of accrued interest and penalties related to uncertain tax positions at December 28, 2019 and December 29, 2018. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $201. The liability at December 28, 2019 for uncertain tax positions is included in accrued expenses.

NOTE 8: NOTES PAYABLE

In September 2014, the Company obtained an auto loan of approximately $29 from a bank. The loan required 60 monthly payments of $0.535 through August 2019. Interest was charged at a fixed nominal rate of 4.64%. The loan was fully paid off in May 2018.

Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided the Company with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2022 effective January 10, 2020. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The extended loan is, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	December 28, 2019	December 29, 2018
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately 15 foreign countries and may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 175 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted, and it and its co-packers may have difficulty obtaining the materials necessary for the production of its products. In addition, the production facilities of the Company’s co-packers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as its ability to make sales calls is constrained. The Company’s ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of all sales promotional discounts for the foreseeable future. Trade food shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely. The length and severity of the pandemic could also affect the Company’s regular sales, which could in turn result in reduced sales and a lower gross margin.

NOTE 10: REVENUE

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	December 28, 2019	December 29, 2018
Revenues by geography:
Americas	$12,338	$11,847
Europe	216	498
Middle East	319	483
Asia Pacific and Africa	257	238
	$13,130	$13,066

Approximately 92% in both fiscal 2019 and fiscal 2018 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	December 28, 2019	December 29, 2018

Cheeses	$11,241	$10,811
Frozen Desserts and Foods	1,889	2,255
	$13,130	$13,066

Timing of revenue recognition:

	Year ended December 28, 2019	Year ended December 29, 2018
Products transferred at a point in time	$13,130	$13,066

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 28, 2019, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2019.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 28, 2019 because of the following material weaknesses in internal controls over financial reporting:

●	A continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements, including but not limited to accounting estimates, reserves, allowances, and income tax matters, in a timely manner.

●	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties and monitoring of internal controls.

Remediation

We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce and limited resources.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 28, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
David Mintz	88	Chairman of the Board of Directors, Chief Executive Officer
Steven Kass	68	Chief Financial Officer, Secretary and Treasurer
Neal S. Axelrod	67	Director
Joseph N. Himy	50	Director
Scott Korman	65	Director
Franklyn Snitow	73	Director

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2019 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2019 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
David Mintz	2019	450,000	—	—	—	—	—	450,000
Chief Executive Officer	2018	450,000	—	—	—	—	—	450,000
and Director	2017	450,000	—	—	—	—	—	450,000

Steven Kass	2019	125,000	—	—	—	—	—	125,000
Chief Financial Officer	2018	125,000	—	—	—	—	—	125,000
	2017	125,000	—	—	—	—	—	125,000

(1)	The dollar amounts in the Option Awards column above reflect the fair value of options as of the grant date for the year ended December 28, 2019, in accordance with ASC 718 and, therefore, do not necessarily reflect actual benefits received by any individual. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended December 28, 2019.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2019 and 2018 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2019

During the fiscal year ended December 28, 2019, no grants were made under our 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table reflects the options awards granted to the named executive officers identified above in the summary compensation table pursuant to the 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
David Mintz	10,000	—	—	4.39	3/31/20
	5,000	—	—	4.46	6/9/20
Steven Kass	—	—	—	—	—

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 28, 2019 based on the number of meetings attended. Mr. Axelrod, chairman of the audit committee, receives $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 28, 2019. Each non-employee director, other than Mr. Korman, is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod	12,000	—	—	—	—	—
Joseph N. Himy	7,000	—	—	—	—	—
Scott Korman	7,000	—	—	—	—	—
Franklyn Snitow	500	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of April 20, 2020 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
David Mintz	2,917,926	(4)	53.6%
Steven Kass	220,000		4.3%
Franklyn Snitow	38,100	(5)	*
Neal S. Axelrod	5,000	(6)	*
Joseph N. Himy	5,000	(6)	*
Scott Korman	5,000	(6)	*
All Executive Officers and Directors as a group (6 persons)	3,238,016	(7)	62.2%

* Less than 1%.

(1)	The address of Messrs. Mintz, Kass, Axelrod and Himy is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 575 Lexington Avenue, New York, New York 10017. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 0361. Each of these persons has sole voting and/or investment power of the shares attributed to him.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of April 20, 2020 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	Based on 5,153,706 shares issued and outstanding as of April 20, 2020.
(4)	Includes 5,000 shares issuable upon the exercise of currently exercisable stock options and 282,486 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company. Does not include options for 10,000 shares that expired on March 31, 2020.
(5)	Includes 5,000 shares issuable upon the exercise of currently exercisable stock options. Does not include options for 10,000 shares that expired on March 31, 2020.
(6)	Issuable upon the exercise of currently exercisable stock options
(7)	Includes 25,000 shares issuable upon the exercise of currently exercisable stock options and 282,486 shares issuable upon conversion of a $500,000 note between Mr. Mintz and the company. Does not include options for 50,000 shares that expired on March 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive, provided us with a loan of $500,000, which has been extended to come due on December 31, 2022. Commencing March 31, 2016, interest of 5% was payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. During the original term of the loan it was convertible into shares of our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. Upon renewal of the loan, the conversion price was reduced to $1.77 per share, the closing price of our common stock on the OTCQB on the date the extended promissory note was entered into.

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

Set forth below are the aggregate fees billed for each of the fiscal years ended December 28, 2019 and December 29, 2018 for services rendered by EisnerAmper LLP, our independent registered accounting firm.

	Fiscal 2019	Fiscal 2018
Audit fees	$93,600	$85,280
Audit-related fees	-	-
Total Audit & Audit-related fees	$93,600	$85,280
Tax fees	-	-
All other fees	-	-
Total fees	$93,600	$85,280

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During fiscal 2019 and 2018, we incurred audit fees with EisnerAmper LLP in the amount of $95,000 and $84,440, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2019 or 2018.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by EisnerAmper LLP in fiscal 2019 or 2018. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)
3.2	By-laws(2)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan(3)
10.1	Promissory Note(4)
10.2	Security Agreement(5)
23.1	Consent of EisnerAmper LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	Schema Document
101.CAL	Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Labels Linkbase Document
101.PRE	Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(3)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.

(4)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K bearing a cover date of January 10, 2020 and hereby incorporated by reference thereto.

(5)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K bearing a cover date of January 10, 2020 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2020.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 21, 2020, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David Mintz	/s/ Joseph N. Himy
David Mintz	Joseph N. Himy
Chairman of the Board	Director
and Chief Executive Officer

/s/ Steven Kass	/s/ Scott Korman
Steven Kass	Scott Korman
Secretary, Treasurer and Chief Financial	Director
and Principal Accounting Officer

/s/ Neal S. Axelrod	/s/ Franklyn Snitow
Neal S. Axelrod	Franklyn Snitow
Director	Director

