Form 10-K/A
period 2019-12-28
TOFUTTI BRANDS INC
filed 2020-05-14
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company[ ]	Emerging growth company [ ]

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

EXPLANATORY NOTE

Tofutti Brands Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K, filed on April 21, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 28, 2020 deadline applicable to the Company for the filing of its Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until April 21, 2020 because of the impact of the COVID-19 pandemic, which, among other things, due to travel limitations and the requirements of “social distancing,” adversely impacted the Company’s ability to complete its filing on a timely basis. The impact of COVID-19 on the Company was exacerbated because of the Company’s small accounting staff. In addition, the need for the personnel of the Company’s auditor to work remotely delayed their ability to complete the audit of the Company. Further, the Company’s management team was not able to devote the requisite time and attention to prepare and finalize the Original Form 10-K prior to the deadline of March 28, 2020, as it has had to address the various business and operational issues resulting from Covid-19.

As required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(c)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2020.

TOFUTTI BRANDS INC.
(Registrant)

/s/ David Mintz
David Mintz
Chairman of the Board and
Chief Executive Officer

/s/ Steven Kass
Steven Kass
Secretary, Treasurer and Chief Financial
and Principal Accounting Officer