Form 10-Q
period 2020-03-28
TOFUTTI BRANDS INC
filed 2020-06-26
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2020

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [______] to [_____]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

As of June 21, 2020 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

EXPLANATORY NOTE

On May 12, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”) with respect to it to its Form 10-Q for the period ended March 28, 2020 (the “Form 10-Q”). Consistent with the Company’s statements made in the Form 8-K, the Company was unable to its Form 10-Q until now because of the impact of the COVID-19 pandemic, which, among other things, due to travel limitations and the requirements of “social distancing,” adversely impacted the Company’s ability to complete its filing on a timely basis. The impact of COVID-19 on the Company was exacerbated because of the Company’s small accounting staff. Further, the Company’s management team was not able to devote the requisite time and attention to prepare and finalize the 10-Q prior to the deadline of May 12, 2020, as it has had to address the various business and operational issues resulting from COVID-19.

2

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	March 28, 2020	December 28, 2019*

Assets
Current assets:
Cash and cash equivalents	$908	$514
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $442 and $407, respectively	1,344	1,819
Inventories	1,897	1,929
Prepaid expenses and other current assets	126	120
Total current assets	4,275	4,382

Deferred tax assets	217	217
Fixed assets (net of accumulated depreciation of $7 and $5, respectively)	143	145
Operating lease right-of-use assets	227	252
Other assets	36	30
Total assets	$4,898	$5,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6	167
Accrued expenses	385	375
Total current liabilities	391	542

Convertible note payable-long term-related party	500	500
Operating lease liabilities	129	156
Total liabilities	1,020	1,198

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and
outstanding 5,153,706 shares at March 28, 2020 and December 28, 2019	52	52
Additional paid-in capital	207	207
Retained earnings	3,619	3,569
Total stockholders’ equity	3,878	3,828
Total liabilities and stockholders’ equity	$4,898	$5,026

*Derived from audited financial information.

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended March 28, 2020	Thirteen weeks ended March 30, 2019

Net sales	$3,226	$3,501
Cost of sales	2,230	2,518
Gross profit	996	983
Operating expenses:
Selling	307	397
Marketing	125	84
Research and development	90	58
General and administrative	411	409
	933	948

Income before interest expense and income taxes	63	35

Interest expense	6	6

Income before income taxes	57	29

Income tax expense	7	6

Net income	$50	$23

Weighted average common shares outstanding:
Basic and diluted	5,154	5,154

Earnings per common share:
Basic and diluted	$0.01	$0.00

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Thirteen Week Period Ended March 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 28, 2019	$52	$207	$3,569	$3,828
Net Income	—	—	50	50
March 28, 2020	$52	$207	$3,619	$3,878

	Thirteen Week Period Ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2018	$52	$207	$3,491	$3,750
Net Income	—	—	23	23
March 30, 2019	$52	$207	$3,514	$3,773

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen weeks ended March 28, 2020	Thirteen weeks ended March 30, 2019

Cash provided by operating activities, net	$394	$62

Cash used in investing activities, net	—	(29)

Net increase in cash and cash equivalents	394	33

Cash and cash equivalents at beginning of period	514	558

Cash and cash equivalents at end of period	$908	$591

Supplemental cash flow information:
Income taxes paid	$7	$6
Interest expenses paid	$6	$6

Operating cash flows supplemental information:
Cash paid for amounts in the measurement of the operating lease liability	$26	$25
Right of use assets obtained in exchange for operating lease liability	—	$362

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At March 28, 2020, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $908 in cash compared to $514 at December 28, 2019. Net cash provided by operating activities for the thirteen weeks ended March 28, 2020 was $394 compared to $62 provided by operating activities for the thirteen weeks ended March 30, 2019. Net cash used in investing activities for the thirteen weeks ended March 28, 2020 was $0 compared to $29 used in investing activities for the thirteen weeks ended March 30, 2019. Net cash used in financing activities for both the thirteen weeks ended March 28, 2020 and March 30, 2019 was $0.

The Company historically has primarily financed operations and met capital requirements through positive cash flow from operations. However, due to net losses and cash used in operations in prior years in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The loan, which has been extended until December 31, 2022 effective January 10, 2020, is convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the common stock on the OTCQB on the date the extension of the promissory note was entered into. See Note 10.

The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen cost and expenses, economic environment, increased competition, the inability to make sales calls due to travel restrictions imposed by governmental agencies in response to the spread of COVID-19 and other factors beyond the Company’s control. The Company’s ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of many sales promotional discounts for the foreseeable future. Trade food shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely.

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

Small Business Administration Loan

On May 4, 2020, the Company was granted a loan (the “Loan”) from the Valley National Bank in the aggregate amount of $165, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The term of the loan is four years, with monthly payments due the first day of each month, beginning seven months from the date of initial disbursement, or December 1, 2020, whichever is earlier. Interest accrues at 1% per year, effective on the date of initial disbursement. In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

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

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen week period ended March 28, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

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

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 5: Inventories

The composition of inventories is as follows:

	March 28, 2020	December 28 2019
Finished products	$1,227	$1,187
Raw materials and packaging	670	742
	$1,897	$1,929

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

Note 7: Earnings Per Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share for the periods ended March 28, 2020 and March 30, 2019 have been computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period. Not included in the calculations for the periods ended March 28, 2020 and March 30, 2019 were 80,000 non-qualified options granted to directors and a convertible note payable, as a consequence of their anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Numerator
Net income–basic and diluted	$50	$23

Denominator
Basic and diluted earnings per share weighted average shares	5,154	5,154
Earnings per share
Basic and diluted	$0.01	$0.00

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 8: Fixed Assets

Fixed assets consist of the following:

	March 28, 2020	December 28, 2019
Plant equipment	$150	$150
Less: accumulated depreciation	7	5
Fixed assets, net	$143	$145

Depreciation expense for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019 was $2 and $0, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of March 28, 2020, the Company had issued 80,000 non-qualified stock option awards under the 2014 Plan. 50,000 options expired on March 31, 2020, and another 30,000 options expired on June 9, 2020.

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

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

	March 28, 2020	December 28, 2019
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 11: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	March 28, 2020	March 30, 2019

Americas	$3,077	$3,182
Europe	73	128
Asia Pacific and Africa	—	115
Middle East	76	76
	$3,226	$3,501

Approximately 93% of the Americas revenue in both the 2020 and the 2019 periods is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	March 28, 2020	March 30, 2019
Frozen desserts and foods	$412	$523
Vegan cheese products	2,814	2,978
	$3,226	$3,501

Timing of revenue recognition:

	March 28, 2020	March 30, 2019
Products transferred at a point in time	$3,226	$3,501
	$3,226	$3,501

TOFUTTI BRANDS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 12: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $19 in the thirteen weeks ended March 28, 2020 and $27 in the thirteen weeks ended March 30, 2019. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $114 for both the thirteen weeks ended March 28, 2020 and March 30, 2019.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

As of
March 28, 2020
Operating lease right-of-use assets	$227
Total ROU lease assets	227

Accounts payable	107
Operating lease liabilities	129
Total lease liability	$236

Weighted average remaining lease term (in years)	2.3
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 28, 2019, for the following five fiscal years and thereafter are as follows:

As of
March 28, 2020
2020 (remaining)	$89
2021	118
2022	37
2023	8
Total future minimum lease payments	252
Present value adjustment	16
Total	$236

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

Revenue Recognition. We primarily sell non-dairy soy-based frozen desserts, cheeses and other food products as detailed in Note 11: Revenue. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Recent Developments

The COVID-19 outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty.

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

Most of our administrative functions are being performed remotely. A small crew maintains the office for those functions that cannot be handled remotely. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted. To date, the pandemic has had minimal impact on our sales. The majority of our sales relate to retail products sold in supermarkets. Supermarket sales in general have seen a substantial surge in business due to the pandemic, as consumers stock up on all products that they would normally purchase. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19 and experienced a decline with respect to food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business. We expect that any potential decline in our sales will be offset in whole or in part by a similar decline in sales and marketing expenses due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $908,000 of cash and cash equivalents as of March 28, 2020 and $1,200,000 as of May 31, 2020.

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

Results of Operations

Thirteen Weeks Ended March 28, 2020 Compared with Thirteen Weeks Ended March 30, 2019

Net sales for the thirteen weeks ended March 28, 2020 decreased by $275,000, or 8%, to $3,226,000, from net sales of $3,501,000 for the thirteen weeks ended March 30, 2019. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, decreased to $412,000 in the thirteen weeks ended March 28, 2020 from $523,000 for the thirteen weeks ended March 30, 2019. Sales of our vegan cheese products decreased to $2,814,000 in the 2020 period from $2,978,000 in the 2019 period. Sales of both our frozen dessert products and our vegan cheese product line were negatively impacted by the start of restrictions imposed due to the COVID-19 coronavirus, particularly in our export business. Our export vegan cheese product sales were also negatively impacted by the bankruptcy of our UK distributor at the end of 2019 due to the economic downturn in the UK brought about by the uncertainties of Brexit. We are in the process of finding a suitable replacement.

Our gross profit increased slightly to $996,000 in the period ended March 28, 2020 from $983,000 in the period ended March 30, 2019. Our gross profit percentage was 31% for the period ending March 28, 2020 compared to 28% for the period ending March 30, 2019. The increase was due to more vegan cheese products as a percentage of overall sales during the thirteen week 2020 period, which carry higher margins.

Freight out expense, a significant part of our cost of sales, increased by $38,000, or 19%, to $243,000 for the thirteen weeks ended March 28, 2020 compared with $205,000 for the thirteen weeks March 30, 2019. Freight out expense increased due to increased freight rates caused by a shortage of drivers during the COVID-19 outbreak. Freight out expense was 7% of sales for the thirteen weeks ended March 28, 2020 compared to 6% for the thirteen weeks ended March 30, 2019. We anticipate that freight out expense will continue at the same percentage of sales over the remainder of 2020.

Selling expenses decreased by $90,000, or 23%, to $307,000 for the thirteen weeks ended March 28, 2020 from $397,000 for the thirteen weeks ended March 30, 2019. This decrease was due principally to decreases of $53,000 in commission expense, $16,000 in payroll expense, $12,000 in meeting and convention expense, $6,000 in travel, entertainment and auto expense, and $3,000 in messenger expense. The decrease in commission expense was partially due to the termination of some food service brokers for which we incurred commission expense only in the 2019 period. We anticipate that our selling expenses will be significantly lower for the balance of 2020 compared to 2019.

Marketing expenses increased by $41,000, or 49%, to $125,000 for the thirteen weeks ended March 28, 2020 from $84,000 for the thirteen weeks ended March 30, 2019. Increases in advertising expense of $14,000 and in promotions expense of $30,000 were partially offset by a decrease in public relations expense of $3,000. These increases were due to certain expenses falling in a different quarter in 2020 than in 2019. We anticipate reductions in marketing expenses for the balance of 2020.

Research and development costs, which consist principally of salary expenses and laboratory costs, increased by $32,000, or 55%, to $90,000 for the thirteen weeks ended March 28, 2020 from $58,000 for the thirteen weeks ended March 30, 2019, due partially to increases in payroll expense of $10,000 and professional fees and services of $5,000. We anticipate that our research and development expenses will be lower over the balance of 2020.

General and administrative expenses increased slightly to $410,000 for the thirteen weeks ended March 28, 2020 from $409,000 for the thirteen weeks ended March 30, 2019. Decreases of payroll expense of $10,000, IT expense of $12,000, office supplies expense of $3,000 and building rental expense of $9,000 were offset by increases in professional fees and outside service expense of $20,000 and general insurance expense of $10,000. We anticipate that our general and administrative expenses for the remainder of 2020 will be similar to or slightly lower than those of 2019.

Income tax expense was $7,000 for the thirteen weeks ended March 28, 2020 and $6,000 for the thirteen weeks ended March 30, 2019. We did not record tax expense other than minimum state taxes for the thirteen weeks ending March 28, 2020 and March 30, 2019.

Liquidity and Capital Resources

As of March 28, 2020, we had approximately $908,000 in cash and cash equivalents and our working capital was approximately $3,884,000, compared with approximately $514,000 in cash and cash equivalents and working capital of $3,840,000 at December 28, 2019.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a loan of $500,000 which is secured by substantially all of our assets. The loan has been extended until December 31, 2022. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $1.77 per share at the option of the holder, the closing price of our common stock on the OTCQB on the date the extension of the promissory note was entered into.

Small Business Administration Loan

On May 4, 2020, we were granted a loan (the “Loan”) from Valley National Bank in the aggregate amount of approximately $165,000, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The term of the loan is four years, with monthly payments due the first day of each month, beginning seven months from the date of initial disbursement, or December 1, 2020, whichever is earlier. Interest accrues at 1% per year, effective on the date of initial disbursement. In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 28, 2020	Thirteen Weeks ended March 30, 2019
Net cash provided by operating activities	$394,000	$62,000
Net cash (used in) investing activities	—	(29,000)
Net change in cash and cash equivalents	$394,000	$33,000

Net cash provided by operating activities for the thirteen weeks ended March 28, 2020 was $394,000 compared to $62,000 provided by operating activities for the thirteen weeks ended March 30, 2019. Net cash provided by operating activities for the thirteen weeks ended March 28, 2020 was primarily a result of our operating income and a decrease in accounts receivable and inventory, which was partially offset by decreases in accounts payable and accrued expenses. Net cash used in investing activities for the thirteen weeks ended March 28, 2020 was $0 compared to $29,000 used in investing activities for the thirteen weeks ended March 30, 2019. Accounts receivable decreased due to strong cash collection in the first quarter.

We believe our existing cash and cash equivalents on hand at March 28, 2020, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 28, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 28, 2020, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as March 28, 2020.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 28, 2020 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of nine persons at March 28, 2020.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 28, 2019.

If we do not qualify for retention or forgiveness of the Paycheck Protection Program loan, our financial condition may be adversely affected.

On May 4, 2020, we entered into a loan agreement with Valley National Bank as the lender under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by Small Business Administration (the “SBA”), and subsequently received a loan in the amount of approximately $165,000 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the severe impact of the recent COVID-19 pandemic. We made good faith certifications of our necessity for the PPP Loan, and believe that we are in full compliance with the terms and conditions outlined in the CARES Act. However, as a consequence of post-PPP Loan rulemaking by the SBA, shifting regulatory guidance and/or other factors, we may be required to repay the PPP Loan before its expected maturity date. In addition, we hope to obtain forgiveness of all or a portion of the PPP Loan, as allowed under the CARES Act. As there is still substantial uncertainty about PPP forgiveness qualifications, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Due to the incomplete and changing regulations around the PPP, new pronouncements may also change our current compliance status under the law, and any potential allowable forgiveness of the PPP Loan amount.

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

Date: June 26, 2020

