Form 10-Q
period 2020-06-27
TOFUTTI BRANDS INC
filed 2020-08-18
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2020

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ]        No [X]

As of August 13, 2020 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	June 27, 2020	December 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,134	$514
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $387 and $407, respectively	1,598	1,819
Inventories	2,083	1,929
Prepaid expenses and other current assets	94	120
Total current assets	4,909	4,382

Deferred tax assets	140	217
Fixed assets (net of accumulated depreciation of $10 and $5, respectively)	140	145
Operating lease right-of-use assets	202	252
Other assets	35	30
Total assets	$5,426	$5,026

Liabilities and Stockholders’ Equity
Current liabilities:
SBA note payable	$64	$—
Accounts payable	316	167
Accrued expenses	326	375
Total current liabilities	706	542

Convertible note payable-long term-related party	500	500
SBA note payable-long term	101	—
Operating lease liabilities	101	156
Total liabilities	1,408	1,198

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at June 27, 2020 and December 28, 2019	52	52
Additional paid-in capital	207	207
Retained earnings	3,759	3,569
Total stockholders’ equity	4,018	3,828
Total liabilities and stockholders’ equity	$5,426	$5,026

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended June 27, 2020	Thirteen weeks ended June 29, 2019	Twenty-six weeks ended June 27, 2020	Twenty-six weeks ended June 29, 2019

Net sales	$3,243	$3,143	$6,469	$6,644
Cost of sales	2,228	2,283	4,458	4,801
Gross profit	1,015	860	2,011	1,843

Operating expenses:
Selling and warehouse	291	321	598	718
Marketing	47	93	172	177
Research and development	54	99	144	157
General and administrative	407	402	818	811
	799	915	1,732	1,863

Income (loss) from operations	216	(55)	279	(20)
Interest expense	7	7	13	13
Income (loss) before income tax	209	(62)	266	(33)
Income tax expense	69	—	76	6

Net income (loss)
Basic	$140	$(62)	$190	$(39)
Diluted	$146	$(62)	$190	$(39)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,436	5,154	5,154	5,154

Earnings (loss) per common share:
Basic	$0.03	$(0.01)	$0.04	$(0.01)
Diluted	$0.03	$(0.01)	$0.04	$(0.01)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 28, 2019	$52	$207	$3,569	$3,828
Net income	—	—	50	50
March 28, 2020	$52	$207	$3,619	$3,878

Net income	—	—	140	140
June 27, 2020	$52	$207	$3,759	$4,018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2018	$52	$207	$3,491	$3,750
Net income	—	—	23	23
March 30, 2019	$52	$207	$3,514	$3,773

Net loss	—	—	(62)	(62)
June 29, 2019	$52	$207	$3,452	$3,711

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six weeks ended June 27, 2020	Twenty-six weeks ended June 29, 2019

Cash provided by operating activities, net	$455	$364

Cash provided by financing activities, net	165	—

Cash used in investing activities, net	—	(29)

Net increase in cash and cash equivalents	620	335

Cash and cash equivalents at beginning of period	514	558

Cash and cash equivalents at end of period	$1,134	$893

Supplemental cash flow information:
Income taxes paid	$7	$6
Interest paid	$13	$13
Operating cash flows:
Cash paid for the amounts in the measurement of operating lease liability	$25	$49
Right of use assets obtained in exchange for the operating lease liability	$—	$362

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 1:   Liquidity and Capital Resources

At June 27, 2020, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $1,134 in cash compared to $514 at December 28, 2019. Net cash provided by operating activities was $455 for the twenty-six weeks ended June 27, 2020 compared to $364 provided by operating activities for the twenty-six weeks ended June 29, 2019. Cash provided by operating activities for the twenty-six weeks ended June 27, 2020 was primarily a result of the Company’s operating profit and a decrease in accounts receivable. Net cash provided by financing activities was $165 for the twenty-six weeks ended June 27, 2020 compared to $0 provided by financing activities for the twenty-six weeks ended June 29, 2019. Net cash provided by financing activities was due to the Company’s receipt of a loan under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Net cash used in investing activities was $0 for the twenty-six weeks ended at June 27, 2020 compared to $29 used in investing activities for the twenty-six weeks ended June 29, 2019.

The Company historically has primarily financed operations and met capital requirements through positive cash flow from operations. However, due to net losses and cash used in operations in prior years in order to provide the Company with additional working capital, on January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided it with a loan of $500. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. Effective January 10, 2020, the loan was extended until December 31, 2022 and is convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the common stock on the OTCQB on the date the extension of the promissory note was entered into. See Note 10.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Small Business Administration Loan (SBA Loan)

On May 4, 2020, the Company was granted a loan from the Valley National Bank in the aggregate amount of $165, pursuant to the PPP under the CARES Act. The term of the loan is two years, with monthly payments due the first day of each month, beginning December 1, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement. In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

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

Note 3:   Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen week and twenty-six periods ended June 27, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

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

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 5:   Inventories

The composition of inventories is as follows:

	June 27, 2020	December 28 2019
Finished products	$1,181	$1,187
Raw materials and packaging	902	742
	$2,083	$1,929

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

Note 7:   Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for the periods ended June 27, 2020 and June 29, 2019 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible note outstanding during the same period. Not included in the calculation of diluted earnings (loss) per common share for the twenty-six week period ended June 27, 2020 and the thirteen and twenty-six weeks periods ended June 29, 2019 were the shares issuable upon conversion of a convertible note payable and the shares issuable upon exercise of 80,000 non-qualified options granted to directors and a convertible note payable, as a consequence of their anti-dilutive effect.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Numerator
Net income (loss) - basic	$140	$(62)	$190	$(39)
Interest expense attributable to convertible debt	6	-	-	-
Net income (loss) - diluted	$146	$(62)	$190	$(39)

Denominator
Weighted average common shares - basic	5,154	5,154	5,154	5,154
Effect of dilutive securities – convertible debt	282	-	-	-
Weighted average common shares - diluted	5,436	5,154	5,154	5,154
Earnings (loss) per common share - basic	$0.03	$(0.01)	$0.04	$(0.01)
Earnings (loss) per common share - diluted	$0.03	$(0.01)	$0.04	$(0.01)

Note 8:   Fixed Assets

Fixed assets consist of the following:

	June 27, 2020	December 28, 2019
Plant equipment	$150	$150
Less: accumulated depreciation	10	5
Fixed assets, net	$140	$145

Depreciation expense for the thirteen and twenty-six weeks ended June 27, 2020 was $3 and $5, respectively. Depreciation expense for the thirteen and twenty-six weeks ended June 29, 2019 was $0 and $0, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of June 27, 2020, the Company had issued 80,000 non-qualified stock option awards under the 2014 Plan, all of which have expired.

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 10: Notes Payable

Related Party

On January 6, 2016, David Mintz, the Company’s Chairman and Chief Executive, provided the Company with a loan of $500. The loan, which was originally set to expire on December 31, 2017, has been extended to December 31, 2022 effective January 10, 2020. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The extended loan is convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. In any event of default, as defined in the promissory note, without any action on the part of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and Mr. Mintz will be entitled to seek and institute any and all remedies available to him.

	June 27, 2020	December 28, 2019
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

SBA Note Payable

On May 4, 2020, the Company was granted a $165 loan from the Valley National Bank, pursuant to the PPP under the Cares Act. The term of the loan is two years, with monthly payments due the first day of each month December 1, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement. In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

The Company elected to account for the loan in accordance with ASC 470. The Company recognized the entire loan amount as a liability on the balance sheet, with interest accrued and expensed over the term of the loan. The loan will remain a liability until either the Company has been legally released from being the primary obligor under the liability (the loan is forgiven), or the Company pays the lender and is relieved of its obligation for the liability.

	June 27, 2020	December 28, 2019
SBA note payable	$165	—
Less current maturity	64	—
SBA note payable, net of current maturity	$101	—

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

Revenues by geographical region are as follows:

	Thirteen Weeks ended June 27, 2020	Thirteen Weeks ended June 29, 2019	Twenty-Six Weeks ended June 27, 2020	Twenty-Six Weeks ended June 29, 2019
Revenues by geography:
Americas	$3,149	$2,917	$6,226	$6,099
Europe	27	79	100	207
Asia Pacific and Africa	30	59	30	174
Middle East	37	88	113	164
	$3,243	$3,143	$6,469	$6,644

Approximately 92% of the Americas revenue in 2020 and 93% of the Americas revenue in 2019 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen Weeks ended June 27, 2020	Thirteen Weeks ended June 29, 2019	Twenty-Six Weeks ended June 27, 2020	Twenty-Six Weeks ended June 29, 2019
Frozen Desserts and Foods	$696	$569	$1,108	$1,092
Cheeses	2,547	2,574	5,361	5,552
	$3,243	$3,143	$6,469	$6,644

Timing of revenue recognition (in thousands):

	Thirteen Weeks ended June 27, 2020	Thirteen Weeks ended June 29, 2019	Twenty-Six Weeks ended June 27, 2020	Twenty-Six Weeks ended June 29, 2019
Products transferred at a point in time	$3,243	$3,143	$6,469	$6,644
	$3,243	$3,143	$6,469	$6,644

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Note 12: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $19 for the thirteen weeks ended June 27, 2020 and $13 for the thirteen weeks ended June 29, 2019. Rent expense was $38 for the twenty-six weeks ended June 27, 2020 and $40 for the twenty-six weeks ended June 29, 2019. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $113 for the thirteen weeks ended June 27, 2020 and $96 for the thirteen weeks ended June 29, 2019.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

As of
June 27, 2020
Operating lease right-of-use assets	$202
Total ROU lease assets	202

Accounts payable	109
Operating lease liabilities	101
Total lease liability	$210

Weighted average remaining lease term (in years)	2.1
Weighted average discount rate	5.5%

TOFUTTI BRANDS INC.

Notes to Condensed Financial Statements

(In thousands, except for share and per share data)

Future lease payments included in the measurement of lease liabilities on the balance sheet as of June 27, 2020, for the following five fiscal years and thereafter are as follows:

As of
June 27, 2020
2020 (remaining)	$59
2021	118
2022	37
2023	9
Total future minimum lease payments	223
Present value adjustment	13
Total	$210

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To date, the pandemic has had minimal impact on our sales. The majority of our sales relate to retail products sold in supermarkets. Supermarket sales in general have seen a substantial surge in business due to the pandemic, as consumers stock up on all products that they would normally purchase. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19 and experienced a decline with respect to food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business. In the second quarter of 2020 we were able to increase our sales compared to the second quarter of 2019 as a result of increased sales of our frozen dessert and food products. We expect that any potential decline in our sales will be offset in whole or in part by a similar decline in sales and marketing expenses due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $1,134,000 of cash and cash equivalents as of June 27, 2020.

Results of Operations

Thirteen Weeks Ended June 27, 2020 Compared with Thirteen Weeks Ended June 29, 2019

Net sales for the thirteen weeks ended June 27, 2020 were $3,243,000, an increase of $100,000, or 3%, from net sales of $3,143,000 for the thirteen weeks ended June 29, 2019. The increase is attributable to an increase in sales in our frozen dessert and foods category. Sales of vegan cheese products decreased slightly to $2,547,000 in the 2020 period from $2,574,000 in the 2019 period due to a decrease in our export cheese business. Frozen dessert and frozen food products sales increased by $127,000 to $696,000 in the thirteen weeks ended June 27, 2020 from $569,000 for the thirteen weeks ended June 29, 2019. Sales of both our vegan cheese product line and our frozen dessert products were negatively impacted, particularly in our export business, by the restrictions imposed due to the COVID-19 coronavirus. Our export vegan cheese product sales were also negatively impacted by the bankruptcy of our UK distributor at the end of 2019 due to the economic downturn in the UK brought about by the uncertainties of Brexit. We are in the process of finding a suitable replacement.

Our gross profit increased to $1,015,000 in the thirteen weeks ended June 27, 2020 from $860,000 in the thirteen weeks ended June 29, 2019. Our gross profit percentage was 31% for the thirteen weeks ending June 27, 2020 compared to 27% for the thirteen weeks ending June 29, 2019.

Our gross profit percentage was positively impacted by a decrease in freight out expense, which is a component of cost of sales. Freight out expense, a significant part of our cost of sales, decreased by $45,000, or 16%, to $229,000 for the thirteen weeks ended June 27, 2020 compared with $274,000 for the thirteen weeks ended June 29, 2019. As a percentage of sales, freight out expense was 7% percent for the thirteen weeks ended June 27, 2020 compared to 9% percent for the thirteen weeks ended June 29, 2019. Our gross profit and gross profit percentage were also positively impacted by a decrease in sales discounts and allowances of $81,000, or 21%, to $305,000 for the thirteen weeks ended June 27, 2020 from $386,000 for the thirteen weeks ended June 29, 2019. This decrease in sales discounts and allowances was due primarily due to the cancellation of many sales promotional discounts due to the COVID-19 pandemic and accounted for a 2% increase in our gross profit percentage.

Selling expenses decreased by $30,000, or 9%, to $291,000 for the thirteen weeks ended June 27, 2020 from $321,000 for the thirteen weeks ended June 29, 2019. This decrease was principally due to decreases in payroll expense of $20,000, travel, entertainment and auto expense of $13,000, bad debt expense of $10,000, and outside messenger expense of $7,000, which were partly offset by an increase in outside warehouse rental expense of $16,000. We anticipate that our selling expenses will remain at the same level for the remainder of 2020.

Marketing expenses decreased by $46,000, or 49%, to $47,000 for the thirteen weeks ended June 27, 2020 from $93,000 for the thirteen weeks ended June 29, 2019, due primarily to a decrease in promotion expense of $43,000. The decrease in promotion expense was due to the cancellation of several promotional activities due to the COVID-19 pandemic. We anticipate that our marketing expenses will remain at the same level for the remainder of fiscal 2020.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $45,000 or 45%, to $54,000 for the thirteen weeks ended June 27, 2020 from $99,000 for the thirteen weeks ended June 29, 2019, primarily due to decreases in payroll expense of $15,000, lab costs and supplies expense of $9,000, uniform rental expense $7,000, and outside professional fees and outside service expense of $15,000. Due to the COVID-19 pandemic, our R&D lab was shut down in the 2020 period. We anticipate that our research and development expenses will remain at the same level for the remainder of fiscal 2020.

General and administrative expenses increased slightly by $5,000 to $407,000 for the thirteen weeks ended June 27, 2020 from $402,000 for the thirteen weeks ended June 29, 2019. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2020.

Income tax expense of $69,000 for the thirteen weeks ended June 27, 2020 was primarily related to deferred tax expense as a result of stock options expiring during the period. There was no income tax for the thirteen weeks ended June 29, 2019.

Twenty-Six Weeks Ended June 27, 2020 Compared with Twenty-Six Weeks Ended June 29, 2019

Net sales for the twenty-six weeks ended June 27, 2020 were $6,469,000, a decrease of $175,000, or 3%, from net sales of $6,644,000 for the twenty-six weeks ended June 29, 2019. Sales of vegan cheese products decreased to $5,361,000 in the 2020 period from $5,552,000 in the 2019 period. Sales of our frozen dessert and frozen food products increased slightly to $1,108,000 for the twenty-six weeks ended June 27, 2020 from $1,092,000 for the twenty-six weeks ended June 29, 2019.

Our export vegan cheese product sales were negatively impacted by the bankruptcy of our UK distributor at the end of 2019 due to the economic downturn in the UK brought about by the uncertainties of Brexit. We are in the process of finding a suitable replacement.

Our gross profit increased to $2,011,000 in the twenty-six week period ended June 27, 2020 from $1,843,000 in the twenty-six week period ended June 29, 2019. Our gross profit percentage was 31% for the twenty-six weeks ended June 27, 2020 compared to 28% for the twenty-six week period ended June 29, 2019. The increase in our gross profit percentage in the 2020 period was primarily due to a decrease in frozen dessert costs, which were negatively impacted in 2019 by start-up costs at a new production facility.

Selling expenses decreased by $120,000, or 17%, to $598,000 for the twenty-six weeks ended June 27, 2020 from $718,000 for the twenty-six weeks ended June 29, 2019. This decrease was due to decreases in payroll expense of $36,000, commissions expense of $49,000, travel, entertainment and auto expense of $20,000 and bad debt expense of $10,000, which were partially offset by an increase in outside warehouse rental expense of $17,000.

Marketing expenses decreased slightly by $5,000, or 3%, to $172,000 for the twenty-six weeks ended June 27, 2020 from $177,000 for the twenty-six weeks ended June 29, 2019, due to a decrease in promotion expense of $14,000 and public relations expense of $3,000, which were partially offset by an increase in advertising expense of $14,000. The increase in promotion expense was due to certain promotional expenses coming due in the second quarter of this year compared to last year.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $13,000, or 8%, to $144,000 for the twenty-six weeks ended June 27, 2020 from $157,000 for the twenty-six weeks ended June 29, 2019, due primarily to decreases in professional fees and outside services expense of $10,000, payroll expense of $5,000, and lab costs and supplies expense of $9,000, which were partially offset by an increase in equipment repair expense of $13,000.

General and administrative expenses increased slightly by $7,000, or 1%, to $818,000 for the twenty-six weeks ended June 27, 2020 from $811,000 for the twenty-six weeks ended June 29, 2019. This increase was a result of increases in professional fees expense of $40,000 and general insurance expense of $18,000, which were partially offset by decreases in payroll expense of $7,000, public relations expense of $14,000, and IT expense of $25,000.

Income tax expense was $76,000 for the twenty-six weeks ended June 27, 2020 compared to $6,000 for the twenty-six weeks ended June 29, 2019. The increase in income tax expense in the 2020 period was primarily related to deferred tax expense as a result of stock options expiring during the period. The income tax expense for the twenty-six weeks ended June 29, 2019 was for state minimum taxes.

Liquidity and Capital Resources

As of June 27, 2020, we had approximately $1,134,000 in cash and cash equivalents and our working capital was approximately $4,203,000, compared with approximately $514,000 in cash and cash equivalents and working capital of $3,840,000 at December 28, 2019. Our current and quick acid test ratios were 7.0 and 4.0, respectively, as of June 27, 2020 compared with 8.1 and 4.5, respectively, as of December 28, 2019.

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

On May 4, 2020, we were granted a $165,000 loan by the Valley National Bank, pursuant to the Paycheck Protection Program under the CARES Act. The term of the loan is two years, with monthly payments due the first day of each month beginning December 1, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement. In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended June 27, 2020	Twenty-Six Weeks ended June 29, 2019
Net cash provided by operating activities	$455,000	$364,000
Net cash provided by financing activities	165,000	—
Net cash used in investing activities	—	(29,000)
Net increase in cash and cash equivalents	$620,000	$335,000

Net cash provided by operating activities was $455,000 for the twenty-six weeks ended June 27, 2020 compared to $364,000 provided by operating activities for the twenty-six weeks ended June 29, 2019. Net cash provided by operating activities for the twenty-six weeks ended June 27, 2020 was primarily a result of the company’s operating profit and a decrease in accounts receivable. Net cash provided by financing activities was $165,000 for the twenty-six weeks ended June 27, 2020 compared to $0 provided by financing activities for the twenty-six weeks ended June 29, 2019. Net cash provided by financing activities for the twenty-six weeks ended June 27, 2020 was a result of a loan from the Valley National Bank, pursuant to the Paycheck Protection Program under the CARES Act. Net cash used in investing activities was $0 for the twenty-six weeks ended June 27, 2020 compared to $29,000 used in investing activities for the twenty-six weeks ended June 29, 2019.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of June 27, 2020, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of June 27, 2020, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as June 27, 2020.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Exchange Act, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Exchange Act, as amended, is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of June 27, 2020 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of seven persons at June 27, 2020.

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

Other than the following, there have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 28, 2019.

If we do not qualify for retention or forgiveness of the Paycheck Protection Program loan, our financial condition may be adversely affected.

On May 4, 2020, we entered into a loan agreement with Valley National Bank as the lender under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by Small Business Administration (the “SBA”), and subsequently received a loan in the amount of approximately $165,000 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities. We made good faith certifications of our necessity for the PPP Loan and believe that we are in full compliance with the terms and conditions outlined in the CARES Act. However, as a consequence of post-PPP Loan rulemaking by the SBA, shifting regulatory guidance and/or other factors, we may be required to repay the PPP Loan before its expected maturity date. In addition, we hope to obtain forgiveness of all or a portion of the PPP Loan, as allowed under the CARES Act. As there is still substantial uncertainty about PPP forgiveness qualifications, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Due to the incomplete and changing regulations around the PPP, new pronouncements may also change our current compliance status under the law, and any potential allowable forgiveness of the PPP Loan amount.

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

Date: August 17, 2020

