Form 10-Q
period 2020-09-26
TOFUTTI BRANDS INC
filed 2020-11-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2020

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

As of November 13, 2020 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

INDEX

		Page
Part I - Financial Information:

Item 1.	Financial Statements	3

	Condensed Balance Sheets – September 26, 2020 (Unaudited) and December 28, 2019	3

	Condensed Statements of Operations - (Unaudited) Thirteen and Thirty-nine Week Periods ended September 26, 2020 and September 28, 2019	4

	Condensed Statements of Changes in Stockholders’ Equity (Unaudited) Thirteen and Thirty-nine Week Periods ended September 26, 2020 and September 28, 2019	5

	Condensed Statements of Cash Flows - (Unaudited) - Thirty-nine Week Periods ended September 26, 2020 and September 28, 2019	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II - Other Information:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 26, 2020	December 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,399	$514
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $442 and $407, respectively	1,634	1,819
Inventories	2,036	1,929
Prepaid expenses and other current assets	75	120
Total current assets	5,144	4,382

Deferred tax assets	144	217
Fixed assets (net of accumulated depreciation of $13 and $5, respectively)	137	145
Operating lease right-of-use assets	177	252
Other assets	35	30
Total assets	$5,637	$5,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$336	$167
Accrued expenses	326	375
Total current liabilities	662	542

Convertible note payable-long term-related party	500	500
SBA note payable-long term	165	—
Operating lease liabilities	72	156
Total liabilities	1,399	1,198

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares at September 26, 2020 and December 28, 2019	52	52
Additional paid-in capital	207	207
Retained earnings	3,979	3,569
Total stockholders’ equity	4,238	3,828
Total liabilities and stockholders’ equity	$5,637	$5,026

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share figures)

	Thirteen weeks ended September 26, 2020	Thirteen weeks ended September 28, 2019	Thirty-nine weeks ended September 26, 2020	Thirty-nine weeks ended September 28, 2019

Net sales	$3,152	$3,122	$9,621	$9,766
Cost of sales	2,119	2,230	6,577	7,031
Gross profit	1,033	892	3,044	2,735

Operating expenses:
Selling and warehouse	283	331	881	1,049
Marketing	38	79	210	256
Research and development	50	89	194	246
General and administrative	411	427	1,229	1,238
	782	926	2,514	2,789

Income (loss) from operations	251	(34)	530	(54)
Interest expense	6	6	19	19
Income (loss) before income tax	245	(40)	511	(73)
Income tax expense	25	—	101	6

Net income (loss)
Basic	$220	$(40)	$410	$(79)
Diluted	$225	$(40)	$425	$(79)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,436	5,154	5,436	5,154

Earnings (loss) per common share:
Basic	$0.04	$(0.01)	$0.08	$(0.02)
Diluted	$0.04	$(0.01)	$0.08	$(0.02)

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 28, 2019	$52	$207	$3,569	$3,828
Net income	—	—	50	50
March 28, 2020	$52	$207	$3,619	$3,878

Net income	—	—	140	140
June 27, 2020	$52	$207	$3,759	$4,018

Net income	—	—	220	220
September 26, 2020	$52	$207	$3,979	$4,238

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2018	$52	$207	$3,491	$3,750
Net income	—	—	23	23
March 30, 2019	$52	$207	$3,514	$3,773

Net loss	—	—	(62)	(62)
June 29, 2019	$52	$207	$3,452	$3,711

Net loss	—	—	(40)	(40)
September 26, 2019	$52	$207	$3,412	$3,671

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-nine weeks ended September 26, 2020	Thirty-nine weeks ended September 28, 2019

Cash provided by (used in) operating activities, net	$720	$(2)

Cash provided by financing activities, net	165	—

Cash used in investing activities, net	—	(29)

Net increase (decrease) in cash and cash equivalents	885	(31)

Cash and cash equivalents at beginning of period	514	558

Cash and cash equivalents at end of period	1,399	527

Supplemental cash flow information:
Income taxes paid	$7	$6
Interest paid	$19	$13

Operating cash flows:
Cash paid for the amounts in the measurement of operating lease liability	$75	$74
Right of use assets obtained in exchange for the operating lease liability	$—	$362

See accompanying notes to condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Liquidity and Capital Resources

At September 26, 2020, Tofutti Brands, Inc. (“Tofutti” or the “Company”) had approximately $1,399 in cash compared to $514 at December 28, 2019. Net cash provided by operating activities was $720 for the thirty-nine weeks ended September 26, 2020 compared to $2 used in operating activities for the thirty-nine weeks ended September 28, 2019. Cash provided by operating activities for the thirty-nine weeks ended September 26, 2020 was primarily a result of the Company’s operating profit, a decrease in accounts receivable, and an increase in accounts payable offset by increases in inventory and accrued expenses. Net cash provided by financing activities was $165 for the thirty-nine weeks ended September 26, 2020 compared to $0 provided by financing activities for the thirty-nine weeks ended September 28, 2019. Net cash provided by financing activities was due to the Company’s receipt of a loan under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Net cash used in investing activities was $0 for the thirty-nine weeks ended at September 26, 2020 compared to $29 used in investing activities for the thirty-nine weeks ended September 28, 2019.

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

According to SBA guidelines, if a loan has closed prior to June 5, 2020 and the recipient of the loan has chosen to adopt the 24-week “covered period,” the principal and interest on the loan will be deferred until the earlier of:

●	When the SBA remits the forgiveness amount on the loan to the bank (or notifies that no loan forgiveness is allowed; or
●	21 months from the origination date of the loan.

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

Note 3: Basis of Presentation

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen week and thirty-nine periods ended September 26, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 5: Inventories

The composition of inventories is as follows:

	September 26, 2020	December 28 2019
Finished products	$1,159	$1,187
Raw materials and packaging	877	742
	$2,036	$1,929

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

Note 7: Earnings (Loss) Per Share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for the periods ended September 26, 2020 and September 28, 2019 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and a convertible note outstanding during the same period as applicable. Not included in the calculation of diluted earnings (loss) per common share for the thirteen and thirty-nine weeks periods ended September 28, 2019 were the shares issuable upon conversion of a convertible note payable and the shares issuable upon exercise of 80,000 non-qualified options granted to directors, as a consequence of their anti-dilutive effect.

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended Sept. 26, 2020	Thirteen Weeks Ended Sept. 28, 2019	Thirty-nine Weeks Ended Sept. 26, 2020	Thirty-nine Weeks Ended Sept. 28, 2019
Numerator
Net income (loss) - basic	$220	$(40)	$410	$(79)
Interest expense attributable to convertible debt, net of taxes	5	—	15	—
Net income (loss) - diluted	$225	$(40)	$425	$(79)
Denominator
Weighted average common shares - basic	5,154	5,154	5,154	5,154
Weighted average common shares - diluted	5,436	5,154	5,436	5,154
Earnings (loss) per common share - basic	$0.04	$(0.01)	$0.08	$(0.02)
Earnings (loss) per common share - diluted	$0.04	$(0.01)	$0.08	$(0.02)

Note 8: Fixed Assets

Fixed assets consist of the following:

	September 26, 2020	December 28, 2019
Plant equipment	$150	$150
Less: accumulated depreciation	13	5
Fixed assets, net	$137	$145

Depreciation expense for the thirteen and thirty-nine weeks ended September 26, 2020 was $3 and $8, respectively. Depreciation expense for the thirteen and thirty-nine weeks ended September 28, 2019 was $2 and $2, respectively.

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

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” As of September 26, 2020, the Company had issued 80,000 non-qualified stock option awards under the 2014 Plan, all of which have expired.

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

	September 26, 2020	December 28, 2019
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

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

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

According to SBA guidelines, if a loan has closed prior to June 5, 2020 and the recipient of the loan has chosen to adopt the 24-week “covered period,” the principal and interest on the loan will be deferred until the earlier of:

●	When the SBA remits the forgiveness amount on the loan to the bank (or notifies that no loan forgiveness is allowed; or
●	21 months from the origination date of the loan.

	September 26, 2020	December 28, 2019
SBA note payable	$165	—
Less current maturity	—	—
SBA note payable, net of current maturity	$165	—

Note 11: Revenues

Performance obligations relating to the delivery of products are recognized at a point in time based on actual products and quantity shipped, which can vary from purchase order to purchase order, and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen Weeks ended September 26, 2020	Thirteen Weeks ended September 28, 2019	Thirty-nine Weeks ended September 26, 2020	Thirty-nine Weeks ended September 28, 2019
Revenues by geography:
Americas	$2,954	$2,987	$9,180	$9,086
Europe	24	—	124	207
Asia Pacific and Africa	12	61	42	235
Middle East	162	74	275	238
	$3,152	$3,122	$9,621	$9,766

Approximately 93% of the Americas revenue in 2020 and 86% of the Americas revenue in 2019 is attributable to sales in the United States in both the thirteen and thirty-nine week periods. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen Weeks ended September 26, 2020	Thirteen Weeks ended September 28, 2019	Thirty-nine Weeks ended September 26, 2020	Thirty-nine Weeks ended September 28, 2019
Cheeses	$2,655	$2,754	$8,016	$8,306
Frozen Desserts and Foods	497	368	1,605	1,460
	$3,152	$3,122	$9,621	$9,766

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Timing of revenue recognition:

	Thirteen Weeks ended September 26, 2020	Thirteen Weeks ended September 28, 2019	Thirty-nine Weeks ended September 26, 2020	Thirty-nine Weeks ended September 28, 2019
Products transferred at a point in time	$3,152	$3,122	$9,621	$9,766
	$3,152	$3,122	$9,621	$9,766

Note 12: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $13 for the thirteen weeks ended September 26, 2020 and $19 for the thirteen weeks ended September 28, 2019. Rent expense was $51 for the thirty-nine weeks ended September 26, 2020 and $58 for the thirty-nine weeks ended September 28, 2019. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $116 for the thirteen weeks ended September 26, 2020 and $121 for the thirteen weeks ended September 28, 2019 and $342 for the thirty-nine weeks ended September 26, 2020 and $331 for the thirty-nine weeks ended September 28, 2019.

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

TOFUTTI BRANDS INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

As of
September 26, 2020
Operating lease right-of-use assets	$177
Total ROU lease assets	177

Accounts payable	111
Operating lease liabilities	72
Total lease liability	$183

Weighted average remaining lease term (in years)	1.9
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of September 26, 2020, for the following five fiscal years and thereafter are as follows:

As of
September 26, 2020
2020 (remaining)	$30
2021	118
2022	37
2023	8
Total future minimum lease payments	193
Present value adjustment	10
Total	$183

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To date, the pandemic has had minimal impact on our sales. The majority of our sales relate to retail products sold in supermarkets. Supermarket sales in general have seen a substantial surge in business due to the pandemic, as consumers stock up on all products that they would normally purchase. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19 and experienced a decline with respect to food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business. In the third quarter of 2020, we were able to slightly increase our sales compared to the third quarter of 2019 as a result of increased sales of our frozen dessert and food products. We expect that any potential decline in our sales will be offset in whole or in part by a similar decline in sales and marketing expenses due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

Most of our administrative functions are being performed remotely. A small crew maintains the office for those functions that cannot be handled remotely. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted.

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $1,399,000 of cash and cash equivalents as of September 26, 2020.

Results of Operations

Thirteen Weeks Ended September 26, 2020 Compared with Thirteen Weeks Ended September 28, 2019

Net sales for the thirteen weeks ended September 26, 2020 were $3,152,000, an increase of $30,000, or 1%, from net sales of $3,122,000 for the thirteen weeks ended September 28, 2019. The slight increase is attributable to an increase in our frozen dessert and foods category sales. Frozen dessert and frozen food products sales increased by $129,000 to $497,000 in the thirteen weeks ended September 26, 2020 from $368,000 for the thirteen weeks ended September 28, 2019. Sales of vegan cheese products decreased slightly to $2,655,000 in the 2020 period from $2,754,000 in the 2019 period due to a decrease in our export cheese business. Sales of both our vegan cheese product line and our frozen dessert products were negatively impacted, particularly in our export business, by the restrictions imposed due to the COVID-19 coronavirus. Our export vegan cheese product sales were also negatively impacted by the bankruptcy of our UK distributor at the end of 2019.

Our gross profit increased by $141,000 to $1,033,000 in the thirteen weeks ended September 26, 2020 from $892,000 in the thirteen weeks ended September 28, 2019. Our gross profit percentage was 33% for the thirteen weeks ending September 26, 2020 compared to 29% for the thirteen weeks ending September 28, 2019.

The overall increase in our gross profit percentage was primarily due to the effect of recent price increases. However, our gross profit percentage was negatively impacted by an increase in freight out expense, which is a component of cost of sales. Freight out expense, a significant part of our cost of sales, increased by $38,000, or 19%, to $238,000 for the thirteen weeks ended September 26, 2020 compared with $200,000 for the thirteen weeks ended September 28, 2019. As a percentage of sales, freight out expense was 8% percent for the thirteen weeks ended September 26, 2020 compared to 6% percent for the thirteen weeks ended September 28, 2019. Due to the ongoing COVID-19 pandemic, we anticipate that our freight out expense will continue at a higher level than in 2019. We anticipate that our gross profit percentage will remain at its current level for the balance of the year.

Selling expenses decreased by $48,000, or 15%, to $283,000 for the thirteen weeks ended September 26, 2020 from $331,000 for the thirteen weeks ended September 28, 2019. This decrease was principally due to decreases in payroll expense of $16,000, travel, entertainment and auto expense of $19,000, outside messenger expense of $9,000, and outside warehouse rental expense of $6,000. We anticipate that our selling expenses will remain at the same level for the remainder of 2020.

Marketing expenses decreased by $41,000, or 52%, to $38,000 for the thirteen weeks ended September 26, 2020 from $79,000 for the thirteen weeks ended September 28, 2019, due primarily to a decrease in promotion expense of $34,000. The decrease in promotion expense was due to the cancellation of several promotional activities due to the COVID-19 pandemic. We anticipate that our marketing expenses will remain at the same level for the remainder of fiscal 2020.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $39,000 or 44%, to $50,000 for the thirteen weeks ended September 26, 2020 from $89,000 for the thirteen weeks ended September 28, 2019, primarily due to decreases in payroll expense of $18,000, lab costs and supplies expense of $15,000, and uniform rental expense $6,000. Due to the COVID-19 pandemic, our R&D lab was shut down in the 2020 period. We anticipate that our research and development expenses will remain at the same level for the remainder of fiscal 2020.

General and administrative expenses decreased by $16,000 to $411,000 for the thirteen weeks ended September 26, 2020 from $427,000 for the thirteen weeks ended September 28, 2019 due to a decrease in professional fees and outside service expense of $21,000 and travel, entertainment and auto expense of $18,000, which were partially offset by increases in public relations expense of $13,000 and IT expense of $5,000. We anticipate that general and administrative expenses will remain at the same level for the remainder of fiscal 2020.

Income tax expense was $25,000 for the thirteen weeks ended September 26, 2020. There was no income tax expense for the thirteen weeks ended September 28, 2019.

Thirty-nine Weeks Ended September 26, 2020 Compared with Thirty-nine Weeks Ended September 28, 2019

Net sales for the thirty-nine weeks ended September 26, 2020 were $9,621,000, a decrease of $145,000, or 1%, from net sales of $9,766,000 for the thirty-nine weeks ended September 28, 2019. Sales of vegan cheese products decreased to $8,016,000 in the 2020 period from $8,306,000 in the 2019 period. Sales of our frozen dessert and frozen food products increased to $1,605,000 for the thirty-nine weeks ended September 26, 2020 from $1,460,000 for the thirty-nine weeks ended September 28, 2019.

Our export vegan cheese product sales were negatively impacted by the bankruptcy of our UK distributor at the end of 2019 due to the economic downturn in the UK brought about by the uncertainties of Brexit.

Our gross profit increased to $3,044,000 in the thirty-nine week period ended September 26, 2020 from $2,735,000 in the thirty-nine week period ended September 28, 2019. Our gross profit percentage was 32% for the thirty-nine weeks ended September 26, 2020 compared to 28% for the thirty-nine week period ended September 28, 2019. The increase in our 2020 gross profit percentage, which had been negatively impacted in 2019 by start-up costs at a new production facility and raw material price increases, was primarily due to a decrease in frozen dessert costs and recent retail sales price increases.

Selling expenses decreased by $168,000, or 16%, to $881,000 for the thirty-nine weeks ended September 26, 2020 from $1,049,000 for the thirty-nine weeks ended September 28, 2019. This decrease was due to decreases in payroll expense of $52,000, commissions expense of $47,000, travel, entertainment and auto expense of $41,000 and bad debt expense of $10,000, which were partially offset by an increase in outside warehouse rental expense of $11,000.

Marketing expenses decreased by $46,000, or 18%, to $210,000 for the thirty-nine weeks ended September 26, 2020 from $256,000 for the thirty-nine weeks ended September 28, 2019, due to decreases in promotion expense of $47,000 and artwork and plate expense of $5,000, which were partially offset by an increase in advertising expense of $10,000. The decrease in promotion expense was due to the cancellation of several promotional activities due to the COVID-19 pandemic.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $52,000, or 21%, to $194,000 for the thirty-nine weeks ended September 26, 2020 from $246,000 for the thirty-nine weeks ended September 28, 2019, due primarily to decreases in professional fees and outside services expense of $10,000, payroll expense of $23,000, lab costs and supplies expense of $25,000, and uniform rental expense of $10,000, which were partially offset by an increase in equipment repair expense of $13,000.

General and administrative expenses decreased slightly by $9,000, or 1%, to $1,229,000 for the thirty-nine weeks ended September 26, 2020 from $1,238,000 for the thirty-nine weeks ended September 28, 2019.

Income tax expense was $101,000 for the thirty-nine weeks ended September 26, 2020 compared to $6,000 for the thirty-nine weeks ended September 28, 2019. The increase in income tax expense in the 2020 period was primarily related to the reversal of a deferred tax expense as a result of stock options expiring during the period. The income tax expense for the thirty-nine weeks ended September 28, 2019 was for state minimum taxes.

Liquidity and Capital Resources

As of September 26, 2020, we had approximately $1,399,000 in cash and cash equivalents and our working capital was approximately $4,511,000, compared with approximately $514,000 in cash and cash equivalents and working capital of $4,482,000 at December 28, 2019. Our current and quick acid test ratios were 7.8 and 4.7, respectively, as of September 26, 2020 compared with 8.1 and 4.5, respectively, as of December 28, 2019.

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

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended September 26, 2020	Thirty-nine Weeks ended September 28, 2019
Net cash provided by (used in) operating activities	$720,000	$(2,000)
Net cash provided by financing activities	165,000	—
Net cash used in investing activities	—	(29,000)
Net increase (decrease) in cash and cash equivalents	$885,000	$(31,000)

Net cash provided by operating activities was $720,000 for the thirty-nine weeks ended September 26, 2020 compared to $2,000 used in operating activities for the thirty-nine weeks ended September 28, 2019. Net cash provided by operating activities for the thirty-nine weeks ended September 26, 2020 was primarily a result of the company’s operating profit, a decrease in accounts receivable, and an increase in accounts payable. Net cash provided by financing activities was $165,000 for the thirty-nine weeks ended September 26, 2020 compared to $0 provided by financing activities for the thirty-nine weeks ended September 28, 2019. Net cash provided by financing activities for the thirty-nine weeks ended September 26, 2020 was a result of a loan from the Valley National Bank, pursuant to the Paycheck Protection Program under the CARES Act. Net cash used in investing activities was $0 for the thirty-nine weeks ended September 26, 2020 compared to $29,000 used in investing activities for the thirty-nine weeks ended September 28, 2019.

We believe our existing cash and cash equivalents on hand at September 26, 2020, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of September 26, 2020, we did not have any material contractual obligations or commercial commitments, including obligations relating to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. As of September 26, 2020, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as September 26, 2020.

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

Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of September 26, 2020 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of seven persons at September 26, 2020.

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

Date: November 16, 2020

