Form 10-K
period 2021-01-02
TOFUTTI BRANDS INC
filed 2021-04-19
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $3,632,000

As of April 19, 2021, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-three week period ended January 2, 2021 (fiscal 2020) and the fifty-two week period ended December 28, 2019 (fiscal 2019).

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

We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered office and principal executive offices are located at 50 Jackson Drive, Cranford, New Jersey 07016, our telephone number is 908-272-2400. Our internet website address is www.tofutti.com. The information on our website is not incorporated by reference into this annual report.

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

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three-gallon bulk cans and one soft-serve flavor.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of three different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip. Like all our frozen dessert products, they are completely trans-fat free, including the wafers.

♦	YOURS TRULY cones have a generous scoop of creamy vanilla TOFUTTI set in a chocolate-coated crispy cone, then topped with a deep, rich chocolate coating and topped with a crispy chocolate cookie crunch.

♦	Our TOFUTTI MARRY ME® BARS are stick novelties that feature creamy vanilla TOFUTTI surrounded by a dark chocolate coating. Made with organic sugar and with no gluten added, MARRY ME BARS satisfy important diet requirements of certain consumers with that great TOFUTTI taste.

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in three flavors, plain, Herb & Chives, and Garlic & Herb that are available in 8 oz. retail packages. The plain comes in 5 lb. containers and 30 lb. bulk boxes for food service customers.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

♦	BETTER THAN SOUR CREAM® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. BETTER THAN SOUR CREAM has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM is available nationally in many health food stores and select supermarkets.

♦	TOFUTTI DIPPITY DO DAH DIPS incorporate our BETTER THAN SOUR CREAM with four exciting flavors for use as dips for snacking. Those flavors are Roasted Garlic, Garden Cucumber, French Onion and Cheddar Jalapeno available in 12 oz. retail containers.

♦	TOFUTTI VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets and come in two flavors: Mozzarella and American. The Mozzarella version is also available in 40 lb. blocks for food service customers.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Food Products

♦	TOFUTTI BLINTZES are frozen crepes filled with TOFUTTI BETTER THAN CREAM CHEESE that are dairy and cholesterol free, yet taste just like real cheese blintzes. Our BLINTZES are available in freezer cases in select supermarkets and health food stores and can be served hot, warm, or slightly chilled as a main meal or a snack.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. All of our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Safeway/Albertsons, Kroger, Fred Meyer, DeMoulas/Market Basket, and Wakefern Food Corp. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic, kosher, and food service accounts and all international accounts are handled directly by us. Our products are also sold in approximately twenty other countries.

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

We currently distribute most of our products by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from where our customers are able to pick up their orders. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion. Currently, we use two warehouses in New Jersey, one for our frozen dessert and food products and one for our cheese products, and one warehouse in northern California for both categories of products.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through thirty-nine (39) distributors to the national health food market.

Our sales to health food accounts in fiscal 2020 increased to $7,643,000, or 55% of total sales, from approximately $6,436,000, or 49% of total sales in fiscal 2019, due to the increase in both frozen dessert and cheese product sales to health food accounts. Our sales to the kosher market increased to $678,000, or 6% of sales, in fiscal 2020, from sales of approximately to $651,000, or 5% of sales, in fiscal 2019. The increase in our health food account sales was also due to increased public awareness of healthier alternative vegan products.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended January 2, 2021		Fiscal Year ended December 28, 2019
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
California	$2,333	17%	$1,860	14%
Midwest	2,198	16%	1,993	15%
Metropolitan New York	1,600	12%	1,884	14%
Mid-Atlantic	1,380	10%	1,025	8%
Northwest	816	6%	814	6%
Florida	790	6%	788	6%
Upstate New York	782	6%	681	5%
Southeast	651	5%	508	4%
New England	647	5%	959	7%
Southwest	615	4%	400	3%
Rocky Mountains	324	2%	296	2%

During fiscal 2020, we shipped our products to distributors in Australia, Canada, Egypt, the UK, France, Mexico, and Panama. Sales to foreign distributors decreased to $1,470,000, or 11% of sales, in fiscal 2020, from $1,725,000, or 13% of sales, in fiscal 2019. During fiscal 2020, our foreign business was negatively impacted by a very strong U.S. dollar which made our products more expensive in local currency. Our export business to the United Kingdom and the rest of Europe was also severely negatively impacted by still unresolved Brexit issues and the bankruptcy in December 2019 of our long-term UK distributor. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. In fiscal 2020 and 2019, our product development expenses were approximately $240,000 and $324,000, respectively. Product development expenses in 2020 and 2019 did not include Mr. Mintz’s salary. Our product development expenses decreased sharply in 2020 as a result of precautions taken to prevent the spread of COVID-19. We do not intend to reopen the laboratory to its previous level of operations. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

PRODUCTION

We believe that all of our products are produced under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; supervision of all our production by our kosher supervisory service; supervision of all our vegan cheese production by our halal supervisory service; and random testing by outside independent laboratories to ensure that our internal quality control procedures, guidelines, ingredients, and nutritional reporting requirements are being properly followed.

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. Additionally, our production facilities are certified as SQF facilities. The Safe Quality Food (SQF) Program is a rigorous and credible safety and quality program of on-going audits and certifications that is being required by more and more food distributors and retailers before they will accept a new food product into their facility or store. We currently utilize five co-packers, all of whom were able to continue the production of our products during the course of the COVID-19 pandemic. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as dairy free vegan cheeses and dairy free frozen desserts, we have more than one co-packer. In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

For the fiscal years ended January 2, 2021 and December 28, 2019, we purchased approximately 40% and 52% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 16% and 19%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer.

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

TRADEMARKS AND PATENTS

We have registered our trademark, TOFUTTI®, and other trademarks for our frozen desserts and other products in the United States and approximately thirty-two foreign countries. We believe our trademarks are an important means of establishing consumer recognition for our products and we will vigorously oppose any unauthorized use of our trademarks. We are not currently involved in any trademark litigation.

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

EMPLOYEES

We have successfully operated our business with a limited number of employees for over a decade. We employed eight persons on a full-time basis until March 2020 due to the pandemic, after which we employed six persons. In fiscal 2019 we employed eight persons on a full-time basis. As of March 31, 2021, we employed four persons. We consider our employees to be among the most valuable assets of our company.

We believe that an engaged workforce is key to maintaining our ability to innovate. During fiscal 2020, we took the necessary precautions in response to the recent COVID-19 outbreak, including offering our employees flexibility to work from home and mandatory social distancing requirements in the workplace. We are committed to providing a safe work environment for our employees in compliance with applicable regulations.

We do not have any collective bargaining agreements with our employees.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our common stock. If any of the following risks actually occur, our business prospects, financial condition and results of operations could be harmed. In that case, the value of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

David Mintz, our founder, Chairman of the Board, Chief Executive Officer and the developer of all of our products died in February 2021 and we may be unable to adequately replace him.

On February 24, 2021, David Mintz, our founder, Chairman of the Board, Chief Executive Officer and the developer of all of our products, passed away. Our CFO, Steven Kass has been appointed interim CEO. While we intend to appoint a permanent successor to Mr. Mintz in his executive roles, we may be unable to find someone who will be able to succeed him in his role as our head of research and development. The loss his services could have a material adverse effect on our business and results of operations.

We may not be able to maintain profitable operations in the future. We may not have sufficient working capital to fund our operations in the future.

The lack of sufficient working capital in the past has negatively impacted our ability to introduce and adequately promote new products. As of January 2, 2021, we had $1,459,000 in cash and our working capital was $4,639,000. Our cash increased by $945,000 from December 28, 2019. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the fiscal years ended January 2, 2021 and December 28, 2019, we purchased approximately 40% and 52%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 16% and 19%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 180 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we and our co-packers may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our co-packers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also impacted our sales efforts as our ability to make sales calls is constrained. Our research and development activities were disrupted due to our efforts to prevent the spread of COVID-19 in our research and development facility. Our ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed, resulting in the cancelation of some sales promotional discounts. Trade food shows and sales conferences, major events used to introduce and sell our products, have been postponed indefinitely. The length and severity of the pandemic could also affect our regular sales, which could in turn result in reduced sales and a lower gross margin.

We are indebted to the estate of our former Chairman and Chief Executive Officer pursuant to a promissory note which is secured by substantially all of our assets. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

On January 6, 2016, we received a $500,000 convertible loan from Mr. David Mintz, our Chairman of the Board and Chief Executive Officer, who passed away on February 24, 2021. Initially due on December 31, 2017, the loan has been extended until December 31, 2022. The loan is convertible into our common stock at a conversion price of $1.77 per share, the closing price of our common stock on the OTCQB on the date the promissory note was extended. The loan bears interest at 5% per annum and may be prepaid in whole or in part at any time without premium or penalty.

In the event we are unable to repay the loan, or if there is an event of default, without any action on the part of the estate of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and the estate of Mr. Mintz will be entitled to seek and institute any and all available remedies. Any failure to meet our obligations under the note could materially harm our business, financial condition and results of operations.

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

We rely on Steven Kass, our Chief Financial Officer and Interim Chief Executive Officer, to manage our business.

Our future success is significantly dependent on the services of Steven Kass (age 69), our Chief Financial Officer, who was also appointed as our interim Chief Executive Officer upon the death of Mr. David Mintz. The loss of his services would have a material adverse effect on our business and results of operations.

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

The successful introduction of innovative products and packaging on a periodic basis has become increasingly important to our ability to maintain and grow our sales. Accordingly, the continued acceptance of our current products and the future degree of market acceptance of any of products, which may be accompanied by significant promotional expenditures, is likely to have an important impact on our future financial results.

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

The vegan and dairy free frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

We rely heavily on IT systems to manage critical functions such as operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. Cyber-attacks or other breaches of network or information technology, or IT, may cause equipment failures or disrupt our systems and operations. In particular, both unsuccessful and successful cyber-attacks on companies have increased in frequency, scope and potential harm in recent years. A party who is able to compromise the security measures on our networks or the security of our infrastructure could, among other things, misappropriate our proprietary information and the personal information of our customers and employees, cause interruptions or malfunctions in our or our customers’ operations, cause delays or interruptions to our ability to meet customer needs, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions in our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. While no actual or attempted attacks have had a material impact on our operations or financial condition, we cannot provide any assurance that our business operations will not be negatively materially affected by such attacks in the future.

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

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high-profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our reputation and brand image as well as our ability to retain existing customers or attract new ones. In addition, the regulatory framework around data custody, data privacy and breaches vary by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

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

Increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition and price our company’s shares could be materially and adversely affected.

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

In fiscal 2020, approximately 11% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

●	different and changing regulatory requirements in the jurisdictions in which we currently operate or may operate in the future;

●	the impact of possible recessionary environments in multiple foreign markets;

●	export restrictions, tariffs and other trade barriers;

●	difficulties in managing and supporting foreign operations;

●	longer payment cycles;

●	difficulties in collecting accounts receivable;

●	political and economic changes, hostilities and other disruptions in regions where we currently sell our products or may sell our products in the future;

●	seasonal reductions in business activities; and

●	on-going Covid-19 restrictions imposed by foreign governments.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our interim chief executive officer and chief financial officer concluded that our internal control over financial reporting was ineffective as of January 2, 2021 because of the following material weaknesses in internal controls over financial reporting:

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

Our failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.

Risks Relating to Our Common Stock

Our principal shareholder has the ability to control the policies and management of our company.

The estate of our founder, former Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 51.0% of the outstanding shares. Until such time as the estate is settled and as long as the estate maintains a controlling interest in our company, it will have the ability to exercise a controlling influence over our business and affairs, including any determinations with respect to potential mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common shares or other equity securities, our repurchase or redemption of common shares and our payment of dividends. Similarly, as long as the estate of Mr. Mintz has a controlling interest in our company, it will have the power to determine the outcome of matters submitted to a vote of our shareholders, including the power to elect all of the members of our board of directors and prevent an acquisition or any other change in control of us.

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six-month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $78,000 in fiscal 2020 and $77,000 in fiscal 2019. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $467,000 and $458,000 during fiscal 2020 and 2019, respectively.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange, or the AMEX, on October 29, 1985 and traded on the AMEX or its successor, NYSE MKT, under the symbol TOF, until October 24, 2016 when our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB.

Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

The closing price for our common stock on April 16, 2021, as reported on the OTCQB, was $2.96.

Holders of Record

As of April 16, 2021, there were approximately 322 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of January 2, 2021, we had issued 80,000 non-qualified stock option awards under the Plan, all of which expired in 2020. No option awards were granted in the two fiscal years ended January 2, 2021.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2020.

Purchase of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended January 2, 2021 (the fourth quarter of fiscal 2020).

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

Revenue Recognition. We primarily sell vegan and dairy-free soy-based cheeses, frozen desserts and other food products. We recognize revenue when control over the products transfers to our customers, deemed to be the performance obligation, which generally occurs when the product is shipped or picked up from one of our distribution locations by the customer. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Fixed Assets. During fiscal 2018 and 2019, we spent $150,000 on equipment to be used at our new co-packer’s frozen dessert facility. Our co-packer began using this equipment in connection with the production of frozen stick novelty items in the third quarter of 2019 and continues to do so. Depreciation is provided by charges to income using the straight-line method over the estimated useful life of ten years. There were no fixed asset additions in fiscal 2020.

Leases. Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. We have operating leases primarily consisting of facilities with remaining lease terms of approximately one to three years. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we have combined the lease and non-lease components in determining the lease liabilities and right of use assets.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The Board concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

Key Factors Affecting Our Business

Our operations and the operating metrics discussed below have been and will likely continue to be affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include among others, our lack of sufficient working capital, dependence on a few key distributors for a significant portion of our sales, dependence on several key suppliers to produce our products, our reliance on a limited number of key executives to manage our business, and competition. For further discussion of the factors affecting our results of operations, see “Risk Factors.”

We may not be able to maintain profitability in the future and may not have sufficient working capital to fund our operations in the future.

While our operations have been profitable in the last few years, we incurred losses in prior years. Our cash increased to $1,459,000 while our working capital increased to $4,669,000 as of January 2, 2021. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 54% and 44% of our net sales for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended January 2, 2021and December 28, 2019, we purchased approximately 40% and 52%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 16% and 19%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

Upon the death of Mr. Mintz, our continued success is significantly dependent on the services of Steven Kass (age 69), who is presently serving as our interim Chief Executive Officer and as our Chief Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

Recent Developments

On February 24, 2021 David Mintz, our founder, Chief Executive Officer and Chairman of the Board of Directors, passed away. Steven Kass, Chief Financial Officer, was appointed interim CEO by our Board of Directors.

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

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have not materially affected our company’s operations. All of our co-packing facilities are currently operating normally and the pandemic has not constrained any of our production requirements. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before.

Most of our administrative functions are being performed remotely. A small crew maintains the office for those functions that cannot be handled remotely. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted. To date, the pandemic has had minimal impact on our sales. The majority of our sales relate to retail products sold in supermarkets. Supermarket sales in general have seen a substantial surge in business due to the pandemic, as consumers stock up on all products that they would normally purchase. The only negative effect to our business to date has been with respect to our food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business and with respect to our inability to regain our level of export sales to foreign jurisdictions. Our marketing efforts have also been constrained due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $1,459,000 of cash as of January 2, 2021.

Depending on the length and severity of the pandemic, Covid-19 may ultimately have a significant impact on our operations and ability to maintain our current level of operations without a further infusion of capital, which may not be available to us.

Fiscal Year Ended January 2, 2021 Compared with Fiscal Year Ended December 28, 2019

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-three week period ended January 2, 2021 (fiscal 2020) and the fifty-two week period ended December 28, 2019 (fiscal 2019).

Net sales for the fiscal year ended January 2, 2021 were $13,815,000, an increase of $685,000 or 5%, from net sales of $13,130,000 for the fiscal year ended December 28, 2019. Sales of our frozen dessert and frozen food product lines increased to $2,146,000 in fiscal 2020 from $1,889,000 in fiscal 2019. Sales of vegan cheese products increased to $11,669,000 in fiscal 2020 from $11,241,000 in fiscal 2019 due to an increase in sales of our food service sized BETTER THAN CREAM CHEESE and BETTER THAN SOUR CREAM products. Domestic sales of our cheese products increased while our export cheese business was negatively impacted by political uncertainty in the UK and its impact on the UK’s currency. It was also negatively impacted by the continued effects of the bankruptcy of our UK master distributer in December 2019. Since our master distributor in the UK managed our sales for the rest of Europe, our sales there have been negatively impacted by the issues in the UK and our inability to obtain a successor distributor.

Our gross profit for the year ended January 2, 2021 increased by $216,000 to $4,253,000 from $4,037,000. Our gross profit percentage for both the years ended January 2, 2021 and December 28, 2019 was 31%. Sales promotion and allowance expense was $1,582,000 for the year ended January 2, 2021 compared to $1,378,000 for the year ended December 28, 2019. We intend to increase gross profitability in future periods through selective price increases and selective ingredient replacements to lower-cost alternatives.

Freight out expense increased by $94,000 to $1,037,000, or 8%, for the year ended January 2, 2021 compared with $943,000 for the year ended December 28, 2019. Freight out expense increased due to the increase in net sales and significant increases in freight rates across all methods of shipping due to increases in fuel costs and the reduction in vehicle availability due to the pandemic. Freight out cost as a percentage of sales in fiscal 2020 was 8% compared to approximately 7% in fiscal 2019. We anticipate that freight out expense in fiscal 2021 will continue at this higher level.

Selling and warehousing expenses decreased by $445,000, or 27%, to $1,187,000 for fiscal 2020 from $1,632,000 in fiscal 2019. This decrease was primarily attributable to decreases in commission expense of $82,000, travel, entertainment and auto expense of $48,000, messenger expense of $13,000, meetings and conventions expense of $33,000, payroll expense of $76,000 and bad debt expense of $210,000. These decreases were partially offset by an increase in outside warehouse rental expense of $10,000. The decrease in bad debt expense was primarily a result of writing off the receivables of our UK master distributor at the end of fiscal 2019. We anticipate that selling expenses as a percentage of sales in fiscal 2021 will decline from those in fiscal 2020 due to continued Covid-related reductions in travel and other sales activities.

Marketing expenses decreased in fiscal 2020 by $89,000, or 26%, to $258,000 from $347,000 in fiscal 2019 due to a decrease in promotion expense of $95,000 and artwork and plate expense of $16,000, which was partially offset by an increase in advertising expense of $27,000. We expect that marketing expenses in fiscal 2021 will remain at the same level as in fiscal 2020.

Product development expenses decreased by $84,000, or 26%, to $240,000 in fiscal 2020 from $324,000 in fiscal 2019. The decrease was primarily attributable to decreases in payroll expense of $50,000, lab costs and supplies expense of $38,000, and uniform rental expense of $14,000, which were partially offset by an increase in equipment repairs expense of $12,000. Because we do not anticipate our research and development department resuming operations at the pre-Covid level in 2021, we expect that product development costs will remain constant or decline slightly in fiscal 2021.

General and administrative expenses increased by $66,000, or 4%, to $1,692,000 for fiscal 2020 from $1,626,000 for fiscal 2019. The increase was primarily due to increases in payroll expense of $31,000, professional fees and outside services expenses of $19,000, equipment rental expense of $6,000, office supplies expense of $9,000, and general insurance expense of $57,000, which were partially offset by decreases in IT expense of $20,000 and travel, entertainment and auto expense of $33,000. General insurance expense increased due to increases in our general package insurance policy and our directors and officers’ liability policy. We expect that general and administrative expenses will decrease in fiscal 2021.

Overall, total operating expenses in fiscal 2020 decreased by $552,000, or 14%, to $3,377,000 compared to total operating expenses of $3,929,000 in fiscal 2019. We anticipate our operating expenses to continue at lower than historical levels due to ongoing Covid restrictions.

Income before income taxes increased to $851,000 in fiscal 2020 as compared with income before income taxes of $83,000 in fiscal 2019.

Provision for income taxes for the 2020 fiscal period was $255,000 compared to income tax expense of $5,000 for the 2019 fiscal period.

Liquidity and Capital Resources

At January 2, 2021, we had approximately $1,459,000 in cash, and our working capital was $4,639,000.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our Chairman and Chief Executive Officer, provided our company with a convertible loan of $500,000 which is secured by substantially all of our assets. The loan has been extended until December 31, 2022. Interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. During the original term of the loan it was convertible into shares of our common stock at a conversion price of $4.01 per share, the closing price of our common stock on the NYSE MKT on the date the promissory note was entered into. The extended loan is convertible into our common stock at a conversion price of $1.77 per share at the option of the holder, the closing price of our common stock on the OTCQB on the date the promissory note was extended. See “Certain Relationships and Related Transactions, and Director Independence.”

Cash Flows	Fiscal Year ended
	January 2, 2021	December 28, 2019
	(In thousands)
Net cash provided by (used in) operating activities	$780	$(15)
Net cash used in investing activities	—	(29)
Net cash provided financing activities	165	—
Net increase (decrease) in cash	945	(44)
Cash at beginning of year	514	558
Cash at end of year	$1,459	$514

Cash provided by operating activities for the fiscal year ended January 2, 2021 was $780,000 compared to $15,000 used in operating activities for the fiscal year ended December 28, 2019. Cash provided by operating activities was primarily from net income from operations.

Cash used in investing activities was $0 for the fiscal year ended January 2, 2021 compared to cash used in investing activities of $29,000 for the fiscal year ended December 28, 2019. Cash used in investing activities in fiscal 2019 was due to fixed asset purchases.

Cash provided by financing activities for the fiscal year ended January 2, 2021 was $165,000 and $0 for the fiscal year ended December 28, 2019. Cash provided by financing activities in fiscal 2020 was from a Paycheck Protection Program (“PPP”) loan provided from borrowings from the SBA.

As a result of the foregoing, our cash increased to $1,459,000 at January 2, 2021 from $514,000 at December 28, 2019.

We believe our existing cash on hand at January 2, 2021, existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements for at least the next twelve months dating from the issuance of the financial statements.

Contractual Obligations

We had no material contractual obligations at January 2, 2021.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended January 2, 2021.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tofutti Brands Inc (the “Company”) as of January 2, 2021, the related statements of income, stockholders’ equity, and cash flows, for the fiscal year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the financial statements, the Company recognizes revenue when control over the products transfers to its customers, which is deemed to be the performance obligation. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of the sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Considering the estimation and judgement required by management in determining these amounts, our audit of these estimates require a high degree of auditor judgement regarding these qualitative factors.

The primary procedures we performed to address this critical audit matter included:

Our audit procedures related to the revenue recognition and estimates of trade incentives and product returns included the following, among others:

●	We obtained an understanding of the Company’s revenue recognition process, including the evaluation of the historical application of sales discounts and returns.

●	We performed audit procedures that included, among others, testing revenue transactions during the year and evaluating the identification of performance obligations and ensuring that gross revenue is appropriately stated. Our testing of the significant estimates surrounding sales discounts and allowance included an understanding of all sales promotions, and other discounts available during the year, analysis of credit memos, including those subsequent to year end, and an historical analysis of accrued sales allowances and discounts compared to the current trends.

We have served as the Company’s auditor since 2021.

/s/ Mazars USA LLP

Edison, NJ

April 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tofutti Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tofutti Brands, Inc. (the “Company”) as of December 28, 2019, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2010 through 2021.

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 21, 2020

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	January 2, 2021	December 28, 2019
Assets
Current assets:
Cash	$1,459	$514
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $457 and $407, respectively	2,078	1,819
Inventories	1,997	1,929
Prepaid expenses and other current assets	88	120
Total current assets	5,622	4,382

Equipment, net	135	145
Operating lease right-of-use assets	224	252
Deferred tax assets	83	217
Other assets	19	30
Total assets	$6,083	$5,026

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$112	—
Income taxes payable	117	—
Accounts payable	219	167
Accrued expenses	535	375
Total current liabilities	983	542

Convertible note payable-long term-related party	500	500
SBA loan payable, net of current portion	53	—
Operating lease liabilities	123	156
Total liabilities	1,659	1,198

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares	52	52
Additional paid-in capital	207	207
Retained earnings	4,165	3,569
Total stockholders’ equity	4,424	3,828
Total liabilities and stockholders’ equity	$6,083	$5,026

See accompanying notes to financial statements

TOFUTTI BRANDS INC.

STATEMENTS OF INCOME

(In thousands, except for per share data)

	Fiscal year ended January 2, 2021	Fiscal year ended December 28, 2019

Net sales	$13,815	$13,130
Cost of sales	9,562	9,093
Gross profit	4,253	4,037

Operating expenses:
Selling and warehousing	1,187	1,632
Marketing	258	347
Product development costs	240	324
General and administrative	1,692	1,626
Total operating expenses	3,377	3,929

Income from operations	876	108
Interest expense- related party	25	25

Income before provision for income taxes	851	83

Provision for income taxes	255	5

Net income	$596	$78

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,456	5,154
Net income per common share:
Basic	$0.12	$0.02
Diluted	$0.11	$0.02

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years ended January 2, 2021 and December 28, 2019
(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances December 29, 2018	5,153,706	$52	$207	$3,491	$3,750
Net income	—	—	—	78	78
Balances December 28, 2019	5,153,706	52	207	3,569	3,828
Net income	—	—	—	596	596
Balances January 2, 2021	5,153,706	$52	$207	$4,165	$4,424

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended January 2, 2021	Fiscal Year ended December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$596	$78
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	10	5
Provision for bad debts and sales promotions	50	260
Deferred taxes	134	—

Change in assets and liabilities:
Accounts receivable	(309)	49
Inventories	(68)	(215)
Prepaid expenses	32	(38)
Operating lease right of use assets	28	54
Other assets	11	(14)
Income taxes payable	117	—
Accounts payable and accrued expenses	212	(194)
Operating lease liabilities	(33)	—
Net cash flows provided by (used in) operating activities	780	(15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(29)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings from SBA loan	165	—

NET CHANGE IN CASH	945	(44)
CASH AT BEGINNING OF YEAR	514	558
CASH AT END OF YEAR	$1,459	$514

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$5
Interest paid- related party	$25	$25

OPERATING CASH FLOWS:
Cash paid for the amounts in the measurement of operating lease liability	$—	$99
Right of use assets obtained in exchange for the operating lease liability	$—	$361

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

Operating Segments - The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. The Company has determined that it has only one operating segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free frozen desserts, frozen food products and soy and other vegetable protein-based cheese products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-three week and fifty-two week fiscal periods ended January 2, 2021 and December 28, 2019, fiscal 2020 and fiscal 2019, respectively.

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

Fixed Assets – Additions are recorded at cost. Depreciation is provided by charges to income using the straight-line method over the estimated useful life of the equipment, which is ten years. Ordinary maintenance and repair costs are expensed in the year incurred.

Revenue Recognition – The Company primarily sells dairy free, vegan cheeses, frozen desserts and other food products. The Company recognizes revenue when control over the products transfers to its customers, deemed to be the performance obligation, which generally occurs upon delivery or shipment of the products. The Company accounts for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. During the year, the Company’s cash balance at one of the two financial institutions it utilizes exceeded the FDIC limit of $250.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management believes that credit risk beyond the established allowances at January 2, 2021 is limited.

During the fiscal years ended January 2, 2021 and December 28, 2019, the Company derived approximately 89% and 87% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 54% of total accounts receivable at January 2, 2021 and the accounts receivable balance of two customers represented approximately 39% of total accounts receivable at December 28, 2019. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 54% and 44% of the Company’s net sales for the fiscal years ended January 2, 2021 and December 28, 2019.

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

The Company purchased approximately 40% and 52% of its finished products from one supplier and 16% and 19% of its finished products from another supplier during the periods ended January 2, 2021 and December 28, 2019, respectively.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Earnings Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion. The convertible note for 282,486 shares was included in the calculation of fully diluted earnings. For the fiscal year ended December 28, 2019, stock equivalents of 80,000 shares and a convertible note for 124,688 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive.

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
Net income, numerator, basic computation	$596	$78
Interest expense	25	—
Net income, numerator, diluted computation	621	78

Weighted average shares - denominator basic computation	5,154	5,154
Effect of convertible note	282	—
Weighted average shares, as adjusted - denominator diluted computation	5,436	5,154
Earnings per common share:
Basic	$0.12	$0.02
Diluted	$0.11	$0.02

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash, accounts receivable, SBA note payable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Small Business Administration (SBA) Loan - On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021. While the Company anticipates that most, if not all of this loan will be forgiven there is no certainty that will be the case. The current portion of the loan was $112 as of January 2, 2021 and the loan will expire on May 2, 2022.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,037 and $920 during the fiscal years ended January 2, 2021 and December 28, 2019, respectively. Such costs are included in costs of sales.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $209 and $182 during the fiscal years January 2, 2021 and December 28, 2019, respectively.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $240 and $324 during the fiscal years ended January 2, 2021 and December 29, 2018, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The Board concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

NOTE 2: INVENTORIES

Inventories consist of the following:

	January 2, 2021	December 28, 2019
Finished products	$1,320	$1,187
Raw materials and packaging	677	742
	$1,997	$1,929

NOTE 3: EQUIPMENT

Equipment consists of the following:

	January 2, 2021	December 28, 2019
Manufacturing equipment installed at co-packer	$150	$150
Less: accumulated depreciation	15	5
Equipment, net	$135	$145

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Depreciation expense for the years ended January 2, 2021 and December 28, 2019 was $10 and $5, respectively.

NOTE 4: STOCK OPTIONS

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. The Company intends to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” The Company had issued 80,000 non-qualified stock option awards under the 2014 Plan, all of which expired in fiscal 2020.

The following is a summary of stock option activity from December 29, 2018 to January 2, 2021:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 29, 2018	80,000	4.42
Granted	—	—
Exercised	—	—
Outstanding and exercisable at December 28, 2019	80,000	4.42
Expired during fiscal year 2020	80,000	—
Outstanding and exercisable at January 2, 2021	—	—

NOTE 5: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $78 in fiscal 2020 and $77 in fiscal 2019. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $468 or the year ended January 2, 2021 compared to $458 for the year ended December 28, 2019.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	January 2, 2021	December 28, 2019
Operating lease right-of-use assets	$224	$252

Current portion of lease liabilities	113	106
Operating lease liabilities	123	156
Total lease liabilities	$236	$262

Weighted average remaining lease term (in years)	2.1	2.6
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of January 2, 2021, for the following three fiscal years and thereafter are as follows:

As of
January 2, 2021
2021	$118
2022	116
2023	8
Total future minimum lease payments	242
Present value adjustment	6
Total	$236

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 6: INCOME TAXES

The components of income tax expense for the fiscal years ended January 2, 2021 and December 28, 2019 are as follows:

		January 2, 2021	December 28, 2019
Current:	Federal	$35	$—
	State	82	5
		117	5
Deferred:	Federal	97	—
	State	41	—
		138	—
Total income tax expense		$255	$5

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fiscal years ended January 2, 2021 and December 28, 2019, respectively, follows:

	January 2, 2021	December 28, 2019
Federal income tax	$179	$17
State income taxes, net of federal income tax benefit	76	1
Permanent items	—	5
Other	—	(18)
	$255	$5

Deferred tax assets for the fiscal years ended January 2, 2021 and December 28, 2019 consist of the following components:

	January 2, 2021	December 28, 2019
Allowance for doubtful accounts	$83	$98
Right of use asset	67	—
Lease liabilities	(67)	—
Inventory	—	30
Federal and state net operating loss	—	39
Other	—	50
Deferred tax asset, net	$83	$217

At January 2, 2021 the Company had $0 federal net operating loss carryforwards and $0 of state operating loss carryforwards.

The Company will recognize a tax provision in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be sustained by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended January 2, 2021 and December 28, 2019:

Balance at December 29, 2018	$172
Increase due to reserves and tax positions related to current year	—

Balance at December 28, 2019	$172

Balance at January 2, 2021	$172

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $172. The liability at January 2, 2021 uncertain tax positions is included in accrued expenses. The Company is no longer subject to federal and state examinations for fiscal years before 2017.

NOTE 7: NOTES PAYABLE

Small Business Administration (SBA) Loan

On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $112 as of January 2, 2021 and the loan will expire on May 2, 2022.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive, provided the Company with a loan of $500. The loan, which was originally set to expire on December 31, 2017 has been extended to December 31, 2022 effective January 10, 2020. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The extended loan is, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. No other terms of the loan were modified. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. In any event of default, as defined in the promissory note, without any action on the part of the estate of Mr. Mintz, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of the Company’s other obligations under the loan, will be immediately due and payable, and the estate of Mr. Mintz will be entitled to seek and institute any and all remedies available to it.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

	January 2, 2021	December 28, 2019
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately 15 foreign countries and may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 180 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted, and it and its co-packers may have difficulty obtaining the materials necessary for the production of its products. In addition, the production facilities of the Company’s co-packers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as its ability to make sales calls is constrained. The Company’s ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of all sales promotional discounts for the foreseeable future. Trade food shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely. The length and severity of the pandemic could also affect the Company’s regular sales, which could in turn result in reduced sales and a lower gross margin.

NOTE 9: REVENUE

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	January 2, 2021	December 28, 2019
Revenues by geography:
Americas	$13,272	$12,338
Europe	147	216
Middle East	331	319
Asia Pacific and Africa	65	257
	$13,815	$13,130

Approximately 89% in fiscal 2020 and 92% in fiscal 2019 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	January 2, 2021	December 28, 2019
Cheeses	$11,669	$11,241
Frozen Desserts and Foods	2,140	1,889
	$13,815	$13,130

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Current Report on Form 8-K dated January 19, 2021 (“ the January Form 8-K”), EisnerAmper LLP (“EisnerAmper”) resigned as our independent registered public accounting firm.

The audit reports of EisnerAmper on our financial statements for the fiscal years ended December 29, 2018 and December 28, 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 29, 2018 and December 28, 2019, and through the subsequent interim period preceding EisnerAmper’s resignation, there were no disagreements between the Company and EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EisnerAmper would have caused them to make reference thereto in their reports on our financial statements for such years. During the fiscal years ended December 29, 2018 and December 28, 2019, and through the subsequent interim period preceding EisnerAmper’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K, except that the Company’s internal control over financial reporting was not effective due to the existence of the following material weaknesses, as disclosed in the Company’s Annual Reports on Form 10-K for the fiscal years December 29, 2018 and December 28, 2019:

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

We provided EisnerAmper with our disclosures in the January 8-K disclosing their resignation and requested in writing that EisnerAmper furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with such disclosure. A copy of EisnerAmper’s response was filed as Exhibit 16.1 to the January 8-K.

On March 4, 2021 we reported in a Current Report on Form 8-K that on February 16, 2021, our Audit Committee agreed to appoint Mazars USA LLP (“Mazars”) as our new independent registered public accounting firm. Following completion of Mazars’ client acceptance procedures an engagement letter with Mazars was executed on March 3, 2021. Mazars’ appointment is for the fiscal year ended January 2, 2021.

During our two most recent fiscal years ended December 28, 2019 and January 2, 2021 and for the subsequent interim period through February 16, 2021, neither we nor anyone on our behalf consulted Mazars regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation SK of the rules and regulations of the U.S. Securities and Exchange Commission.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of January 2, 2021, our company’s interim chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2020.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to ensure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our interim chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

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

On February 24, 2021, David Mintz, the Company’s founder and CEO passed away. Our Board of Directors has appointed Steven Kass, our CFO, as interim CEO.

Based on the evaluation under the frameworks described above, Mr. Kass, our interim chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of January 2, 2021 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended January 2, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position

Steven Kass	69	Interim Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Joseph N. Himy	50	Director
Scott Korman	60	Director
Efraim Mintz	51	Director
Franklyn Snitow	73	Director

Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987. Mr. Kass assumed the position of interim Chief Executive Officer in March 2021, subsequent to the death of our former Chairman of the Board and Chief Executive Officer.

Joseph N. Himy was elected to serve as a member of our Board of Directors and the Audit Committee on October 30, 2013 by our Board of Directors. He has been Managing Director of The CFO Squad, a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services primarily for public companies since August 2011. From May 2008 until August 2011, Mr. Himy was Chief Financial Officer of Vyteris, Inc., manufacturer of the first active transdermal patch approved by the U.S. Food and Drug Administration for the pain associated with blood draws, intravenous cannulations and laser ablation of superficial skin lesions. Prior to May 2008 and from October 2004, Mr. Himy held various other positions at Vyteris, including Corporate Controller and VP of Finance. Mr. Himy received a B.S. degree in Accounting from Brooklyn College of the City University of New York and is a certified public accountant. Mr. Himy’s accounting and financial and corporate governance experience background enhances the breadth of experience of the board of directors.

Scott Korman has served as a member of our Board of Directors since December 2011 and is a member of our Audit Committee. Mr. Korman founded Nashone, Inc., a private equity firm, in 1984 and is its President. Nashone is also involved in financial advisory, turnaround and general management assignments. Mr. Korman previously served as Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer. He previously served as Chairman and CEO of Best Manufacturing Group LLC., a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full-service dairy, processing and distributing milk, ice cream mix and ice cream products. Mr. Korman received a B.S. degree in Economics from the University of Pennsylvania Wharton School in 1977. He also serves on the boards of various not-for-profit groups and was the founder of the Englewood Business Forum. Mr. Korman’s experience as a CEO of a frozen dessert company enhances the breadth of experience of the board of directors.

Efraim Mintz was elected to serve as a member of our Board of Directors on December 29, 2020 by our Board of Directors. He was also appointed to serve on the Audit Committee. He is the founding Executive Director of the Rohr Jewish Learning Institute (JLI), the largest network of adult education, providing accredited courses, seminars, and multiple educational offerings in 2,000 chapters across the globe since 1999. He is also the founder of the Wellness Institute, offering mental health educational offerings and trainings for social workers, educators, and parents. He oversees a network of trained and certified course developers and instructors delivering courses accredited by the American Medical Association (AMA), the American Bar Association (in over 35 states), and the American Psychological Association (APA). He oversees a staff of 70 program coordinators, faculty members, department heads, creative marketing and web developers and directs a network of education departments for teens, university students, women’s studies, online learning and accredited continuing professional education.

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

Family Relationships

There are no family relationships between any of our directors and executive officers. Mr. David Mintz was the uncle of Efraim Mintz, a member of our Board of Directors.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised of Mr. Himy, Mr. Korman and Mr. Mintz. Mr. Efraim Mintz became a member of the Audit Committee upon his election to the Board. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act. The Board of Directors has also determined that each of Mr. Himy and Mr. Korman is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2020 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2019 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz*	2020	459,000	—	—	—	—	—	459,000
Chief Executive Officer	2019	450,000	—	—	—	—	—	450,000
and Director	2018	450,000	—	—	—	—	—	450,000

Steven Kass	2020	127,000	—	—	—	—	—	127,000
Chief Financial Officer	2019	125,000	—	—	—	—	—	125,000
	2018	125,000	—	—	—	—	—	125,000

* Mr. Mintz ceased to be an executive officer upon his death in February 2021.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2020 and 2019 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2020

During the fiscal year ended January 2, 2021, no grants were made under our 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

As of January 2, 2021 there were no outstanding equity awards.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended January 2, 2021 based on the number of meetings attended. Mr. Neal Axelrod, chairman of the audit committee until his death in October 2020, received $1,500 per meeting attended. Other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended January 2, 2021. Each non-employee director is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neal S. Axelrod*	9,000	—	—	—	—	—	9,000
Joseph N. Himy	7,000	—	—	—	—	—	7,000
Scott Korman	7,000	—	—	—	—	—	7,000
Efraim Mintz**	—						—
Franklyn Snitow	—	—	—	—	—	—	—

*        Through October 2020.

** As of December 29, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of April 16, 2021 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
Estate of David Mintz	2,912,926	(4)	53.6%
Steven Kass	220,000		4.1%
Franklyn Snitow	33,100		*
Joseph N. Himy	—		*
Scott Korman	—		*
Efraim Mintz			*
All Executive Officers and Directors as a group (6 persons in fiscal 2020)	253,100		4.7%

* Less than 1%.

(1)	The address of the Estate of Mr. David Mintz and Messrs. Joseph Himy, Steven Kass, Efraim Mintz and Frank Snitow is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 805 3rd Avenue, 12 Floor, New York, New York 10022. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 07361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of April 16, 2021 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	Based on 5,153,706 shares issued and outstanding as of April 16, 2021.
(4)	Includes 282,486 shares issuable upon conversion of a $500,000 note between the estate of Mr. Mintz and the company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our then Chairman and Chief Executive, provided us with a loan of $500,000, which has been extended to come due on December 31, 2022. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $1.77 per share, the closing price of our common stock on the OTCQB on the date the promissory note was extended.

In the event of default, as defined in the promissory note, without any action on the part of Mr. Mintz’s estate, the interest rate will increase to 12% per annum and the entire principal and interest balance under the loan, and all of our other obligations under the loan, will be immediately due and payable, and the estate of Mr. Mintz will be entitled to seek and institute any and all remedies available to him. The loan is secured by is secured by substantially all of our assets.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed by EisnerAmper LLP, our former independent registered accounting firm, for the fiscal years ended January 2, 2021 and December 28, 2019 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2020	Fiscal 2019
Audit fees	$114,400	$93,600
Audit-related fees	-	-
Total Audit & Audit-related fees	$114,400	$93,600
Tax fees		-
All other fees	-	-
Total fees	$114,400	$93,600

In addition, Mazars USA LLP has billed us $50,000 for the fiscal year ended January 2, 2021 for services rendered to us subsequent to January 2, 2021 as our independent registered accounting firm.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2020 or 2019.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by EisnerAmper LLP in fiscal 2020 or 2019. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)
3.2	By-laws(2)
4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan(3)
10.1	Promissory Note(4)
10.2	Security Agreement(5)
23.1	Consent of Mazars USA LLP
23.2	Consent of EisnerAmper LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	Schema Document
101.CAL	Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Labels Linkbase Document
101.PRE	Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(3)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.

(4)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K bearing a cover date of January 10, 2020 and hereby incorporated by reference thereto.

(5)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K bearing a cover date of January 10, 2020 and hereby incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2021.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass, Interim
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 19, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Steven Kass
Steven Kass Interim Chief Executive Officer, Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/ Efraim Mintz
Efraim Mintz Director

/s/ Joseph N. Himy
Joseph N. Himy Director

/s/ Scott Korman
Scott Korman Director

/s/ Franklyn Snitow
Franklyn Snitow Director

