Form 10-Q
period 2021-04-03
TOFUTTI BRANDS INC
filed 2021-05-24
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2021

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

As of May 24, 2021 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	April 3, 2021	January 2, 2021
Assets
Current assets:
Cash	$2,446	$1,459
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $472 and $457, respectively	1,301	2,078
Inventories	2,045	1,997
Prepaid expenses and other current assets	63	88
Total current assets	5,855	5,622

Equipment, net	132	135
Operating lease right-of-use assets	197	224
Deferred tax assets	83	83
Other assets	39	19
Total assets	$6,306	$6,083

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$120	$112
Income taxes payable	153	117
Accounts payable	551	219
Accrued expenses	338	535
Total current liabilities	1,162	983

Convertible note payable-long term-related party	500	500
SBA loan payable, net of current portion	45	53
Operating lease liabilities	95	123
Total liabilities	1,802	1,659

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares	52	52

Additional paid-in capital	207	207
Retained earnings	4,245	4,165
Total stockholders’ equity	4,504	4,424
Total liabilities and stockholders’ equity	$6,306	$6,083

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Income

(in thousands, except per share figures)

	Thirteen weeks ended April 3, 2021	Thirteen weeks ended March 28, 2020

Net sales	$3,150	$3,226
Cost of sales	2,149	2,230
Gross profit	1,001	996

Operating expenses:
Selling	323	307
Marketing	70	125
Research and development	39	90
General and administrative	447	411
	879	933

Income before interest expense and income taxes	122	63

Interest expense	6	6

Income before income taxes	116	57

Income tax expense	36	7

Net income	$80	$50

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,436	5,154

Earnings per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen Weeks Ended April 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 2, 2021	$52	$207	$4,165	$4,424
Net income	—	—	80	80
April 3, 2021	$52	$207	$4,245	$4,504

	Thirteen Weeks Ended March 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 28, 2019	$52	$207	$3,569	$3,828
Net income	—	—	50	50
March 28, 2020	$52	$207	$3,619	$3,878

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirteen weeks ended April 3, 2021	Thirteen weeks ended March 28, 2020

Cash provided by operating activities, net	$987	$394

Net increase in cash	987	394

Cash at beginning of period	1,459	514

Cash at end of period	$2,446	$908

Supplemental cash flow information:
Income taxes paid	$—	$7
Interest expenses paid	$—	$6

Operating cash flows supplemental information:
Cash paid for amounts in the measurement of the operating lease liability	$—	$26

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.

The Company’s fiscal year is either a fifty-two or fifty-three-week period which ends on the Saturday closest to December 31st.

Note 2: Recently Issued Accounting Standards

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

Note 3: Inventories

Inventories consist of the following:

	April 3, 2021	January 2, 2021
Finished products	$1,361	$1,320
Raw materials and packaging	684	677
	$2,045	$1,997

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 5: Earnings Per Share

Fully diluted earnings per common share have been computed by dividing earnings by the weighted average number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion. The convertible note for 282,486 shares was included in the calculation of fully diluted earnings. For the thirteen weeks ended March 28, 2020, stock equivalents of 80,000 shares and a convertible note for 124,688 shares were excluded from diluted earnings per share calculations since the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended April 3, 2021	Thirteen Weeks Ended March 28, 2020
Net income, numerator, basic computation	$80	$50
Interest expense	6	—
Net income, numerator, diluted computation	86	50

Weighted average shares - denominator basic computation	5,154	5,154
Effect of convertible note	282	—
Weighted average shares, as adjusted - denominator diluted computation	5,436	5,154
Earnings per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Note 6: Equipment

Equipment consists of the following:

	April 3, 2021	January 2, 2021
Manufacturing equipment installed at co-packer	$150	$150
Less: accumulated depreciation	18	15
Equipment, net	$132	$135

Depreciation expense for the thirteen weeks ended April 3, 2021 and the thirteen weeks ended March 28, 2020 was $3 and $2, respectively.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” There were no stock options outstanding as of April 3, 2021.

Note 8: Notes Payable

Small Business Administration (SBA) Loan

On May 4, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021. The current portion of the loan was $120 as of April 3, 2021 and the loan will expire on May 4, 2022. No demand for repayment of the loan has been made as of May 24, 2021.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive, who passed away in February 2021, provided the Company with a loan of $500 with an annual interest rate of 5% payable on a quarterly basis. The loan, which was originally set to expire on December 31, 2017 was extended to December 31, 2022 effective January 10, 2020. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The extended loan is, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. No other terms of the loan were modified.

	April 3, 2021	January 2, 2021
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 9: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:
	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020

Americas	$2,979	$3,077
Europe	20	73
Asia Pacific and Africa	94	—
Middle East	57	76
	$3,150	$3,226

Approximately 91% and 93% of the Americas revenue in the 2021 and the 2020 periods, respectively, is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:
	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Frozen desserts and foods	$430	$412
Vegan cheese products	2,720	2,814
	$3,150	$3,226

Note 10: Leases

The Company is located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $20 in the thirteen weeks ended April 3, 2021 and $19 in the thirteen weeks ended March 28, 2020. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $112 for the thirteen weeks ended April 3, 2021 and $114 for the thirteen weeks ended March 28, 2020.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of one facility and office equipment with remaining lease terms of approximately two to four years. The Company does not have the option to terminate the leases early.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company has combined the lease and non-lease components in determining the lease liabilities and right-of-use, or ROU, assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 29, 2018 of 5.5% for all leases that commenced prior to that date.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	April 3, 2021	January 2, 2021
Operating lease right-of-use assets	$197	$224

Current portion of lease liabilities	113	113
Operating lease liabilities	95	123
Total lease liability	$208	$236

Weighted average remaining lease term (in years)	1.9	2.1
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of April 3, 2021 are as follows:

As of
April 3, 2021
2021 (remaining)	$90
2022	116
2023	8
Total future minimum lease payments	214
Present value adjustment	6
Total	$208

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of FinancialCondition and Results of Operations

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Recent Developments

On February 24, 2021 David Mintz, our founder, Chief Executive Officer and Chairman of the Board of Directors, passed away. Steven Kass, Chief Financial Officer, was appointed interim CEO by our Board of Directors and was confirmed as permanent CEO by the Board on April 27, 2021.

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

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $2,446,000 of cash as of April 3, 2021.

Depending on the length and severity of the pandemic, COVID-19 may ultimately have a significant impact on our operations and ability to maintain our current level of operations without a further infusion of capital, which may not be available to us.

Results of Operations

Thirteen Weeks Ended April 3, 2021 Compared with Thirteen Weeks Ended March 28, 2020

Net sales for the thirteen weeks ended April 3, 2021 decreased by $76,000, or 2%, to $3,150,000, from net sales of $3,226,000 for the thirteen weeks ended March 28, 2020. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, increased slightly to $430,000 in the thirteen weeks ended April 3, 2021 from $412,000 for the thirteen weeks ended March 28, 2020. Sales of our vegan cheese products decreased to $2,720,000 in the 2021 period from $2,814,000 in the 2021 period due to a decline in vegan cheese slice product sales resulting from production delays.

Our gross profit increased slightly to $1,001,000 in the period ended April 3, 2021 from $996,000 in the period ended March 28, 2020. Our gross profit percentage was 32% for the period ending April 3, 2021 compared to 31% for the period ending March 28, 2020.

Freight out expense, a significant part of our cost of sales, decreased by $16,000, or 7%, to $227,000 for the thirteen weeks ended April 3, 2021 compared with $243,000 for the thirteen weeks March 28, 2020. Freight out expense decreased due to the slight decrease in sales. Freight out expense was 7% of sales for the thirteen weeks ended April 3, 2021 compared to 8% of sales for the thirteen weeks ended March 28, 2020. We anticipate that freight out expense will continue at the same percentage of sales over the remainder of 2021.

Selling expenses increased by $16,000, or 5%, to $323,000 for the thirteen weeks ended April 3, 2021 from $307,000 for the thirteen weeks ended March 28, 2020.

Marketing expenses decreased by $55,000, or 44%, to $70,000 for the thirteen weeks ended April 3, 2021 from $125,000 for the thirteen weeks ended March 28, 2020. The decrease was primarily due to decreases in promotions expense of $54,000 and artwork and plates expense of $6,000, which were partially offset by an increase in advertising expense of $4,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $51,000, or 43%, to $39,000 for the thirteen weeks ended April 3, 2021 from $90,000 for the thirteen weeks ended March 28, 2020, due partially to decreases in payroll expense of $28,000, equipment repair expense of $14,000, uniform rental expense of $6,000, and professional fees and services of $9,000. Because we do not anticipate that our research and development department will resume operations at the pre-COVID level in 2021, we expect that product development costs will remain constant or decline slightly for the remainder of fiscal 2021.

General and administrative expenses increased by $36,000, or 9%, to $447,000 for the thirteen weeks ended April 3, 2021 from $411,000 for the thirteen weeks ended March 28, 2020, primarily due to an increase in professional fees and outside service expense of $25,000 We anticipate that our general and administrative expenses for the remainder of 2021 will be lower than those of 2020.

Income tax expense was $36,000 for the thirteen weeks ended April 3, 2021 and $7,000 for the thirteen weeks ended March 28,2020, which is in line with the comparative effective tax rates for both fiscal periods.

Liquidity and Capital Resources

As of April 3, 2021, we had approximately $2,446,000 in cash and our working capital was approximately $4,693,000, compared with approximately $1,459,000 in cash and working capital of $4,639,000 at January 2, 2021.

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

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 3,2021	Thirteen Weeks ended March 28, 2020
Net cash provided by operating activities	$987,000	$394,000

Net cash provided by operating activities for the thirteen weeks ended April 3, 2021 was $987,000 compared to $394,000 provided by operating activities for the thirteen weeks ended March 28, 2020. Net cash provided by operating activities for the thirteen weeks ended April 3, 2021 was primarily a result of our net income of $80,000, a decrease in accounts receivable of $777,000, and an increase in accounts payable $332,000. Accounts receivable decreased due to strong cash collection in the first quarter, while the increase in accounts payable was due to a delay in processing invoices for payment as a result of the transition to a new accounting firm and the death of David Mintz, our former Chairman and Chief Executive, who passed away in February 2021.

We believe our existing cash on hand at April 3, 2021, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of April 3, 2021.

Recently Issued Accounting Standards

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of April 3, 2021, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as April 3, 2021.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the interim Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On February 24, 2021 David Mintz, our founder, Chief Executive Officer and Chairman of the Board of Directors, passed away. Steven Kass, Chief Financial Officer, was appointed interim CEO by our Board of Directors and was confirmed as permanent CEO by the Board on April 27, 2021.

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of April 3, 2021 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of four persons at April 3, 2021.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 2, 2021.

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

TOFUTTI BRANDS INC.
(Registrant)

/s/Steven Kass
Steven Kass
Chief Executive Officer
Chief Accounting and Financial Officer

Date: May 24, 2021

