Form 10-Q
period 2021-07-03
TOFUTTI BRANDS INC
filed 2021-08-17
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

As of August 16, 2021, the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	July 3, 2021	January 2, 2021
Assets
Current assets:
Cash	$2,069	$1,459
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $487 and $457, respectively	1,409	2,078
Inventories	2,031	1,997
Prepaid income taxes	29	—
Prepaid expenses and other current assets	41	88
Total current assets	5,579	5,622

Equipment, net	130	135
Operating lease right-of-use assets	170	224
Deferred tax assets	83	83
Other assets	24	19
Total assets	$5,986	$6,083

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$165	$112
Income taxes payable	—	117
Accounts payable	360	219
Accrued expenses	363	535
Total current liabilities	888	983

Convertible note payable-long term-related party	500	500
SBA loan payable, net of current portion	—	53
Operating lease liabilities	66	123
Total liabilities	1,454	1,659

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares	52	52
Additional paid-in capital	207	207
Retained earnings	4,273	4,165
Total stockholders’ equity	4,532	4,424
Total liabilities and stockholders’ equity	$5,986	$6,083

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Income

(in thousands, except per share figures)

	Thirteen weeks ended July 3, 2021	Thirteen weeks ended June 27, 2020	Twenty-six weeks ended July 3, 2021	Twenty-six weeks ended June 27, 2020

Net sales	$3,027	$3,243	$6,177	$6,469
Cost of sales	2,269	2,228	4,418	4,458
Gross profit	758	1,015	1,759	2,011

Operating expenses:
Selling and warehouse	303	291	627	598
Marketing	66	47	135	172
Research and development	36	54	75	144
General and administrative	319	407	766	818
	724	799	1,603	1,732

Income before interest expense and income taxes	34	216	156	279
Interest expense	6	7	12	13
Income before income tax	28	209	144	266
Income tax expense	—	69	36	76

Net income	$28	$140	$108	$190

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,436	5,436	5,436	5,154

Earnings per common share:
Basic	$0.01	$0.03	$0.02	$0.04
Diluted	$0.01	$0.03	$0.02	$0.04

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and Twenty-six Weeks ended July 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 2, 2021	$52	$207	$4,165	$4,424
Net income	—	—	80	80
April 3, 2021	52	207	4,245	4,504

Net income	—	—	28	28
July 3, 2021	$52	$207	$4,273	$4,532

	Thirteen and Twenty-six Weeks ended June 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 28, 2019	$52	$207	$3,569	$3,828
Net income	—	—	50	50
March 28, 2020	52	207	3,619	3,878

Net income	—	—	140	140
June 27, 2020	$52	$207	$3,759	$4,018

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Twenty-six weeks ended July 3, 2021	Twenty-six weeks ended June 27, 2020

Cash provided by operating activities, net	$610	$455

Cash provided by financing activities, net	—	165

Net increase in cash	610	620

Cash at beginning of period	1,459	514

Cash at end of period	$2,069	$1,134

Supplemental cash flow information:
Income taxes paid	$120	$7
Interest paid	$12	$13

Operating cash flows:
Cash paid for the amounts in the measurement of operating lease liability	$—	$25

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six week periods ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	July 3, 2021	January 2, 2021
Finished products	$1,337	$1,320
Raw materials and packaging	694	677
	$2,031	$1,997

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

Note 5: Earnings Per Share

Basic net income per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated by dividing earnings by the weighted number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion and have been included for the periods ended July 3, 2021.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended July 3, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended July 3, 2021	Twenty-six Weeks Ended June 27, 2020
Net income, numerator, basic computation	$28	$140	$108	$190
Interest expense	6	7	12	—
Net income, numerator, diluted computation	$34	$147	$120	$190

Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Effect of convertible note	282	282	282	—
Weighted average shares, as adjusted - denominator diluted computation	5,436	5,436	5,436	5,154
Earnings per common share - basic	$0.01	$0.03	$0.02	$0.04
Earnings per common share - diluted	$0.01	$0.03	$0.02	$0.04

Note 6: Equipment

Equipment consists of the following:

	July 3, 2021	January 2, 2021
Manufacturing equipment installed at co-packer	$150	$150
Less: accumulated depreciation	20	15
Equipment, net	$130	$135

Depreciation expense for the thirteen and twenty-six weeks ended July 3, 2021 and the thirteen and twenty-six weeks ended June 27, 2020 was $3 and $5, respectively.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2020 or 2021 and no options were outstanding as of July 3, 2021.

Note 8: Notes Payable

Small Business Administration (SBA) Loan

On May 4, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021. The current portion of the loan was $128 as of July 3, 2021 and the loan will expire on May 4, 2022. No demand for repayment of the loan has been made as of August 17, 2021. The Company has applied for loan forgiveness and is awaiting the results. There has been no further communication from the SBA on the status.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive, who passed away in February 2021, provided the Company with a loan of $500 with an annual interest rate of 5% payable on a quarterly basis. The loan, which was originally set to expire on December 31, 2017 was extended to December 31, 2022 effective January 10, 2020. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The extended loan is, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. No other terms of the loan were modified. Interest expense incurred to the related party was $6,000 and $12,000 for the thirteen and twenty-six week periods ended July 3, 2021 and $6,000 and $13,000 for the thirteen and twenty-six week periods ended June 27, 2020, respectively.

	July 3, 2021	January 2, 2021
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 9: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

TOFUTTI BRANDS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Revenues by geographical region are as follows:

	Thirteen Weeks ended July 3, 2021	Thirteen Weeks ended June 27, 2020	Twenty-Six Weeks ended July 3, 2021	Twenty-Six Weeks ended June 27, 2020
Revenues by geography:
Americas	$2,768	$3,149	$5,747	$6,226
Europe	39	27	59	100
Asia Pacific and Africa	36	30	130	30
Middle East	184	37	241	113
	$3,027	$3,243	$6,177	$6,469

Approximately 92% of the Americas’ revenue in 2021 and 2020 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen Weeks ended July 3, 2021	Thirteen Weeks ended June 27, 2020	Twenty-Six Weeks ended July 3, 2021	Twenty-Six Weeks ended June 27, 2020
Frozen Desserts and Foods	$530	$696	$960	$1,108
Cheeses	2,497	2,547	5,217	5,361
	$3,027	$3,243	$6,177	$6,469

Note 10: Leases

The Company is located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $20 for the thirteen weeks ended July 3, 2021 and $19 for the thirteen weeks ended June 27, 2020. Rent expense was $40 for the twenty-six weeks ended July 3, 2021 and $38 for the twenty-six weeks ended June 27, 2020. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $137 for the thirteen weeks ended July 3, 2021 and $113 for the thirteen weeks ended June 27, 2020 and $249 or the twenty-six weeks ended July 3, 2021 and $227 for the twenty-six weeks ended June 27, 2020.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	July 3, 2021	January 2, 2021
Operating lease right-of-use assets	$170	$224

Current portion of lease liabilities	113	113
Operating lease liabilities	66	123
Total lease liability	$179	$236

Weighted average remaining lease term (in years)	1.7	2.1
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of July 3, 2021 are as follows:

As of
July 3, 2021
2021 (remaining)	$61
2022	116
2023	8
Total future minimum lease payments	185
Present value adjustment	6
Total	$179

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts Receivable. The majority of our accounts receivable are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts and reserve for sales promotions. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense account. We do not accrue interest on accounts receivable past due.

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

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities are currently operating normally and the pandemic has not constrained any of our production requirements. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. The cost of certain key ingredients has increased substantially due to short-term supply issues related to COVID-19. Additionally, our freight costs have increased due to a driver shortage caused by COVID-19. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted.

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

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $2,069,000 as of July 3, 2021 has improved since our fiscal year end

Results of Operations

Thirteen Weeks Ended July 3, 2021 Compared with Thirteen Weeks Ended June 27, 2020

Net sales for the thirteen weeks ended July 3, 2021 were $3,027,000, a decrease of $216,000, or 7%, from net sales of $3,243,000 for the thirteen weeks ended June 27, 2020. The decrease is mainly attributable to decreases in sales in our frozen desserts, frozen foods and vegan cheese categories. Sales of vegan cheese products decreased slightly to $2,497,000 in the 2021 period from $2,547,000 in the 2020 period due to manufacturing delays at our co-packing facility for vegan cheese slices, which have since been resolved. Frozen dessert and frozen food products sales decreased by $166,000 to $530,000 in the thirteen weeks ended July 3, 2021 from $696,000 for the thirteen weeks ended June 27, 2020. The decrease in frozen dessert sales was due to the discontinuance of our Yours Truly cones and Marry Me bars in the second quarter of 2021 due to the two products’ declining sales.

Our gross profit decreased to $758,000 in the thirteen weeks ended July 3, 2021 from $1,015,000 in the thirteen weeks ended July 3, 2021. Our gross profit percentage was 25% for the thirteen weeks ending July 3, 2021 compared to 31% for the thirteen weeks ending June 27, 2020. Our gross profit percentage was negatively impacted by our export cheese business accounting for a larger portion of our total vegan cheese business than in the same period last year. The gross profit on our vegan cheese export sales is significantly less than on our vegan cheese domestic sales. Sales allowances during the 2021 second quarter were $30,000 higher than in the 2020 second quarter. Additionally, sudden cost increases for ingredients due to COVID-related issues negatively impacted our gross profit. We anticipate these ingredient cost increases to continue for the balance of the year.

Our gross profit percentage was also negatively impacted by an increase in freight expense, which is a component of cost of sales. Freight expense, a significant part of our cost of sales, increased by $42,000, or 19%, to $271,000 for the thirteen weeks ended July 3, 2021 compared with $229,000 for the thirteen weeks ended June 27, 2020. As a percentage of sales, freight expense was 9% percent for the thirteen weeks ended July 3, 2021 compared to 7% percent for the thirteen weeks ended June 27, 2020. Our freight expense was negatively impacted by a significant increase in freight rates caused by a shortage of drivers due to COVID-19 and the continued implementation of the 2019 Electronic Logging Device rules and regulations, or ELD, which limit the number of hours a truck driver can drive in a 24-hour period for over the road carriers. We expect this increase in freight expense to continue for the balance of 2021.

Selling expenses increased by $12,000, or 4%, to $303,000 for the thirteen weeks ended July 3, 2021 from $291,000 for the thirteen weeks ended June 27, 2020. This increase was principally due to increases in outside warehouse rental expense of $24,000, bad debt expense of $10,000, and travel, entertainment and auto expense of $6,000, which were partly offset by decreases in payroll expense of $7,000 and commission expense of $20,000. We anticipate that our selling expenses will remain at the same level for the remainder of 2021.

Marketing expenses increased by $19,000, or 40%, to $66,000 for the thirteen weeks ended July 3, 2021 from $47,000 for the thirteen weeks ended June 27, 2020, due primarily to an increase in advertising expense of $17,000. We anticipate that our marketing expenses will remain at the same level for the remainder of fiscal 2021.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $18,000, or 33%, to $36,000 for the thirteen weeks ended July 3, 2021 from $54,000 for the thirteen weeks ended June 27, 2020, primarily due to decreases in payroll expense of $9,000 and lab costs and supplies expense of $6,000. Because we do not anticipate that our research and development department will resume operations at the pre-COVID level in 2021, we expect that product development costs will remain significantly lower for the remainder of fiscal 2021.

General and administrative expenses decreased by $88,000, or 21%, to $319,000 for the thirteen weeks ended July 3, 2021 from $407,000 for the thirteen weeks ended June 27, 2020. The decrease in general and administrative expenses was due to a decrease in payroll expense of $138,000, which was partially offset by increases in professional fees and outside services expense of $40,000 and IT expense of $10,000. The decrease in payroll expense was due to the elimination of Mr. Mintz’s salary at the start of the second quarter. The increase in professional fees and outside services expense was due to a one-time fee charged by our former accountants. The increase in IT expenses was due to an upgrade of our ransomware protection systems.

There was de-minimus income tax expense for the thirteen weeks ended July 3, 2021.

Twenty-Six Weeks Ended July 3, 2021 Compared with Twenty-Six Weeks Ended June 27, 2020

Net sales for the twenty-six weeks ended July 3, 2021 were $6,177,000, a decrease of $292,000, or 5%, from net sales of $6,469,000 for the twenty-six weeks ended June 27, 2020. Sales of vegan cheese products decreased to $5,217,000 in the 2021 period from $5,361,000 in the 2020 period. Sales of our frozen dessert and frozen food products decreased to $960,000 for the twenty-six weeks ended July 3, 2021 from $1,108,000 for the twenty-six weeks ended June 27, 2020. The decrease in our sales for the 2021 twenty-six week period was mostly due to the decrease in frozen dessert sales resulting from the discontinuance of our Yours Truly cones and Marry Me bars in the 2021 period due to the two products’ declining sales.

Our gross profit decreased to $1,759,000 in the twenty-six weeks ended July 3, 2021 from $2,011,000 in the twenty-six week period ended June 27, 2020. Our gross profit percentage was 28% for the twenty-six weeks ended July 3, 2021 compared to 31% for the twenty-six weeks ended June 27, 2020. Freight expense increased by $25,000, or 5%, to $498,000 for the twenty-six weeks ended July 3, 2021 compared with $473,000 for the twenty-six weeks ended June 27, 2020. As a percentage of sales, freight expense was 8% percent for the twenty-six weeks ended July 3, 2021 compared to 7% percent for the twenty-six weeks ended June 27, 2020.

Selling expenses increased by $29,000, or 5%, to $627,000 for the twenty-six weeks ended July 3, 2021 from $598,000 for the twenty-six weeks ended June 27, 2020. This increase was due principally to increases in outside warehouse rental expense of $22,000, bad debt expense of $10,000, and commission expense of $5,000, which were partly offset by a decrease in payroll expense of $7,000.

Marketing expenses decreased by $37,000, or 22%, to $135,000 for the twenty-six weeks ended July 3, 2021 from $172,000 for the twenty-six weeks ended June 27, 2020, due to a decrease in promotion expense of $54,000, which was partially offset by an increase in advertising expense of $21,000.

Research and development costs, which consist principally of salary expenses and laboratory costs, decreased by $69,000, or 48%, to $75,000 for the twenty-six weeks ended July 3, 2021 from $144,000 for the twenty-six weeks ended June 27, 2020, due primarily to decreases in payroll expense of $37,000, equipment repair expense of $14,000 and professional fees and outside services expense of $13,000.

General and administrative expenses decreased by $52,000, or 6%, to $766,000 for the twenty-six weeks ended July 3, 2021 from $818,000 for the twenty-six weeks ended June 27, 2020. This decrease was a result of decreases in payroll expense of $136,000, which was partially offset by increases in professional fees and outside services expense of $65,000 and IT expense of $16,000. The decrease in payroll expense was due to the elimination of Mr. Mintz’s salary at the start of the second quarter. The increase in professional fees and outside services expense was due to a one-time fee charged by our former accountants. The increase in IT expenses was due to an upgrade of our ransomware protection systems

Income tax expense was $36,000 for the twenty-six weeks ended July 3, 2021 compared to $76,000 for the twenty-six weeks ended June 27, 2020.

Liquidity and Capital Resources

As of July 3, 2021, we had approximately $2,069,000 in cash and our working capital was approximately $4,691,000, compared with approximately $1,459,000 in cash and working capital of $4,639,000 at January 2, 2021.

Small Business Administration Loan

On May 4, 2020, we were granted a loan (the “Loan”) from Valley National Bank in the aggregate amount of approximately $165,000, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The term of the loan is two years, with monthly payments due the first day of each month, beginning seven months from the date of initial disbursement, or December 1, 2020, whichever is earlier. Interest accrues at 1% per year, effective on the date of initial disbursement. In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan. The Company has applied for loan forgiveness and is awaiting the results. There has been no further communication from the SBA on the status.

The following table summarizes our cash flows for the periods presented:

	Twenty-Six Weeks ended July 3, 2021	Twenty-Six Weeks ended June 27, 2020
Net cash provided by operating activities	$610,000	$455,000
Net cash provided by financing activities	—	165,000
Net increase in cash and cash equivalents	$610,000	$620,000

Net cash provided by operating activities was $610,000 for the twenty-six weeks ended July 3, 2021 compared to $455,000 for the twenty-six weeks ended June 27, 2020. Net cash provided by operating activities for the twenty-six weeks ended July 3, 2021 was primarily a result of a result of our net income of $108,000 and a decrease in accounts receivable of $639,000, which was partially offset by a decrease in current liabilities of $95,000. Net cash provided by financing activities was $0 for the twenty-six weeks ended July 3, 2021 compared to $165,000 for the twenty-six weeks ended June 27, 2020. Net cash provided by financing activities for the twenty-six weeks ended June 27, 2020 was a result of a loan pursuant to the Paycheck Protection Program under the CARES Act.

We believe our existing working capital and cash on hand at July 3, 2021, and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years, other than the COVID related increases in certain ingredient costs and freight expenses. There can be no assurance, however, that our operating results will not be materially affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of July 3, 2021.

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

Evaluation of Disclosure Controls and Procedures. As of July 3, 2021, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as July 3, 2021.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of July 3, 2021 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of four persons at July 3, 2021. As of the date of this filing we employ five people.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 2, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass
Chief Executive and Financial Officer

Date: August 17, 2021

