Form 10-Q
period 2021-10-02
TOFUTTI BRANDS INC
filed 2021-11-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of November 15, 2021, the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS, INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	October 2,	January 2,
	2021	2021

Assets
Current assets:
Cash	$3,009	$1,459
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $322 and $457, respectively	1,413	2,078
Inventories	1,686	1,997
Prepaid expenses and other current assets	66	88
Total current assets	6,174	5,622

Equipment, net	41	135
Operating lease right-of-use assets	142	224
Deferred tax assets	96	83
Other assets	23	19
Total assets	$6,476	$6,083

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$165	$112
Income taxes payable	2	117
Accounts payable	770	219
Accrued expenses	351	535
Total current liabilities	1,288	983

Convertible note payable-long term-related party	500	500
SBA loan payable, net of current portion	-	53
Operating lease liabilities	36	123
Total liabilities	1,824	1,659

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares	52	52
Additional paid in capital	207	207
Retained earnings	4,393	4,165
Total stockholders’ equity	4,652	4,424
Total liabilities and stockholders’ equity	$6,476	$6,083

See accompanying notes to unaudited condensed financial statements

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Income

(in thousands, except per share figures)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	weeks ended	weeks ended	weeks ended	weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Net sales	$3,356	$3,152	$9,533	$9,621
Cost of sales	2,538	2,119	6,956	6,577
Gross profit	818	1,033	2,577	3,044

Operating expenses:
Selling and warehouse	282	283	909	881
Marketing	38	38	173	210
Research and development	24	50	99	194
General and administrative	331	411	1,097	1,229
	675	782	2,278	2,514

Income before interest expense and income taxes	143	251	299	530
Interest expense	7	6	19	19
Income before income tax	136	245	280	511
Income tax expense	16	25	52	101

Net income	$120	$220	$228	$410

Weighted average common shares outstanding
Basic	5,154	5,154	5,154	5,154
Diluted	5,436	5,436	5,154	5,436

Earnings per common share:
Basic	$0.02	$0.04	$0.04	$0.08
Diluted	$0.02	$0.04	$0.04	$0.08

See accompanying notes to unaudited condensed financial statements

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and Thirty-Nine Weeks ended October 2, 2021
		Additional Paid-	Retained
	Common Stock	in Capital	Earnings	Total

January 2, 2021	$52	$207	$4,165	$4,424
Net income	-	-	80	80
April 3, 2021	52	207	4,245	4,504

Net income	-	-	28	28
July 3, 2021	52	207	4,273	4,532

Net income	-	-	120	120
October 2, 2021	$52	$207	$4,393	$4,652

	Thirteen and Thirty-Nine Weeks ended September 26, 2020
		Additional Paid-	Retained
	Common Stock	in Capital	Earnings	Total

December 28, 2019	$52	$207	$3,569	$3,828
Net income	-	-	50	50
March 28, 2020	52	207	3,619	3,878

Net income	-	-	140	140
June 27, 2020	52	207	3,759	4,018

Net income	-	-	220	220
September 26, 2020	$52	$207	$3,979	$4,238

See accompanying notes to unaudited condensed financial statements

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirty-Nine weeks ended	Thirty-Nine weeks ended
	October 2, 2021	September 26, 2020

Cash provided by operating activities, net	$1,500	$720

Cash provided by investing activities, net	50	-

Cash provided by financing activities, net	-	165

Net increase in cash	1,550	885

Cash at beginning of period	1,459	514

Cash at end of period	$3,009	$1,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$120	$7
Interest paid	$-	$19

Operating cash flows:
Cash paid for amounts in the measurement of operating lease liability	$-	$75

See accompanying notes to unaudited condensed financial statements

TOFUTTI BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and thirty-nine-week periods ended October 2, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In October 2021, the FASB issued ASU 2021-07—Compensation—Stock Compensation (Topic 718): Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards. The measurement objective in Topic 718 for share-based awards is fair value based, and the current price input is measured at fair value. This input is used in determining an award’s fair value. The practical expedient in this Update allows a non-public entity to determine the current price of a share underlying an equity classified share-based award using the reasonable application of a reasonable valuation method. The practical expedient in this Update is effective prospectively for all qualifying awards granted or modified during fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application, including application in an interim period, is permitted for financial statements that have not yet been issued or made available for issuance as of October 25, 2021. The Company is currently evaluating the impact of adopting this guidance.

TOFUTTI BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 3: Inventories

Inventories consist of the following:

	October 2, 2021	January 2, 2021
Finished products	$1,172	$1,320
Raw materials and packaging	514	677
	$1,686	$1,997

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

Note 5: Earnings Per Share

Basic net income per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated by dividing earnings by the weighted number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion and have been included for the thirteen weeks ended October 2, 2021 and September 26, 2020, and for the thirty-nine weeks ended September 26, 2020. The effects of the 282,486 shares to be issued upon conversion are not included in the diluted earnings per share calculation for the thirty-nine weeks ended October 2, 2021 as their effects are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income, numerator, basic computation	$120	$220	$228	$410
Interest expense	7	6	-	19
Net income, numerator, diluted computation	$127	$226	$228	$429

Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Effect of convertible note	282	282	-	282
Weighted average shares, as adjusted - denominator diluted computation	5,436	5,436	5,154	5,436
Earnings per common share - basic	$0.02	$0.04	$0.04	$0.08
Earnings per common share - diluted	$0.02	$0.04	$0.04	$0.08

Note 6: Equipment

Equipment consists of the following:

	October 2, 2021	January 2, 2021
Manufacturing equipment installed at co-packer	$48	$150
Less: accumulated depreciation	7	15
Equipment, net	$41	$135

TOFUTTI BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Depreciation expense for the thirteen and thirty-nine weeks ended October 2, 2021 was $2 and $7, respectively. Depreciation expense for the thirteen and thirty-nine weeks ended September 26, 2020 was $3 and $8, respectively.

During September 2021, the Company sold manufacturing equipment with a cost of $102 and accumulated depreciation of $15 for total proceeds of $50. The $37 loss on this sale has been presented as a component of general and administrative expenses on the condensed statements of income for the thirteen and thirty-nine weeks ended October 2, 2021.

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2020 or 2021 and no options were outstanding as of October 2, 2021 and September 26, 2020.

Note 8: Notes Payable

Small Business Administration (SBA) Loan

On May 4, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. The Company has applied for loan forgiveness and is awaiting the results. Interest and payments have been deferred until the SBA completes its review of the forgiveness application. The current portion of the loan was $165 as of October 2, 2021 and the loan will expire on May 4, 2022. No demand for repayment of the loan has been made as of November 12, 2021.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive, who passed away in February 2021, provided the Company with a loan of $500 with an annual interest rate of 5% payable on a quarterly basis. The loan, which was originally set to expire on December 31, 2017 was extended to December 31, 2022 effective January 10, 2020. The original loan was convertible into shares of the Company’s common stock at a conversion price of $4.01 per share, the closing price of its common stock on the NYSE MKT on the date the promissory note was first entered into. The extended loan is, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. No other terms of the loan were modified. Interest expense incurred to the related party was $7 and $19 for the thirteen and thirty-nine week periods ended October 2, 2021 and $6 and $19 for the thirteen and thirty-nine week periods ended September 26, 2020, respectively.

TOFUTTI BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

	October 2, 2021	January 2, 2021
Note payable-related party	$500	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$500	$500

Note 9: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks ended	Weeks ended	Weeks ended	Weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues by geography:
Americas	$3,221	$2,954	$8,968	$9,180
Europe	105	24	164	124
Asia Pacific and Africa	-	12	130	42
Middle East	30	162	271	275
	$3,356	$3,152	$9,533	$9,621

Approximately 92% of the Americas’ revenue in 2021 and 2020 is attributable to sales in the United States in both the thirteen and thirty-nine week periods. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks ended	Weeks ended	Weeks ended	Weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Frozen Desserts and Foods	$540	$497	$1,500	$1,605
Cheeses	2,816	2,655	8,033	8,016
	$3,356	$3,152	$9,533	$9,621

Note 10: Leases

The Company is located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $20 for the thirteen weeks ended October 2, 2021 and $13 for the thirteen weeks ended September 26, 2020. Rent expense was $60 for the thirty-nine weeks ended October 2, 2021 and $51 for the thirty-nine weeks ended September 26, 2020. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that, if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $115 for the thirteen weeks ended October 2, 2021 and $116 for the thirteen weeks ended September 26, 2020 and $364 or the thirty-nine weeks ended October 2, 2021 and $343 for the thirty-nine weeks ended September 26, 2020.

TOFUTTI BRANDS, INC.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	October 2, 2021	January 2, 2021
Operating lease right-of-use assets	$142	$224

Current portion of lease liabilities	111	113
Operating lease liabilities	36	123
Total lease liability	$147	$236

Weighted average remaining lease term (in years)	1.4	2.1
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of October 2, 2021 are as follows:

As of
October 2, 2021
2021 (remaining)	$29
2022	116
2023	8
Total future minimum lease payments	153
Present value adjustment	6
Total	$147

TOFUTTI BRANDS INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, prolonged quarantines, order cancellations, supply chain disruptions, increased costs for raw materials, and lower consumer demand, and other significant economic impacts, as well as general concern and uncertainty.

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities are currently operating normally, and the pandemic has not constrained any of our production requirements. The cost of certain key ingredients has increased substantially due to short-term supply issues related to COVID-19. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. Additionally, our freight costs have increased due to a driver shortage caused by COVID-19. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. However, due to the future uncertainty of potential cost increases affecting various aspects of our operations, we have initiated a series of sales price increases commencing in the fourth quarter of this year to help offset these cost increases.

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

To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $3,009,000 as of October 2, 2021 has improved since our fiscal year end

Results of Operations

Thirteen Weeks Ended October 2, 2021 Compared with Thirteen Weeks Ended September 26, 2020

Net sales for the thirteen weeks ended October 2, 2021 were $3,356,000, an increase of $204,000, or 6%, from net sales of $3,152,000 for the thirteen weeks ended September 26, 2020. The increase is mainly attributable to increases in sales in our vegan cheese categories and frozen desserts. Sales of vegan cheese products increased by $161,000 to $2,816,000 in the 2021 period from $2,655,000 in the 2020 period. Frozen dessert sales increased by $43,000 to $540,000 in the thirteen weeks ended October 2, 2021 from $497,000 for the thirteen weeks ended September 26, 2020.

Our gross profit decreased to $818,000 in the thirteen weeks ended October 2, 2021 from $1,033,000 in the thirteen weeks ended October 2, 2021. Our gross profit percentage was 24% for the thirteen weeks ending October 2, 2021 compared to 33% for the thirteen weeks ending September 26, 2020. Sudden cost increases due to COVID-related supply chain issues for ingredients used in the production of our products have negatively impacted our gross profit. We anticipate these ingredient cost increases will continue for the balance of the year and at least into the first half of 2022.

Our gross profit percentage was also negatively impacted by an increase in freight expense, which is a component of cost of sales. Freight expense, a significant part of our cost of sales, increased by $39,000, or 16%, to $277,000 for the thirteen weeks ended October 2, 2021 compared with $238,000 for the thirteen weeks ended September 26, 2020. As a percentage of sales, freight expense was 8% percent for both the thirteen weeks ended October 2, 2021 and the thirteen weeks ended September 26, 2020. Our freight expense was negatively impacted by a significant increase in freight rates caused by a shortage of drivers due to COVID-19, increased fuel costs, and the continued implementation of the 2019 Electronic Logging Device rules and regulations, or ELD, which limit the number of hours a truck driver can drive in a 24-hour period for over the road carriers. We expect this increase in freight expense to continue for the balance of 2021 and into 2022.

Selling expenses decreased by $1,000 to $282,000 for the thirteen weeks ended October 2, 2021 from $283,000 for the thirteen weeks ended September 26, 2020. We anticipate that our selling expenses will remain at the same level for the remainder of 2021.

Marketing expenses were $38,000 for both the thirteen weeks ended October 2, 2021 and the thirteen weeks ended September 26, 2020. We anticipate that our marketing expenses will remain at the same level for the remainder of fiscal 2021.

Research and development costs decreased by $26,000, or 52%, to $24,000 for the thirteen weeks ended October 2, 2021 from $50,000 for the thirteen weeks ended September 26, 2020, primarily due to decreases in payroll expense of $7,000, lab costs and supplies expense of $6,000, and professional fees and outside services expense of $5,000. Because we do not anticipate that our research and development department will resume operations at the pre-COVID level in 2021, we expect that product development costs will remain significantly lower for the remainder of fiscal 2021.

General and administrative expenses decreased by $80,000, or 19%, to $331,000 for the thirteen weeks ended October 2, 2021 from $411,000 for the thirteen weeks ended September 26, 2020. The decrease in general and administrative expenses was due to a decrease in payroll expense of $122,000, public relations expense of $8,000, equipment rental of $6,000, and general insurance expense of $11,000, which were partially offset by increases in professional fees and outside services expense of $34,000, IT expense of $7,000, and a one-time loss on the sale of equipment of $36,000. The decrease in payroll expense was due to the elimination of Mr. Mintz’s salary at the start of the second quarter. The increase in IT expenses was due to an upgrade of our ransomware protection systems.

Income tax expense increased by $9,000 of 36%, to $16,000 for the thirteen weeks ended October 2, 2021 from $25,000 for the thirteen weeks ended September 26, 2020 resulting from the lower pre-tax income during this period compared to prior year.

Thirty-nine Weeks Ended October 2, 2021 Compared with Thirty-nine Weeks Ended September 26, 2020

Net sales for the thirty-nine weeks ended October 2, 2021 were $9,533,000, a decrease of $88,000 from net sales of $9,621,000 for the thirty-nine weeks ended September 26, 2020. Sales of vegan cheese products increased slightly to $8,033,000 in the 2021 period from $8,016,000 in the 2020 period. Sales of our frozen dessert and frozen food products decreased to $1,500,000 for the thirty-nine weeks ended October 2, 2021 from $1,605,000 for the thirty-nine weeks ended September 26, 2020. The decrease in our sales for the 2021 thirty-nine-week period was mostly due to the decrease in frozen dessert sales resulting from the discontinuance of our Yours Truly cones and Marry Me bars in the 2021 period due to the two products’ declining sales.

Our gross profit decreased by $467,000 or 15% to $2,577,000 in the thirty-nine weeks ended October 2, 2021 from $3,044,000 in the thirty-nine-week period ended September 26, 2020. Our gross profit percentage was 27% for the thirty-nine weeks ended October 2, 2021 compared to 32% for the thirty-nine weeks ended September 26, 2020. Freight expense increased by $57,000, or 8%, to $775,000 for the thirty-nine weeks ended October 2, 2021 compared with $718,000 for the thirty-nine weeks ended September 26, 2020. As a percentage of sales, freight expense was 8% percent for the thirty-nine weeks ended October 2, 2021 compared to 7% percent for the thirty-nine weeks ended September 26, 2020. We anticipate our gross profit and gross profit percentage will continue to be negatively impacted for the balance of 2021 and into 2022 due to the significant ingredient cost increases caused by COVID-19 supply chain issues.

Selling expenses increased by $28,000, or 3%, to $909,000 for the thirty-nine weeks ended October 2, 2021 from $881,000 for the thirty-nine weeks ended September 26, 2020. This increase was due principally to increases in outside warehouse rental expense of $19,000 and bad debt expense of $10,000.

Marketing expenses decreased by $37,000, or 18%, to $173,000 for the thirty-nine weeks ended October 2, 2021 from $210,000 for the thirty-nine weeks ended September 26, 2020, due to a decrease in promotion expense of $49,000, which was partially offset by an increase in advertising expense of $8,000.

Research and development costs decreased by $95,000, or 49%, to $99,000 for the thirty-nine weeks ended October 2, 2021 from $194,000 for the thirty-nine weeks ended September 26, 2020, due primarily to decreases in payroll expense of $44,000, equipment repair expense of $14,000 and professional fees and outside services expense of $28,000.

General and administrative expenses decreased by $132,000, or 11%, to $1,097,000 for the thirty-nine weeks ended October 2, 2021 from $1,229,000 for the thirty-nine weeks ended September 26, 2020. This decrease was a result of decreases in payroll expense of $259,000, public relation expense of $8,000, and general insurance expense of $17,000, which were partially offset by increases in professional fees and outside services expense of $104,000 and the loss on the sale of equipment of $37,000. The decrease in payroll expense was due to the elimination of Mr. Mintz’s salary at the start of the second quarter. The increase in professional fees and outside services expense was due to a one-time fee charged by our former accountants.

Income tax expense was $52,000 for the thirty-nine weeks ended October 2, 2021 compared to $101,000 for the thirty-nine weeks ended September 26, 2020 resulting from the lower pre-tax income during this period compared to prior year.

Liquidity and Capital Resources

As of October 2, 2021, we had approximately $3,009,000 in cash and our working capital was approximately $4,886,000, compared with approximately $1,459,000 in cash and working capital of $4,639,000 at January 2, 2021.

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

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended October 2, 2021	Thirty-nine Weeks ended September 26, 2020
Net cash provided by operating activities	$1,500,000	$720,000
Net cash provided by investing activities	50,000	-
Net cash provided by financing activities	-	165,000
Net increase in cash and cash equivalents	$1,550,000	$885,000

Net cash provided by operating activities was $1,500,000 for the thirty-nine weeks ended October 2, 2021 compared to $720,000 for the thirty-nine weeks ended September 26, 2020. Net cash provided by operating activities for the thirty-nine weeks ended October 2, 2021 was primarily a result of a result of our net income of $228,000, a gain on sale of equipment of $37,000 a decrease in accounts receivable of $665,000, a decrease in inventory of $311,000, and an increase of accounts payable of $551,000, offset by a decrease in accrued expenses of $184,000 and income taxes payable of $115,000. Net cash provided by investing activities was $50,000 for the thirty-nine weeks ended October 2, 2021 compared to $0 for the thirty-nine weeks ended September 26, 2020. Net cash provided by investing activities for the thirty-nine weeks ended October 2, 2021 was a result of selling equipment. Net cash provided by financing activities was $0 for the thirty-nine weeks ended October 2, 2021 compared to $165,000 for the thirty-nine weeks ended September 26, 2020 as a result of a loan pursuant to the Paycheck Protection Program under the CARES Act in 2020.

We believe our existing working capital and cash on hand at October 2, 2021, and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years, other than the COVID related ingredient costs increases and freight expenses. There can be no assurance, however, that our operating results will not be materially affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of nondairy frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of October 2, 2021.

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

Evaluation of Disclosure Controls and Procedures. As of October 2, 2021, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as October 2, 2021.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of October 2, 2021 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce. As of the date of this filing we employ five people.

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

Date: November 16, 2021

