Form 10-K
period 2022-01-01
TOFUTTI BRANDS INC
filed 2022-04-01
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 1, 2022

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $7,347,419

As of April 1, 2022, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week period ended January 1, 2022 (fiscal 2021) and the fifty-three week period ended January 2, 2021 (fiscal 2020).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand dairy free, vegan frozen dessert and cheese products. All TOFUTTI products are vegan, dairy free, contain no butterfat or cholesterol and use soy and other vegetable proteins. Our products are 100% dairy free yet offer the same texture and full-bodied taste as their dairy counterparts. Our products are also free of cholesterol and derive their fat from corn and palm oils, each naturally lower in saturated fat than dairy products. All of our products are completely vegan and our vegan cheese products are gluten free as well. In addition, all of our products are certified kosher-parve and all of our vegan cheese products are also certified halal.

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

TOFUTTI PRODUCT LINE

We offer a broad product line of vegan, dairy free products that use soy or other vegetable-based proteins. Our dairy free products include cheeses, frozen desserts, and spreads.

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in three flavors, plain, Herb & Chives, and Garlic & Herb that are available in 8 oz. retail packages. The plain comes in 5 lb. containers and 30 lb. bulk boxes for food service customers.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

♦	BETTER THAN SOUR CREAM® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. BETTER THAN SOUR CREAM has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and guacamole. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM is available nationally in many health food stores, select supermarkets and food service outlets.

♦	TOFUTTI DIPPITY DO DAH DIPS incorporate our BETTER THAN SOUR CREAM with three exciting flavors for use as dips for snacking. Those flavors are Roasted Garlic, Garden Cucumber, and French Onion and are available in 12 oz. retail containers.

♦	TOFUTTI AMERICAN VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI AMERICAN VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 14 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three-gallon bulk cans and one soft-serve flavor.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of three different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion-controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Safeway/Albertsons, Fred Meyer, DeMoulas/Market Basket, and Wakefern Food Corp. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic, kosher, and food service accounts and all international accounts are handled directly by us. Our products are also sold in approximately fifteen other countries.

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

We currently distribute most of our products by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from where our customers are able to pick up their orders. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion. Currently, we use two warehouses in New Jersey, one for our frozen dessert and one for our cheese products, and one warehouse in northern California for both categories of products.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through approximately forty (40) distributors to the national health food market.

Our sales to health food accounts in fiscal 2021 decreased to $6,404,000, or 51% of total sales, from approximately $7,643,000, or 55% of total sales in fiscal 2020. Our sales to the kosher market increased to $789,000, or 6% of sales, in fiscal 2021, from sales of approximately to $678,000, or 6% of sales, in fiscal 2020.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended January 1, 2022		Fiscal Year ended January 2, 2021
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Metropolitan New York	$2,368	19%	$1,600	12%
California	1,934	15%	2,333	17%
Midwest	1,756	14%	2,198	16%
Northwest	832	7%	816	6%
Mid-Atlantic	793	6%	1,380	10%
Florida	712	6%	790	6%
New England	576	5%	647	5%
Upstate New York	574	5%	782	6%
Southwest	570	5%	615	4%
Southeast	410	3%	651	5%
Rocky Mountains	258	2%	324	2%

During fiscal 2021, we shipped our products to distributors in Australia, Canada, Egypt, Estonia, the UK, France, Israel, Mexico, and Panama. Sales to foreign distributors increased to $1,594,000, or 13% of sales, in fiscal 2021, from $1,470,000, or 11% of sales, in fiscal 2020. Our export business is still being negatively impacted by the bankruptcy in December 2019 of our long-term UK distributor and various COVID-19 supply chain issues in certain foreign countries. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other plant-based frozen desserts. We believe that we are a leader in the dairy free frozen dessert product market and offer the most complete line of dairy free frozen dessert products. Other plant-based frozen dessert products are presently being sold throughout the United States by established distributors of ice cream and other frozen dessert products. Similarly, our cheese products compete with all types of cheese products, both vegan and dairy. The cheese and frozen dessert categories are highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our products face substantial competition from dairy free and dairy products marketed by companies with significantly greater resources than we have.

In most product categories, we compete not only with widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products. We believe that we are able to compete effectively due to our ability to offer an array of vegan cheese products, and dairy free frozen desserts that contain no butterfat, cholesterol or dairy, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. In fiscal 2021 and 2020, our product development expenses were approximately $124,000 and $240,000, respectively. Our product development expenses decreased sharply in 2020, and again in 2021, as a result of precautions taken to prevent the spread of COVID-19 within our company. We do not intend to reopen the laboratory to its previous level of operations. However, all required quality control requirements are still being performed as needed. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. Additionally, our production facilities are certified as SQF facilities. The Safe Quality Food (SQF) Program is a rigorous and credible safety and quality program of on-going audits and certifications that is being required by more and more food distributors and retailers before they will accept a new food product into their facility or store. We currently utilize four co-packers, all of whom were able to continue the production of our products during the course of the COVID-19 pandemic. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as dairy free vegan cheeses and dairy free frozen desserts, we have more than one co-packer. In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

For the fiscal years ended January 1, 2022 and January 2, 2021, we purchased approximately 50% and 40% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 11% and 16%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer.

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

Kosher Certification

KOF-K Kosher Supervision, or KOF-K, of Teaneck, New Jersey provides us with our kosher certification service. Before KOF-K will permit its certification, evidenced by its symbol, to be placed on a product, KOF-K must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use include periodic inspections, and in most cases, on-site supervision of actual production. We pay a yearly renewal fee for certification and ongoing fees throughout the year for supervisory services for each production run. We believe that our ability to successfully market and distribute our products is dependent upon our continued compliance with the requirements of rabbinical certification. All TOFUTTI® products meet the requirements for certification as kosher-parve.

Halal Certification

In early 2013, we completed a halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM and BETTER THAN RICOTTA products and at Whitehall Specialties, the co-packer of our vegan cheese slices. This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois and currently applies only to those products manufactured by Franklin Foods and Whitehall Specialties. Before IFANCA will permit its certification to be placed on a product, which is evidenced by its symbol, IFANCA must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use includes periodic inspections. There is a yearly renewal fee for certification. All TOFUTTI® vegan cheese products meet the requirements for certification as halal.

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

EMPLOYEES

We have successfully operated our business with a limited number of employees for over a decade. We employed five persons as of January 1, 2022. In fiscal 2020 we employed six persons on a full-time basis. We consider our employees to be among the most valuable assets of our company.

We believe that an engaged workforce is key to maintaining our ability to innovate. During fiscal 2021, we took the necessary precautions in response to the recent COVID-19 outbreak, including offering our employees flexibility to work from home and mandatory social distancing requirements in the workplace. We are committed to providing a safe work environment for our employees in compliance with applicable regulations.

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

On February 24, 2021, David Mintz, our founder, Chief Executive Officer and Chairman of the Board of Directors, passed away. Steven Kass, Chief Financial Officer, was appointed CEO by our Board of Directors and was confirmed as permanent CEO by the Board on April 27, 2021. We may be unable to find someone who will be able to succeed Mr. Mintz in his role as our head of research and development. The loss of his services could have a material adverse effect on our business and results of operations.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the fiscal years ended January 1, 2022 and January 2, 2021, we purchased approximately 50% and 40%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 11% and 16%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

We have a number of distribution, supply and co-packing agreements for our suppliers and products. These agreements vary depending on the particular supplier and/or product. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative effect on our results of operations and financial condition.

We may not be able to maintain profitable operations in the future. We may not have sufficient working capital to fund our operations in the future.

The lack of sufficient working capital in the past has negatively impacted our ability to introduce and adequately promote new products. As of January 1, 2022, we had $1,698,000 in cash and our working capital was $4,326,000. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

Our operating costs are subject to fluctuations which could affect our business results.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, changes in governmental agricultural and energy policies and regulations, and more recently by potential COVID-19 supply chain disruption. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

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

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities are currently operating normally, and the pandemic has not constrained any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short-term supply issues related to COVID-19. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. Additionally, our freight costs have increased due to a driver shortage caused by COVID-19. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we have initiated a series of sales price increases commencing in the fourth quarter of 2021 and continuing into the first quarter of 2022 to help offset these cost increases.

The pandemic has had a negative impact on our sales, specifically with respect to our food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business and with respect to our inability to regain our level of export sales to certain foreign jurisdictions. Our marketing efforts have also been constrained due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $1,796,426 as of March 25, 2022 has improved since our fiscal year end.

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

We rely on Steven Kass, our Chief Executive and Financial Officer to manage our business.

Our future success is significantly dependent on the services of Steven Kass (age 70), our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

The vegan and dairy free frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the dairy free frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

We have a complex network of suppliers, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fires or explosions, terrorism, or health pandemics, such as the coronavirus, COVID-19, could damage or disrupt our operations or our suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

We are subject to risks associated with international operations.

In fiscal 2021, approximately 13% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

While we, our ingredient suppliers and our co-packers dedicate substantial resources to food safety matters to enable customers to enjoy safe, quality food products, food safety events, including instances of food-borne illness (such as salmonella or E. Coli), have occurred in the food industry in the past, and could occur in the future. Instances or reports, whether true or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during the growing, manufacturing, packaging, storing, or preparation of products, have in the past severely injured the reputations of companies in the frozen desert and dairy sectors and could affect us as well. Any report linking us, our suppliers or co-packers to food-borne illnesses or food tampering, contamination, mislabeling, or other food-safety issues could damage the value of our brands immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions), or other damages. In addition, food safety incidents, whether or not involving our brands, could result in negative publicity for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity may reduce demand for our products.

Product liability suits, if brought, could have a material adverse effect on our business.

From time to time in the normal course of our business, we become subject to product liability claims. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food products, we are subject to the risk of claims for product liability. We maintain general product liability and umbrella insurance coverages and generally require that our co-packers maintain product liability insurance naming us as a co-insured. Similarly, most of our customers require us to name them as additional insureds as well, and in some cases we are required to sign hold harmless and indemnification agreements.

Our failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our financial results and the market price of our common stock.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive and financial officer concluded that our internal control over financial reporting was ineffective as of January 2, 2021 because of the following material weaknesses in internal controls over financial reporting:

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

Trading on the OTCQX tier of the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Since October 24, 2016, our common stock has been quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. On January 10, 2022, our common stock was upgraded to the OTCQX tier. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE MKT. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six-month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $79,000 in fiscal 2021 and $78,000 in fiscal 2020. Our management believes that the Cranford facility will continue to satisfy our space requirements for the foreseeable future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $459,000 and $467,000 during fiscal 2021 and 2020, respectively.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange, or the AMEX, on October 29, 1985 and traded on the AMEX or its successor, NYSE MKT, under the symbol TOF, until October 24, 2016 when our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB. On January 10, 2022, our stock was upgraded to the OTCQX tier.

Holders of Record

As of March 25, 2022, there were approximately 306 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. As of January 2, 2021, we had issued 80,000 non-qualified stock option awards under the Plan, all of which expired in 2020. No option awards were granted in the two fiscal years ended January 1, 2022.

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

No options or stock appreciation rights were granted or exercised in the two fiscal years ended January 1, 2022. There are currently no outstanding stock options or stock appreciation rights.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2021.

Purchase of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended January 1, 2022 (the fourth quarter of fiscal 2021).

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Fixed Assets. During fiscal 2018 and 2019, we spent $150,000 on equipment to be used at our new co-packer’s frozen dessert facility. Our co-packer began using this equipment in connection with the production of frozen stick novelty items in the third quarter of 2019 through the third quarter of 2021. This equipment was sold and disposed of in 2021. Depreciation was provided by charges to income using the straight-line method over the estimated useful life of ten years. There were no fixed asset additions in fiscal 2021.

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

While our operations have been profitable in the last few years, we incurred losses in prior years. Our cash increased to $1,698,000 while our working capital decreased to $4,326,000 as of January 1, 2022 from $4,639,000 as of January 2, 2021. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 48% and 54% of our net sales for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses, if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended January 1, 2022 and January 2, 2021, we purchased approximately 50% and 40%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 11% and 16%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

We rely on Steven Kass to manage our business.

Upon the death of Mr. Mintz, our continued success is significantly dependent on the services of Steven Kass (age 70), who is serving as our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

Competition.

The dairy free, vegan frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets.

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

Recent Developments

An outbreak of an infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, prolonged quarantines, order cancellations, supply chain disruptions, increased costs for raw materials, and lower consumer demand, and other significant economic impacts, as well as general concern and uncertainty.

The severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities are currently operating normally, and the pandemic has not constrained any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short-term supply issues related to COVID-19. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. Additionally, our freight costs have increased due to a driver shortage caused by COVID-19. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we have initiated a series of sales price increases commencing in the fourth quarter of 2021 and continuing into the first quarter of 2022 to help offset these cost increases.

The pandemic has had a negative impact on our sales, specifically with respect to our food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business and with respect to our inability to regain our level of retail sales. Our marketing efforts have also been constrained due to social distancing restrictions and other current government rules and regulations that preclude face to face sales meeting, attendance at trade shows and the initiation of new promotions.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $1,796,426 as of March 25, 2022 has improved since our fiscal year end January 1, 2022.

Fiscal Year Ended January 1, 2022 Compared with Fiscal Year Ended January 2, 2021

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week period ended January 1, 2022 (fiscal 2021) and the fifty-three week period ended January 2, 2021 (fiscal 2020).

Net sales for the fiscal year ended January 1, 2022 were $12,590,000, a decrease of $1,225,000 or 9%, from net sales of $13,815,000 for the fiscal year ended January 2, 2021. Sales of our frozen dessert and frozen food product lines decreased to $1,829,000 in the fiscal year ended January 1, 2022 from $2,146,000 in fiscal 2020. Sales of vegan cheese products decreased to $10,761,000 in the fiscal year ended January 1, 2022 from $11,669,000 in the fiscal year ended January 2, 2021. Overall, our sales were negatively impacted by the discontinuance of several frozen desserts and cheese products in 2021, and various COVID-19 issues affecting our product distribution.

Our gross profit for the year ended January 1, 2022 decreased by $911,000 to $3,342,000 from $4,253,000 for the fiscal year ended January 2, 2021. Our gross profit percentage for the fiscal year ended January 1, 2022 was 27% compared to 31% for the fiscal year ended January 2, 2021. Sales promotion and allowance expense was $1,487,000 for the fiscal year ended January 1, 2022 compared to $1,582,000 for the fiscal year ended January 2, 2021. The dollar decline in gross profit was due principally to the decline in total sales accompanied by increases in ingredient and packaging costs. The increases in our ingredient and packaging costs, caused by supply chain issues related to Covid-19, negatively impacted our gross profit percentage for fiscal year 2021.

Freight out expense increased by $22,000 or 2% to $1,059,000 for the year ended January 1, 2022 compared with $1,037,000 for the year ended January 2, 2021. Freight out expense increased due to significant increases in freight rates across all methods of shipping due to increases in fuel costs and the reduction in vehicle availability due to the pandemic. Freight out cost as a percentage of sales was 8% for both the years ended January 1, 2022 and January 2, 2021. We anticipate that freight out expense in fiscal year 2022 will continue at this higher level or increase further.

Selling and warehousing expenses increased by $19,000, or 2%, to $1,206,000 for the fiscal year ended January 1, 2022 from $1,187,000 for the fiscal year ended January 2, 2021. This increase was primarily attributable to increases in commission expense of $35,000, travel, entertainment, and auto expense of $10,000, and bad debt expense of $10,000, which were partially offset by decreases in payroll expense of $30,000 and outside warehouse rental expense of $8,000.

Marketing expenses increased in the fiscal year ended January 1, 2022 by $23,000, or 9%, to $281,000 from $258,000 in the fiscal year ended January 2, 2021 due to an increase in promotion expense of $23,000 and artwork and plate expense of $15,000, which were partially offset by a decrease in advertising expense of $19,000. We expect that marketing expenses in the following fiscal year will remain at the same level as in the year ended January 1, 2022.

Research and development expenses decreased by $116,000, or 48%, to $124,000 in the fiscal year ended January 1, 2022 from $240,000 in the fiscal year ended January 2, 2021. The decrease was primarily attributable to decreases in payroll expense of $45,000, lab costs and supplies expense of $14,000, uniform rental expense of $8,000, and equipment repairs of $14,000, and professional fees and outside service expense of $37,000. Because we do not anticipate our research and development department resuming operations at the pre-Covid level, we expect that product development costs will remain constant or decline slightly in fiscal 2022.

General and administrative expenses decreased by $203,000, or 12%, to $1,489,000 for the year ended January 1, 2022 from $1,692,000 for the year ended January 2, 2021. The decrease was primarily due to decreases in payroll expense of $365,000, general insurance expense of $55,000, auto, travel, and entertainment of $19,000, office supply expense of $12,000, and equipment rental expense of $7,000, which were partially offset by increases in IT expense of $20,000, professional fees and outside service expense of $149,000, franchise tax expense of $7,000, and the loss on the sale and disposal of equipment of $75,000. We expect that general and administrative expenses will decrease in fiscal 2022.

Overall, total operating expenses in fiscal 2021 decreased by $278,000, or 8%, to $3,100,000 for the year ended January 1, 2022 compared to total operating expenses of $3,377,000 in the year ended January 2, 2021. We anticipate our operating expenses will remain constant in fiscal 2022.

Income before income taxes decreased to $217,000 in the year ended January 1, 2022 as compared with income before income taxes of $851,000 in the year ended January 2, 2021.

Provision for income taxes for the year ended January 1, 2021 was $74,000 compared to income tax expense of $255,000 for the year ended January 2, 2021 resulting from the lower pre-tax income during this period compared to prior year.

Liquidity and Capital Resources

At January 1, 2022, we had approximately $1,698,000 in cash, and our working capital was $4,326,000.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our former Chairman and Chief Executive Officer, provided our company with a convertible loan of $500,000. On December 22, 2021, the loan balance of $500,000 plus accrued interest of $25,000 was paid by the Company to Mr. Mintz’s estate.

	Fiscal Year ended
	January 1, 2022	January 2, 2021
	(In thousands)
Net cash provided by operating activities	$689	$780
Net cash provided by investing activities – sale and disposal of equipment	50	—
Net cash (used in) provided by financing activities	(500)	165
Net increase in cash	239	945
Cash at beginning of year	1,459	514
Cash at end of year	$1,698	$1,459

Cash provided by operating activities for the fiscal year ended January 1, 2022 was $689,000 compared to $780,000 provided by operating activities for the fiscal year ended January 2, 2021. Cash provided by operating activities was primarily from net income of $143,000, a loss on sale and disposal of equipment of $75,000, a provision for bad debts and sales promotions of $20,000, a decrease in accounts receivable of $722,000, and a decrease in inventory of $123,000, offset by a decrease of accounts payable and accrued expenses of $285,000, decrease in operating lease liabilities of $28,000, and a decrease in income taxes payable of $71,000.

Cash provided by investing activities was $50,000 for the fiscal year ended January 1, 2022 compared to cash used in investing activities of $0 for the fiscal year ended January 2, 2021. Cash provided by investing activities in the fiscal year ended January 1, 2022 was due to proceeds from the sale of equipment.

Cash used in financing activities for the fiscal year ended January 1, 2022 was $500,000 compared to cash provided of $165,000 for the fiscal year ended January 2, 2021. Cash used in financing activities in the fiscal year ended January 1, 2022 was due to the repayment of a convertible note of $500,000 that had been provided to us by Mr. Mintz, and cash provided from financing activities for the fiscal year ended January 2, 2021 was from proceeds of the government sponsored COVID-19 SBA Loan.

As a result of the foregoing, our cash increased to $1,698,000 at January 1, 2022 from $1,459,000 at January 2, 2021.

We believe our existing cash on hand at January 1, 2022, our existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements for at least the next twelve months dating from the issuance of the financial statements.

Contractual Obligations

We had no material contractual obligations at January 1, 2022.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended January 1, 2022.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands Inc (the “Company”) as of January 1, 2022 and January 2, 2021, the related statements of income, stockholders’ equity, and cash flows, for the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Significant estimates of sales discounts and allowances

As described in Note 1 to the financial statements, Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates, or returns, are estimated at the time of the sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue and trade receivables, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Considering the estimation and judgement required by management in determining these amounts, our audit of these estimates require a degree of auditor judgement regarding these qualitative factors.

The primary procedures we performed to address this critical audit matter included:

Our audit procedures related to significant estimates of sales discounts and allowances included the following, among others:

●	We obtained an understanding of the Company’s evaluation of the historical application of sales discounts and allowances.

●	We performed audit procedures that included, among others, testing of the significant estimates surrounding sales discounts and allowance included an understanding of all sales promotions, and other discounts available during the year, analysis of credit memos, including those subsequent to year end, and an historical analysis of accrued sales allowances and discounts compared to the current trends.

We have served as the Company’s auditor since 2021.

/s/ Mazars USA LLP

Edison, NJ

April 1, 2022

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	January 1, 2022	January 2, 2021
Assets
Current assets:
Cash	$1,698	$1,459
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $435 and $407, respectively	1,336	2,078
Inventories	1,874	1,997
Prepaid expenses and other current assets	98	88
Total current assets	5,006	5,622

Equipment, net	-	135
Operating lease right-of-use assets	203	224
Deferred tax assets	112	83
Other assets	21	19
Total assets	$5,342	$6,083

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$165	$112
Income taxes payable	46	117
Accounts payable	122	219
Accrued expenses	347	535
Total current liabilities	680	983

Convertible note payable-long term-related party	-	500
SBA loan payable, net of current portion	-	53
Operating lease liabilities, net of current portion	95	123
Total liabilities	775	1,659

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	207	207
Retained earnings	4,308	4,165
Total stockholders’ equity	4,567	4,424
Total liabilities and stockholders’ equity	$5,342	$6,083

See accompanying notes to financial statements

TOFUTTI BRANDS INC.

STATEMENTS OF INCOME

(In thousands, except for per share data)

	Fiscal year ended January 1, 2022	Fiscal year ended January 2, 2021

Net sales	$12,590	$13,815
Cost of sales	9,248	9,562
Gross profit	3,342	4,253

Operating expenses:
Selling and warehousing	1,206	1,187
Marketing	281	258
Product development costs	124	240
General and administrative	1,489	1,692
Total operating expenses	3,100	3,377

Income before interest expense and income taxes	242	876
Interest expense	25	25
Income before provision for income taxes	217	851
Provision for income taxes	74	255

Net income	$143	$596

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,456
Net income per common share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.11

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years ended January 1, 2022 and January 2, 2021

(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances December 28, 2019	5,153,706	$52	$207	$3,569	$3,828
Net income	—	—	—	596	596
Balances January 2, 2021	5,153,706	52	207	4,165	4,424
Net income	-	-	-	143	143
Balances January 1, 2022	5,153,706	$52	$207	$4,308	$4,567

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended January 1, 2022	Fiscal Year ended January 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143	$596
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	10	10
Non-cash change in right of use assets and lease liabilities	(7)	(5)
Loss on sale and disposal of equipment	75	-
Provision for bad debts and sales promotions	20	50
Deferred taxes	(29)	134

Change in assets and liabilities:
Accounts receivable	722	(309)
Inventories	123	(68)
Prepaid expenses	(10)	32
Other assets	(2)	11
Income taxes payable	(71)	117
Accounts payable and accrued expenses	(285)	212
Net cash flows provided by operating activities	689	780

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	50	—
Net cash flows provided by investing activities	50	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payment of convertible note payable	(500)	-
Borrowings from SBA loan	-	165
Net cash flows (used in) provided by financing activities	(500)	165

NET CHANGE IN CASH	239	945
CASH AT BEGINNING OF YEAR	1,459	514
CASH AT END OF YEAR	$1,698	$1,459

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$180	$—
Interest paid- related party	$25	$25

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week and fifty-three week fiscal periods ended January 1, 2022 and January 2, 2021, fiscal 2021 and fiscal 2020, respectively.

Estimates and Uncertainties - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and sales promotion accruals. Actual results could differ from those estimates.

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

The Company purchased approximately 50% and 40% of its finished products from one supplier and 11% and 16% of its finished products from another supplier during the periods ended January 1, 2022 and January 2, 2021, respectively.

Equipment, net – Additions are recorded at cost. Depreciation is provided by charges to income using the straight-line method over the estimated useful life of the equipment, which is ten years. Ordinary maintenance and repair costs are expensed in the year incurred.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Revenue Recognition – The Company accounts for revenue recognition in accordance with accounting guidance codified as FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), as amended regarding revenue from contracts with customers. Under the standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). In evaluating our contracts with our customers under ASC 606, we have determined that there is no future performance obligation once delivery has occurred.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management believes that credit risk beyond the established allowances at January 1, 2022 is limited.

During the fiscal years ended January 1, 2022 and January 2, 2021, the Company derived approximately 87% and 89%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 55% of total accounts receivable at January 1, 2022 and the accounts receivable balance of two customers represented approximately 54% of total accounts receivable at January 2, 2021. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 45% and 54% of the Company’s net sales for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Earnings Per Share - Basic earnings per common share has been computed by dividing earnings by the weighted average number of common shares outstanding, which would account for a potential 282,486 shares issuable upon conversion of the $500,000 convertible note for the fiscal year ended January 2, 2021. The 282,486 shares issuable upon conversion of the convertible note was included in the calculation of fully diluted earnings for the fiscal year ended January 2, 2021. The weighted average effects of the 282,486 shares issuable upon conversion was not included in the diluted earnings per share calculation for the year ended January 1, 2022 as the effects were anti-dilutive.

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
Net income, numerator, basic computation	$143	$596
Interest expense	-	25
Net income, numerator, diluted computation	$143	$621

Weighted average shares - denominator basic computation	5,154	5,154
Effect of convertible note	-	282
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,436
Earnings per common share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.11

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash, accounts receivable, SBA note payable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Small Business Administration (SBA) Loan - On May 2, 2020 the Company received a loan of $165 from the SBA pursuant to the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021. The current portion of the loan was $165 as of January 1, 2022 and the loan will expire on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven. The Company will record forgiveness of debt income of $165 in fiscal year 2022.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,059 and $1,037 during the fiscal years ended January 1, 2022 and January 2, 2021, respectively. Such costs are included in costs of sales on the statements of income.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $190 and $209 during the fiscal years January 1, 2022 and January 2, 2021, respectively, and are included in marketing on the statements of income.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $124 and $240 during the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

Recent Accounting Pronouncements – The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. As the Company is a smaller reporting company, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

NOTE 2: INVENTORIES

Inventories consist of the following:

	January 1, 2022	January 2, 2021
Finished products	$1,218	$1,320
Raw materials and packaging	656	677
	$1,874	$1,997

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 3: EQUIPMENT

Equipment consists of the following:

	January 1, 2022	January 2, 2021
Manufacturing equipment installed at co-packer	$-	$150
Less: accumulated depreciation	-	15
Equipment, net	$-	$135

Depreciation expense for both the years ended January 1, 2022 and January 2, 2021 was $10.

During September 2021, the Company sold manufacturing equipment with a cost of $102 and accumulated depreciation of $15 for total proceeds of $50. As of the year ended January 1, 2022, the Company disposed of the remaining balance of the equipment due to the discontinuance of the frozen dessert products manufactured using this equipment. The $75 loss on this sale and disposal has been presented as a component of general and administrative expenses on the statements of income for the fiscal year ended January 1, 2022.

NOTE 4: NOTES PAYABLE

Small Business Administration (SBA) Loan

On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 2, 2021 and the loan would have expired on May 2, 2022. Subsequent to year end, on January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven. The Company will record forgiveness of debt income of $165 in fiscal year 2022.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive, provided the Company with a loan of $500. The loan was extended until December 31, 2021 and was, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. Interest expense incurred to the related party was $25 for both fiscal years ended January 1, 2022 and January 2, 2021. On December 22, 2021, the entire loan of $500 plus accrued interest of $25 was paid by the Company to Mr. Mintz’s estate.

	January 1, 2022	January 2, 2021
Note payable-related party	$—	$500
Less current maturity	—	—
Note payable related party, net of current maturity	$—	$500

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2021 or 2020 and no options were outstanding as of January 1, 2022 and January 2, 2021.

NOTE 6: REVENUE

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	January 1, 2022	January 2, 2021
Revenues by geography:
Americas	$11,864	$13,272
Europe	183	147
Middle East	334	331
Asia Pacific and Africa	209	65
	$12,590	$13,815

Approximately 87% in fiscal 2021 and 89% in fiscal 2020 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	January 1, 2022	January 2, 2021
Cheeses	$10,761	$11,669
Frozen Desserts and Foods	1,829	2,146
	$12,590	$13,815

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 7: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $79 in fiscal 2021 and $78 in fiscal 2020. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $459 or the fiscal year ended January 1, 2022 compared to $468 for the fiscal year ended January 2, 2021.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. The Company does not have the option to terminate the leases early. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease. The current portion of lease liabilities is included in accrued expenses on the balance sheets.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	January 1, 2022	January 2, 2021
Operating lease right-of-use assets	$203	$224

Current portion of lease liabilities	123	113
Operating lease liabilities, net of current portion	95	123
Total lease liabilities	$218	$236

Weighted average remaining lease term (in years)	3.0	2.1
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Future lease payments included in the measurement of lease liabilities on the balance sheet as of January 1, 2022, for the following three fiscal years and thereafter are as follows:

As of
January 1, 2022
2022	$114
2023	110
Total future minimum lease payments	224
Present value adjustment	(6)
Total	$218

NOTE 8: INCOME TAXES

The components of income tax expense for the fiscal years ended January 1, 2022 and January 2, 2021 are as follows:

		January 1, 2022	January 2, 2021
Current:	Federal	$64	$35
	State	39	82
		103	117
Deferred:	Federal	(22)	97
	State	(7)	41
		(29)	138
Total income tax expense		$74	$255

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fiscal years ended January 1, 2022 and January 2, 2021, respectively, follows:

	January 1, 2022	January 2, 2021
Federal income tax	$46	$179
State income taxes, net of federal income tax benefit	18	76
Permanent items	3	—
Other	7	—
	$74	$255

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Deferred tax assets for the fiscal years ended January 1, 2022 and January 2, 2021 consist of the following components:

	January 1, 2022	January 2, 2021
Allowance for doubtful accounts	$88	$83
Right of use asset	(57)	(67)
Lease liabilities	61	67
Inventory	1	—
Fixed assets	19	—
Deferred tax asset, net	$112	$83

At January 1, 2022 the Company had $0 federal net operating loss carryforwards and $0 of state operating loss carryforwards.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended January 1, 2022 and January 2, 2021:

Balance at December 28, 2019	$172
Increase due to reserves and tax positions related to current year	—

Balance at January 2, 2021	$172
Increase due to reserves and tax positions related to current year	8
Balance at January 1, 2022	$180

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $180. The liability at January 1, 2022 of uncertain tax positions is included in accrued expenses. The Company is no longer subject to federal and state examinations for fiscal years before 2019.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately fifteen foreign countries and may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 180 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted, and it and its co-packers may have difficulty obtaining the materials necessary for the production of its products. In addition, the production facilities of the Company’s co-packers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as its ability to make sales calls is constrained. The Company’s ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of all sales promotional discounts for the foreseeable future. Trade food shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely. The length and severity of the pandemic could also affect the Company’s regular sales, which could in turn result in reduced sales and a lower gross margin.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of January 1, 2022, our company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive and Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and financial officer, has concluded that our internal control over financial reporting was ineffective as of January 1, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended January 1, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Steven Kass	70	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Joseph N. Himy	51	Director
Scott Korman	61	Director
Efraim Mintz	52	Director
Franklyn Snitow	74	Director

Steven Kass has been our Chief Financial Officer since November 1986 and Secretary and Treasurer since January 1987. Mr. Kass assumed the position of interim Chief Executive Officer in March 2021, and was confirmed as permanent CEO by the Board on April 27, 2021.

Joseph N. Himy was elected to serve as a member of our Board of Directors and the Audit Committee on October 30, 2013 by our Board of Directors. He resigned as a member of our Audit Committee on August 16, 2021. He has been Managing Director of The CFO Squad, a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services primarily for public companies since August 2011. From May 2008 until August 2011, Mr. Himy was Chief Financial Officer of Vyteris, Inc., manufacturer of the first active transdermal patch approved by the U.S. Food and Drug Administration for the pain associated with blood draws, intravenous cannulations and laser ablation of superficial skin lesions. Prior to May 2008 and from October 2004, Mr. Himy held various other positions at Vyteris, including Corporate Controller and VP of Finance. Mr. Himy received a B.S. degree in Accounting from Brooklyn College of the City University of New York and is a certified public accountant. Mr. Himy’s accounting and financial and corporate governance experience background enhances the breadth of experience of the board of directors.

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

Franklyn Snitow has been a director since 1987 and was appointed to serve on the Audit Committee on August 16, 2021. He is currently a partner in the New York City/Baltimore law firm of Offit Kurman. Mr. Snitow’s legal and corporate governance background enhances the breadth of experience of the board of directors.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised of Mr. Snitow, Mr. Korman and Mr. Mintz. The Board of Directors has determined that Messrs. Snitow and Korman are independent directors, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act. The Board of Directors has also determined that Mr. Korman is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

Nominating and Corporate Governance Matters

Our board of directors does not currently have a nominating and corporate governance committee or other committee performing a similar function, nor do we have any formal written policies outlining the factors and process relating to the selection of nominees for consideration for membership on our board of directors by our directors or our stockholders.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2021 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2021 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)
David Mintz*	2021	104,000	—	—	—	—	—	104,000
Chief Executive Officer and Director	2020	459,000	—	—	—	—	—	459,000

Steven Kass	2021	151,000	—	—	—	—	—	151,000
Chief Financial Officer	2020	127,000	—	—	—	—	—	127,000
And Chief Executive Officer**

* Mr. Mintz ceased to be an executive officer upon his death in February 2021.

** Mr. Kass was appointed Chief Executive Officer in April 2021.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2021 and 2020 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2020

During the fiscal year ended January 1, 2022, no grants were made under our 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

As of January 1, 2022 there were no outstanding equity awards.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended January 1, 2022 based on the number of meetings attended. The chairman of the audit committee receives $2,000 per audit committee meeting and other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended January 1, 2022. Each non-employee director is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Joseph N. Himy	15,000	—	—	—	—	—
Scott Korman	15,000	—	—	—	—	—
Efraim Mintz	11,500
Franklyn Snitow	5,000	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 25, 2022 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
Estate of David Mintz	2,630,440	(4)	51.0%
Steven Kass	220,000		4.3%
Franklyn Snitow	33,100		*
Joseph N. Himy	—		*
Scott Korman	—		*
Efraim Mintz	—	(4)	*
All Executive Officers and Directors as a group (5 persons in fiscal 2021)	253,100		4.7%

* Less than 1%.

(1)	The address of the Estate of Mr. David Mintz and Messrs. Joseph Himy, Steven Kass, and Efraim Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 805 3rd Avenue, 12 Floor, New York, New York 10022. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 07361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2022 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2022.

(4)	Mr. Mintz is acting as the executor of the Estate of David Mintz, but disclaims any beneficial interest in the shares of common stock held by the Estate.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our then Chairman and Chief Executive, provided us with a loan of $500,000, which has been extended to come due on December 31, 2022. Commencing March 31, 2016, interest of 5% is payable on a quarterly basis without compounding. The loan may be prepaid in whole or in part at any time without premium or penalty. The loan is convertible into our common stock at a conversion price of $1.77 per share, the closing price of our common stock on the OTCQB on the date the promissory note was extended. On December 22, 2021, the entire loan of $500,000 plus accrued interest of $25,000 was paid by the Company to Mr. Mintz’s estate, for which Mr. Efraim Mintz acts as executor.

During fiscal 2021, we paid The CFO Squad $4,000 for financial services. Mr. Himy is the Managing Director of The CFO Squad.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed by Mazars, our independent registered accounting firm, for the fiscal years ended January 1, 2022 and January 2, 2021 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2021	Fiscal 2020
Audit fees	$115,000	$-
Audit-related fees	-	-
Total Audit & Audit-related fees	$115,000	$-
Tax fees	-
All other fees	-	-
Total fees	$115,000	$-

In addition, set forth below are the aggregate fees billed by EisnerAmper LLP, our former independent registered accounting firm, for the fiscal years ended January 1, 2022 and January 2, 2021 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2021	Fiscal 2020
Audit fees	$60,000	$114,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$60,000	$114,000
Tax fees	-
All other fees	-	-
Total fees	$60,000	$114,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2021 or 2020.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Mazars in fiscal 2021 or 2020. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Mazars’ independence.

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

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)

3.2	By-laws(2)

4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan(3)

23.1	Consent of Mazars USA LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(3)	Filed as Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed May 14, 2014 and hereby incorporated by reference thereto.

Item 16.	Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2022.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 1, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Steven Kass
Steven Kass
Chief Executive Officer, Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/ Joseph Himy
Joseph Himy
Director

/s/ Efraim Mintz
Efraim Mintz
Director

/s/ Scott Korman
Scott Korman
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

