Form 10-Q
period 2022-04-02
TOFUTTI BRANDS INC
filed 2022-05-17
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of May 16, 2022 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	April 2, 2022	January 1, 2022
Assets
Current assets:
Cash	$1,589	$1,698
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $310 and $435, respectively	1,402	1,336
Inventories	2,412	1,874
Prepaid expenses and other current assets	45	98
Total current assets	5,448	5,006

Operating lease right-of-use assets	175	203
Deferred tax assets	110	112
Other assets	19	21
Total assets	$5,752	$5,342

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$—	$165
Income taxes payable	62	46
Accounts payable	369	122
Accrued expenses	484	347
Total current liabilities	915	680

Operating lease liabilities	65	95
Total liabilities	980	775

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	207	207
Retained earnings	4,513	4,308
Total stockholders’ equity	4,772	4,567
Total liabilities and stockholders’ equity	$5,752	$5,342

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Income

(in thousands, except per share figures)

	Thirteen weeks ended April 2, 2022	Thirteen weeks ended April 3, 2021

Net sales	$3,463	$3,150
Cost of sales	2,606	2,149
Gross profit	857	1,001

Operating expenses:
Selling and warehousing	264	323
Marketing	156	70
Product development costs	40	39
General and administrative	337	447
	797	879

Income from operations	60	122

Other income:
SBA loan forgiveness	165	—

Income before interest expense and income taxes	225	122

Interest expense	—	6

Income before income taxes	225	116

Income tax expense	20	36

Net income	$205	$80

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,436

Earnings per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen Weeks Ended April 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2022	$52	$207	$4,308	$4,567
Net income	—	—	205	205
April 2, 2022	$52	$207	$4,513	$4,772

	Thirteen Weeks Ended April 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 2, 2021	$52	$207	$3,569	$3,828
Net income	—	—	80	80
April 3, 2021	$52	$207	$4,245	$4,504

See accompanying notes to unaudited condensed financial statements.

5

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirteen weeks ended April 2, 2022	Thirteen weeks ended April 3, 2021

Cash (used in) provided by operating activities, net	$(109)	$987

Net (decrease) increase in cash	(109)	987

Cash at beginning of period	1,698	1,459

Cash at end of period	$1,589	$2,446

Supplemental cash flow information:
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended April 2, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	April 2, 2022	January 1, 2022
Finished products	$1,440	$1,218
Raw materials and packaging	972	656
	$2,412	$1,874

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

Note 5: Earnings Per Share

Fully diluted earnings per common share have been computed by dividing earnings by the weighted average number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion of a convertible note as of April 3, 2021. The convertible note for 282,486 shares was included in the calculation of fully diluted earnings for the thirteen weeks ended April 3, 2021. The note was repaid in full on December 22, 2021.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended April 2, 2022	Thirteen Weeks Ended April 3, 2021
Net income, numerator, basic computation	$205	$80
Interest expense	—	6
Net income, numerator, diluted computation	205	86

Weighted average shares - denominator basic computation	5,154	5,154
Effect of convertible note	—	282
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,436
Earnings per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2022 or 2021 and no options were outstanding as of April 2, 2022 and January 1, 2022.

Note 7: Notes Payable

Small Business Administration (SBA) Loan

On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 2, 2021 and the loan would have expired on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven free of taxation. The Company recorded forgiveness of debt income of $165 in the thirteen weeks ended April 2, 2022 as SBA loan forgiveness on the condensed statement of operations.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive Officer, provided the Company with a loan of $500. The loan was extended until December 31, 2021 and was, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share. Interest expense incurred to the related party was $25 for both fiscal years ended January 1, 2022 and January 2, 2021. On December 22, 2021, the entire loan of $500 plus accrued interest of $25 was paid by the Company to Mr. Mintz’s estate.

Note 8: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021

Americas	$3,285	$2,979
Europe	-	20
Asia Pacific and Africa	-	94
Middle East	178	57
	$3,463	$3,150

Approximately 90% and 91% of the Americas revenue in the 2022 and the 2021 periods, respectively, is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Frozen desserts and foods	$547	$430
Vegan cheese products	2,916	2,720
	$3,463	$3,150

Note 9: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $20 in the thirteen weeks ended April 2, 2022 and the thirteen weeks ended April 3, 2021. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $95 for the thirteen weeks ended April 2, 2022 and $112 for the thirteen weeks ended April 3, 2021.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease. The current portion of lease liabilities is included in accrued expenses on the condensed balance sheets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 29, 2018 of 5.5% for all leases that commenced prior to that date.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	April 2, 2022	January 1, 2022
Operating lease right-of-use assets	$175	$203

Current portion of lease liabilities	123	123
Operating lease liabilities	65	95
Total lease liability	$188	$218

Weighted average remaining lease term (in years)	2.8	3.0
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of April 2, 2022 are as follows:

As of
April 2, 2022
2022 (remaining)	$84
2023	110
Total future minimum lease payments	194
Present value adjustment	6
Total	$188

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

Critical Accounting Estimates

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

The severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities are currently operating normally, and the pandemic has not constrained any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short-term supply issues related to COVID-19. Additionally, we are currently experiencing longer lead times in receiving certain ingredients and packaging. We anticipate that these longer lead times will persist for the balance of 2022. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. Additionally, our freight costs have increased substantially due to a driver shortage caused by COVID-19 and a significant increase in fuel costs. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we have initiated a series of sales price increases commencing in the fourth quarter of 2021 and continuing into the first quarter of 2022 to help offset these cost increases.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $2,075,000 as of May 9, 2022 has improved since our fiscal year end January 1, 2022.

Results of Operations

Thirteen Weeks Ended April 2, 2022 Compared with Thirteen Weeks Ended April 3, 2021

Net sales for the thirteen weeks ended April 2, 2022 increased by $313,000, or 10%, to $3,463,000, from net sales of $3,150,000 for the thirteen weeks ended April 3, 2021. Sales of our vegan cheese products increased to $2,916,000 in the 2022 period from $2,720,000 in the 2021 period. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, increased to $547,000 in the thirteen weeks ended April 2, 2022 from $430,000 for the thirteen weeks ended April 3, 2021. We anticipate an increase in sales dollars over the balance of the current fiscal year as our prices increases take full effect.

Our gross profit decreased to $857,000 in the period ended April 2, 2022 from $1,001,000 in the period ended April 3, 2021. Our gross profit percentage was 25% for the period ending April 2, 2022 compared to 32% for the period ending April 3, 2021. The decrease in both our gross profit and gross profit percentage were caused by the substantial increases in certain ingredients and freight expense.

Freight out expense, a significant part of our cost of sales, increased by $91,000, or 40%, to $318,000 for the thirteen weeks ended April 2, 2022 compared with $227,000 for the thirteen weeks April 3, 2021. Freight out expense was 9% of sales for the thirteen weeks ended April 2, 2022 compared to 7% of sales for the thirteen weeks ended April 3, 2021. The increase in freight out expenses was due to the increase in sales, but primarily due to the increases in shipping costs due to the large increase in the cost of fuel and the unavailability of trucks. We anticipate that our freight out expense will continue at the current higher rate for the balance of 2022.

Selling expenses decreased by $59,000, or 18%, to $264,000 for the thirteen weeks ended April 2, 2022 from $323,000 for the thirteen weeks ended April 3, 2021. This decrease was primarily attributable to decreases in payroll expense of $18,000, outside warehouse rental expense of $17,000, and commission expense of $22,000. We anticipate our selling expenses for 2022 will remain below the level of selling expenses in 2021. The decrease in commission expense is due to lower cash collections in the current period. Commissions to our brokers are paid upon cash receipts. The reduction in payroll expense was due to one less employee in sales in the current period.

Marketing expenses increased by $86,000, or 123%, to $156,000 for the thirteen weeks ended April 2, 2022 from $70,000 for the thirteen weeks ended April 3, 2021. The increase was primarily due to increases in promotions expense of $55,000, artwork and plates expense of $19,000, and advertising expense of $9,000, We anticipate that our marketing expenses for the balance of the year will be lower than the first quarter of 2022, as the increase in promotion expense during the first quarter was a one time event.

Product development costs, which consist principally of salary expenses and laboratory costs, increased by $1,000, or 3%, to $40,000 for the thirteen weeks ended April 2, 2022 from $39,000 for the thirteen weeks ended April 3, 2021.

General and administrative expenses decreased by $110,000, or 25%, to $337,000 for the thirteen weeks ended April 2, 2022 from $447,000 for the thirteen weeks ended April 3, 2021, primarily due to decreases in payroll expense of 103,000, travel, entertainment and auto expenses of $12,000, and professional fees and outside services expense of $15,000, which were partially offset by an increase in public relations expense of $30,000. The decrease in payroll expense was due to no salary being paid to Mr. Mintz this period compared to the same period in the prior year.

Income tax expense was $20,000 for the thirteen weeks ended April 2, 2022 and $36,000 for the thirteen weeks ended April 3, 2021 resulting from the lower taxable income during the thirteen weeks ended April 2, 2022 compared to the thirteen weeks ended April 3, 2021.

Liquidity and Capital Resources

As of April 2, 2022, we had approximately $1,589,000 in cash and our working capital was approximately $4,551,000, compared with approximately $1,698,000 in cash and working capital of $4,326,000 at January 1, 2022.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our former Chairman and Chief Executive Officer, provided our company with a convertible loan of $500,000. On December 22, 2021, the loan balance of $500,000 plus accrued interest of $25,000 was paid by the Company to Mr. Mintz’s estate.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 3,2021	Thirteen Weeks ended April 3, 2021
Net cash (used in) provided by operating activities	$(109,000)	$987,000

Net cash used in operating activities for the thirteen weeks ended April 2, 2022 was $109,000 compared to $987,000 provided by operating activities for the thirteen weeks ended April 3, 2021. Net cash used in operating activities for the thirteen weeks ended April 2, 2022 was primarily a result of SBA loan forgiveness of $165,000, an increase in accounts receivable of $81,000 and an increase in inventories of $538,000, offset by our net income of $205,000, an increase in accounts payable and accrued expenses of $384,000, an increase in income taxes payable of $16,000, and a decrease in prepaid expenses and other current assets of $53,000.

We believe our existing cash on hand at April 2, 2022, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of April 2, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of April 2, 2022, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as April 2, 2022.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of April 2, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of four persons at April 2, 2022.

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

Date: May 17, 2022

