Form 10-Q
period 2022-07-02
TOFUTTI BRANDS INC
filed 2022-08-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 16, 2022 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	July 2, 2022	January 1, 2022
Assets
Current assets:
Cash	$1,176	$1,698
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $465 and $435, respectively	1,122	1,336
Inventories	2,574	1,874
Prepaid expenses and other current assets	41	98
Total current assets	4,913	5,006

Operating lease right-of-use assets	147	203
Deferred tax assets	174	112
Other assets	19	21
Total assets	$5,253	$5,342

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$—	$165
Income taxes payable	43	46
Accounts payable	231	122
Accrued expenses	380	347
Total current liabilities	654	680

Operating lease liabilities	35	95
Total liabilities	689	775

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	207	207
Retained earnings	4,305	4,308
Total stockholders’ equity	4,564	4,567
Total liabilities and stockholders’ equity	$5,253	$5,342

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended July 2, 2022	Thirteen weeks ended July 3, 2021	Twenty-six weeks ended July 2, 2022	Twenty-six weeks ended July 3, 2021

Net sales	$2,979	$3,027	$6,442	$6,177
Cost of sales	2,454	2,269	5,060	4,418
Gross profit	525	758	1,382	1,759

Operating expenses:
Selling and warehouse	309	303	573	627
Marketing	111	66	267	135
Research and development	42	36	82	75
General and administrative	349	319	686	766
	811	724	1,608	1,603

Income (loss) from operations	(286)	34	(226)	156

Other income:
SBA loan forgiveness	—	—	165	—

Income (loss)before interest expense and income taxes	(286)	34	(61)	156
Interest expense	—	6	—	12
(Loss) income before income tax	(286)	28	(61)	144
Income tax expense (benefit)	(78)	—	(58)	36

Net income (loss)	$(208)	$28	$(3)	$108

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,436	5,154	5,436

Earnings (loss) per common share:
Basic	$(0.04)	$0.01	$(0.00)	$0.02
Diluted	$(0.04)	$0.01	$(0.00)	$0.02

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and twenty-six weeks ended July 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2022	$52	$207	$4,308	$4,567
Net income	—	—	205	205
April 2, 2022	$52	$207	$4,513	$4,772

Net loss	—	—	(208)	(208)
July 2, 2022	$52	$207	$4,305	$4,564

	Thirteen and twenty-six weeks ended July 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 2, 2021	$52	$207	$4,165	$4,424
Net income	—	—	80	80
April 3, 2021	52	207	4,245	4,504

Net income	—	—	28	28
July 3, 2021	$52	$207	$4,273	$4,532

See accompanying notes to unaudited condensed financial statements.

5

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Twenty-six weeks ended July 2, 2022	Twenty-six weeks ended July 3, 2021

Cash (used in) provided by operating activities, net	$(522)	$610

Net (decrease) increase in cash	(522)	610

Cash at beginning of period	1,698	1,459

Cash at end of period	$1,176	$2,069

Supplemental cash flow information:
Income taxes paid	$—	$120
Interest paid	$—	$12

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six-week period ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	July 2, 2022	January 1, 2022
Finished products	$1,334	$1,218
Raw materials and packaging	1,240	656
	$2,574	$1,874

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

Note 5: Earnings (Loss) Per Share

Fully diluted earnings (loss) per common share have been computed by dividing earnings by the weighted average number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion of a convertible note as of July 3, 2021. The convertible note for 282,486 shares was included in the calculation of fully diluted earnings for the thirteen and twenty-six weeks ended July 3, 2021. The note was repaid in full on December 22, 2021. There are no dilutive shares issuable in either the thirteen or twenty-six week periods ended July 2, 2022 .

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended July 2, 2022	Thirteen weeks ended July 3, 2021	Twenty-six weeks ended July 2, 2022	Twenty-six weeks ended July 3, 2021
Net income (loss), numerator, basic computation	$(208)	$28	$(3)	$108
Interest expense	—	6	—	12
Net income (loss), numerator, diluted computation	$(208)	$34	$(3)	$120

Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Effect of convertible note	—	282	—	282
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,436	5,154	5,436
Earnings (loss) per common share - basic	$(0.04)	$0.01	$(0.00)	$0.02
Earnings (loss) per common share - diluted	$(0.04)	$0.01	$(0.00)	$0.02

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2022 or 2021 and no options were outstanding as of July 2, 2022 and January 1, 2022.

Note 7: Notes Payable

Small Business Administration (SBA) Loan

On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 2, 2021 and the loan would have expired on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven free of taxation. The Company recorded forgiveness of debt income of $165 in the twenty-six weeks ended July 2, 2022 as SBA loan forgiveness on the unaudited condensed statement of operations.

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

Revenues by geographical region are as follows:

	Thirteen weeks ended July 2, 2022	Thirteen weeks ended July 3, 2021	Twenty-six weeks ended July 2, 2022	Twenty-six weeks ended July 3, 2021
Revenues by geography:
Americas	$2,780	$2,768	$6,065	$5,747
Europe	109	39	109	59
Asia Pacific and Africa	-	36	-	130
Middle East	90	184	268	241
	$2,979	$3,027	$6,442	$6,177

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Approximately 94% of the Americas’ revenue in 2022 and 2021 is attributable to sales in the United States in both the thirteen and twenty-six week periods. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen weeks ended July 2, 2022	Thirteen weeks ended July 3, 2021	Twenty-six weeks ended July 2, 2022	Twenty-six weeks ended July 3, 2021
Frozen desserts and foods	$453	$530	$1,000	$960
Cheeses	2,526	2,497	5,442	5,217
	$2,979	$3,027	$6,442	$6,177

Note 9: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $20 for the thirteen weeks ended July 2, 2022 and July 3, 2021. Rent expense was $40 for the twenty-six weeks ended July 2, 2022 and July 3, 2021. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $96 for the thirteen weeks ended July 2, 2022 and $137 for the thirteen weeks ended July 3, 2021 and $191 for the twenty-six weeks ended July 2, 2022 and $249 for the twenty-six weeks ended July 3, 2021.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease. The current portion of lease liabilities is included in accrued expenses on the condensed balance sheets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. At the time of adoption of Topic 842, the Company used the incremental borrowing rate of 5.5% for all leases that commenced prior to that date.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	July 2, 2022	January 1, 2022
Operating lease right-of-use assets	$147	$203

Current portion of lease liabilities	123	123
Operating lease liabilities	35	95
Total lease liability	$158	$218

Weighted average remaining lease term (in years)	2.6	3.0
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of July 2, 2022 are as follows:

As of
July 2, 2022
2022 (remaining)	$54
2023	110
Total future minimum lease payments	164
Less: Present value adjustment	(6)
Total	$158

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

The severity of the pandemic and the future uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have negatively affected certain aspects of our operations. All of our co-packing facilities are currently operating normally, and the pandemic has not constrained any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short-term supply issues related to COVID-19. Additionally, we are currently experiencing longer lead times in receiving certain ingredients and packaging. We anticipate that these longer lead times will persist for the balance of 2022. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. However, our freight costs have increased substantially due to a driver shortage caused by COVID-19 and a significant increase in fuel costs. Fuel costs have continued to increase substantially due to record high petroleum costs caused by the current unsettled world political situation. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we initiated a series of sales price increases commencing in the fourth quarter of 2021 and continuing into the first quarter of 2022 to help offset these cost increases. As these costs have either continued to increase, or have remained at their high historic levels, we have been forced to implement further price increases to our customers which will become effective during the fourth quarter of the current year.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices. Our cash position is $1,283,292 as of August 8, 2022 as compared to our fiscal year end January 1, 2022 balance of $1,698,000

Results of Operations

Thirteen Weeks Ended July 2, 2022 Compared with Thirteen Weeks Ended July 3, 2021

Net sales for the thirteen weeks ended July 2, 2022 decreased by $48,000, or 2%, to $2,979,000, from net sales of $3,027,000 for the thirteen weeks ended July 3, 2021. Sales of our vegan cheese products increased slightly to $2,526,000 in the thirteen weeks ended July 2, 2022 from $2,497,000 in the thirteen weeks ended July 3, 2021. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, decreased to $453,000 in the thirteen weeks ended July 2, 2022 from $530,000 for the thirteen weeks ended July 3, 2021. We anticipate an increase in sales dollars over the balance of the current fiscal year as the price increases we implemented take effect.

Our gross profit decreased significantly to $525,000 for the thirteen weeks ended July 2, 2022 from $758,000 for the thirteen weeks ended July 3, 2021. Our gross profit percentage was 18% for the thirteen weeks ending July 2, 2022 compared to 25% for the thirteen weeks ending July 3, 2021. The decrease in both our gross profit and gross profit percentage were caused by the substantial increases in certain ingredients and freight expense. These substantial cost increases were due primarily to the lingering supply chain issues caused by the Covid-19 pandemic and the record high cost of petroleum. Besides causing substantial increases in our freight expenses, the high cost of petroleum has also directly impacted the costs of certain ingredients and packaging such as the plastic packaging we use for our spreadable cheese products. Our gross profit dollars and gross profit percentage were also negatively impacted by an increase in our sales promotion and allowance expenses to $403,000 in the second quarter of this year as compared to $336,000 in the second quarter of prior fiscal year. We anticipate that our gross profit dollars and gross profit percentage will continue to be negatively affected for the balance of fiscal year 2022.

Freight out expense, a significant part of our cost of sales, increased by $53,000, or 20%, to $324,000 for the thirteen weeks ended July 2, 2022 compared with $271,000 for the thirteen weeks July 3, 2021. Freight out expense was 11% of sales for the thirteen weeks ended July 2, 2022 compared to 9% of sales for the thirteen weeks ended July 3, 2021. The increase in freight out expenses was primarily due to the increases in shipping costs due to the large increase in the cost of fuel and the unavailability of trucks and drivers. We anticipate that our freight out expense will continue at the current higher rate for the balance of 2022.

Selling expenses increased slightly by $6,000, or 2%, to $309,000 for the thirteen weeks ended July 2, 2022 from $303,000 for the thirteen weeks ended July 3, 2021. The increase was due to an increase in meetings and conventions of $20,000, commissions expense of $20,000, and travel, entertainment and auto expense of $12,000 which were partially offset by a decrease in outside warehouse rental expense of $41,000. We anticipate that our selling expenses will remain unchanged for the remainder of 2022.

Marketing expenses increased by $45,000, or 68%, to $111,000 for the thirteen weeks ended July 2, 2022 from $66,000 for the thirteen weeks ended July 3, 2021. The increase was primarily due to increases in artwork and plates expense of $54,000, advertising expense of $3,000, marketing materials of $6,000  and promotion expense of $17,000. The increase in artwork and plate expense was due to a complete redesign of all the Company’s packaging. We anticipate that our marketing expenses for the balance of the year will be higher that the corresponding periods in fiscal year 2021.

Product development costs, which consist principally of salary expenses and laboratory costs, increased slightly by $6,000, or 17%, to $42,000 for the thirteen weeks ended July 2, 2022 from $36,000 for the thirteen weeks ended July 3, 2021. We anticipate our product development costs to continue at a slightly lower level than the corresponding 2021 periods

General and administrative expenses increased by $30,000, or 9%, to $349,000 for the thirteen weeks ended July 2, 2022 from $319,000 for the thirteen weeks ended July 3, 2021, primarily due to increases in payroll expense of 47,000, and public relations expense of $15,000, which were partially offset by decreases in IT expense of $13,000 and travel, entertainment, and auto expense of $9,000. We anticipate our general and administrative expense for the remaining periods in 2022 will approximate the same levels as in the corresponding 2021 periods.

Income tax benefit was $78,000 for the thirteen weeks ended July 2, 2022 and $0 for the thirteen weeks ended July 3, 2021 resulting from the lower taxable income during the thirteen weeks ended July 2, 2022 compared to the thirteen weeks ended July 3, 2021.

Twenty Six Weeks Ended July 2, 2022 Compared with Twenty Six Weeks Ended July 3, 2021

Net sales for the twenty-six weeks ended July 2, 2022 increased by $265,000, or 4%, to $6,442,000, from net sales of $6,177,000 for the twenty-six weeks ended July 3, 2021. Sales of our vegan cheese products increased to $5,442,000 in the twenty-six weeks ended July 2, 2022 from $5,217,000 in the twenty-six weeks ended July 3, 2021. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, increased to $1,000,000 in the twenty-six weeks ended July 2, 2022 from $960,000 for the twenty-six weeks ended July 3, 2021.

Our gross profit decreased to $1,382,000 in the twenty-six weeks ended July 2, 2022 from $1,759,000 in the twenty-six weeks ended July 3, 2021. Our gross profit percentage was 21% for the twenty-six weeks ending July 2, 2022 compared to 28% for the twenty-six weeks ending July 3, 2021. The decrease in both our gross profit and gross profit percentage were caused by the substantial increases in certain ingredients and freight expense. These substantial cost increases were due primarily to the lingering supply chain issues caused by the Covid-19 pandemic and the record high cost of petroleum. Besides causing substantial increases in our freight expenses, the high cost of petroleum has also directly impacted the costs of certain ingredients and packaging such as the plastic packaging we use for our spreadable cheese product.

Freight out expense, a significant part of our cost of sales, increased by $145,000, or 29%, to $643,000 for the twenty-six weeks ended July 2, 2022 compared with $498,000 for the twenty-six weeks July 3, 2021. Freight out expense was 10% of sales for the twenty-six weeks ended July 2, 2022 compared to 8% of sales for the twenty-six weeks ended July 3, 2021. The increase in freight out expenses was due to the increase in sales, but primarily due to the increases in shipping costs due to the large increase in the cost of fuel and the unavailability of trucks.

Selling expenses decreased by $54,000, or 9%, to $573,000 for the twenty-six weeks ended July 2, 2022 from $627,000 for the twenty-six weeks ended July 3, 2021. This decrease was primarily attributable to decreases in payroll expense of $24,000 and outside warehouse rental expense of $59,000, which were offset by increases in meetings and convention expense of $20,000 and travel, entertainment, and auto expense of $18,000.

Marketing expenses increased by $132,000, or 98%, to $267,000 for the twenty-six weeks ended July 2, 2022 from $135,000 for the twenty-six weeks ended July 3, 2021. The increase was primarily due to increases in promotions expense of $38,000, artwork and plates expense of $13,000, and advertising expense of $3,000.

Product development costs, which consist principally of salary expenses and laboratory costs, increased by $7,000, or 9%, to $82,000 for the twenty-six weeks ended July 2, 2022 from $75,000 for the twenty-six weeks ended July 3, 2021, primarily due to the increase in professional fees and outside services of $22,000 which was partially offset by a decrease in lab costs and supplies of $9,000.

General and administrative expenses decreased by $80,000, or 10%, to $686,000 for the twenty-six weeks ended July 2, 2022 from $766,000 for the twenty-six weeks ended July 3, 2021, primarily due to decreases in payroll expense of $56,000, professional fees and outside services expense of $15,000, and travel, entertainment, and auto expense of $20,000 which were partially offset by an increase in public relations expense of $45,000. The decrease in payroll expense was due to no salary being paid to Mr. Mintz this period compared to the same period in the prior year.

Income tax benefit was $58,000 for the twenty-six weeks ended July 2, 2022 and income tax expense was $36,000 for the twenty-six weeks ended July 3, 2021 resulting from the lower taxable income during the twenty-six weeks ended July 2, 2022 compared to the twenty-six weeks ended July 3, 2021.

Liquidity and Capital Resources

As of July 2, 2022, we had approximately $1,176,000 in cash and our working capital was approximately $4,259,000, compared with approximately $1,698,000 in cash and working capital of $4,326,000 at January 1, 2022.

In order to provide our company with additional working capital, on January 6, 2016, David Mintz, our former Chairman and Chief Executive Officer, provided our company with a convertible loan of $500,000. On December 22, 2021, the loan balance of $500,000 plus accrued interest of $25,000 was paid by the Company to Mr. Mintz’s estate.

The following table summarizes our cash flows for the periods presented:

	Twenty-six weeks ended July 2, 2022	Twenty-six weeks ended July 3, 2021
Net cash (used in) provided by operating activities	$(522,000)	$610,000

Net cash used in operating activities for the thirteen weeks ended July 2, 2022 was $522,000 compared to $610,000 provided by operating activities for the thirteen weeks ended July 3, 2021. Net cash used in operating activities for the twenty-six weeks ended July 2, 2022 was primarily a result of a net loss of $3,000, SBA loan forgiveness of $165,000, an increase in inventories of $700,000, deferred taxes of $62,000 and a non-cash lease expense of $4,000, offset by a decrease in accounts receivable of $199,000, an increase in accounts payable and accrued expenses of $140,000, and a decrease in prepaid expenses and other current assets of $57,000. The significant increase in inventories during the period is due to management’s decision to purchase certain key ingredients in advance of production needs to ensure an adequate supply and to prevent future production disruptions.

We believe our existing cash on hand at July 2, 2022, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. However, beginning in 2022, due to substantial increases in ingredient, packaging, freight, and co-packing expenses, we are now experiencing negative effects on our operations from inflation. While we do believe that certain of these costs and expenses will return to their previous lower levels, there is no assurance that they will do so. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of July 2, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of July 2, 2022, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as July 2, 2022.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of July 2, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of four persons at July 2, 2022.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended January 1, 2022.

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

Date: August 16, 2022

