Form 10-Q
period 2022-10-01
TOFUTTI BRANDS INC
filed 2022-11-15
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of November 15, 2022 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	October 1, 2022	January 1, 2022
Assets
Current assets:
Cash	$965	$1,698
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $480 and $435, respectively	1,175	1,336
Inventories	2,694	1,874
Prepaid expenses and other current assets	56	98
Total current assets	4,890	5,006

Operating lease right-of-use assets	119	203
Deferred tax assets	245	112
Other assets	19	21
Total assets	$5,273	$5,342

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$—	$165
Income taxes payable	42	46
Accounts payable	359	122
Accrued expenses	495	347
Total current liabilities	896	680

Operating lease liabilities	5	95
Total liabilities	901	775

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	207	207
Retained earnings	4,113	4,308
Total stockholders’ equity	4,372	4,567
Total liabilities and stockholders’ equity	$5,273	$5,342

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended October 1, 2022	Thirteen weeks ended October 2, 2021	Thirty-nine weeks ended October 1, 2022	Thirty-nine weeks ended October 2, 2021

Net sales	$2,896	$3,356	$9,338	$9,533
Cost of sales	2,469	2,538	7,526	6,956
Gross profit	427	818	1,812	2,577

Operating expenses:
Selling and warehouse	261	282	834	909
Marketing	103	38	370	173
Research and development	26	24	108	99
General and administrative	298	331	987	1,097
	688	675	2,299	2,278

Income (loss) from operations	(261)	143	(487)	299

Other income:
SBA loan forgiveness	—	—	165	—

Income (loss)before interest expense and income taxes	(261)	143	(322)	299
Interest expense	—	7	—	19
(Loss) income before income tax	(261)	136	(322)	280
Income tax expense (benefit)	(69)	16	(127)	52

Net income (loss)	$(192)	$120	$(195)	$228

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,436	5,154	5,154

Earnings (loss) per common share:
Basic	$(0.04)	$0.02	$(0.04)	$0.04
Diluted	$(0.04)	$0.02	$(0.04)	$0.04

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and thirty-nine weeks ended October 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2022	$52	$207	$4,308	$4,567
Net income	—	—	205	205
April 2, 2022	$52	$207	$4,513	$4,772

Net loss	—	—	(208)	(208)
July 2, 2022	$52	$207	$4,305	$4,564

Net loss	—	—	(192)	(192)
October 1, 2022	$52	$207	$4,113	$4,372

	Thirteen and thirty-nine weeks ended October 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 2, 2021	$52	$207	$4,165	$4,424
Net income	—	—	80	80
April 3, 2021	$52	$207	$4,245	$4,504

Net income	—	—	28	28
July 3, 2021	$52	$207	$4,273	$4,532

Net income	—	—	120	120
October 2, 2021	$52	$207	$4,393	$4,652

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirty-nine weeks ended October 1, 2022	Thirty-nine weeks ended October 2, 2021

Cash (used in) provided by operating activities, net	$(733)	$1,500

Cash provided by investing activities, net	—	50

Net (decrease) increase in cash	(733)	1,550

Cash at beginning of period	1,698	1,459

Cash at end of period	$965	$3,009

Supplemental cash flow information:
Income taxes paid	$—	$120

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and thirty-nine-week period ended October 1, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	October 1, 2022	January 1, 2022
Finished products	$1,443	$1,218
Raw materials and packaging	1,251	656
	$2,694	$1,874

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

During the thirteen and thirty-nine weeks ended October 1, 2022, the Company recognized an income tax benefit of $69 and $127, respectively, as a result of the losses recognized in each period that were not covered by the Company’s valuation allowance.

Note 5: Earnings (Loss) Per Share

Fully diluted earnings (loss) per common share have been computed by dividing earnings by the weighted average number of common shares outstanding, which would account for a potential 282,486 shares to be issued upon conversion of a convertible note as of October 2, 2021. The convertible note for 282,486 shares was included in the calculation of fully diluted earnings for the thirteen and thirty-nine weeks ended October 2, 2021. The note was repaid in full on December 22, 2021. No dilutive shares were issuable in either the thirteen or thirty-nine week periods ended October 1, 2022.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended October 1, 2022	Thirteen weeks ended October 2, 2021	Thirty-nine weeks ended October 1, 2022	Thirty-nine weeks ended October 2, 2021
Net income (loss), numerator, basic computation	$(192)	$120	$(195)	$228
Interest expense	—	7	—	—
Net income (loss), numerator, diluted computation	$(192)	$127	$(195)	$228

Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Effect of convertible note	—	282	—	—
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,436	5,154	5,154
Earnings (loss) per common share - basic	$(0.04)	$0.02	$(0.04)	$0.04
Earnings (loss) per common share - diluted	$(0.04)	$0.02	$(0.04)	$0.04

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2022 or 2021 and no options were outstanding as of October 1, 2022 and January 1, 2022.

Note 7: Notes Payable

Small Business Administration (SBA) Loan

On May 2, 2020, the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 2, 2021 and the loan was scheduled to expire on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven free of taxation. The Company recorded forgiveness of debt income of $165 in the thirty-nine weeks ended October 1, 2022 as SBA loan forgiveness on the unaudited condensed statement of operations.

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

Revenues by geographical region are as follows:

	Thirteen weeks ended October 1, 2022	Thirteen weeks ended October 2, 2021	Thirty-nine weeks ended October 1, 2022	Thirty-nine weeks ended October 2, 2021
Revenues by geography:
Americas	$2,688	$3,221	$8,753	$8,968
Europe	40	105	149	164
Asia Pacific and Africa	53	—	53	130
Middle East	115	30	383	271
	$2,896	$3,356	$9,338	$9,533

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Approximately 94% of the Americas’ revenue in both the thirteen and thirty-nine week periods in 2022 and 2021 is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen weeks ended October 1, 2022	Thirteen weeks ended October 2, 2021	Thirty-nine Weeks ended October 1, 2022	Thirty-nine Weeks ended October 2, 2021
Frozen desserts and foods	$562	$540	$1,562	$1,500
Cheeses	2,334	2,816	7,776	8,033
	$2,896	$3,356	$9,338	$9,533

Note 9: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $21 for the thirteen weeks ended October 1, 2022 and October 2, 2021. Rent expense was $61 for the thirty-nine weeks ended October 1, 2022 and October 2, 2021. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $72 for the thirteen weeks ended October 1, 2022 and $115 for the thirteen weeks ended October 2, 2021 and $263 for the thirty-nine weeks ended October 1, 2022 and $364 for the thirty-nine weeks ended October 2, 2021.

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

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	October 1, 2022	January 1, 2022
Operating lease right-of-use assets	$119	$203

Current portion of lease liabilities	123	123
Operating lease liabilities, net of current portion	5	95
Total lease liability	$128	$218

Weighted average remaining lease term (in years)	2.3	3.0
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of October 1, 2022 are as follows:

As of
October 1, 2022
2022 (remaining)	$24
2023	110
Total future minimum lease payments	134
Less: Present value adjustment	6
Total	$128

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

Recent Developments

An outbreak of an infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. This outbreak resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, prolonged quarantines, order cancellations, supply chain disruptions, increased costs for raw materials, lower consumer demand, and other significant economic impacts, as well as general concern and uncertainty.

The severity of the pandemic and the future uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have negatively affected certain aspects of our operations. All of our co-packing facilities are currently operating normally, and the pandemic has not constrained any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short-term supply issues related to COVID-19. Additionally, we are currently experiencing longer lead times in receiving certain ingredients and packaging. We anticipate that these longer lead times will persist for the balance of 2022. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. However, our freight costs have increased substantially due to a driver shortage caused by COVID-19 and a significant increase in fuel costs. Fuel costs have continued to increase substantially due to record high petroleum costs caused by the current unsettled world political situation. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we initiated a series of sales price increases commencing in the fourth quarter of 2021 and continuing into the first quarter of 2022 to help offset these cost increases. As these costs have either continued to increase, or have remained at their high historic levels, we have been forced to implement further price increases which will become effective during the fourth quarter of the current year.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices. Our cash position is $1,365,000 as of November 8, 2022 as compared to our fiscal year end January 1, 2022 balance of $1,698,000

Results of Operations

Thirteen Weeks Ended October 1, 2022 Compared with Thirteen Weeks Ended October 2, 2021

Net sales for the thirteen weeks ended October 1, 2022 decreased by $460,000, or 14%, to $2,896,000, from net sales of $3,356,000 for the thirteen weeks ended October 2, 2021. Sales of our vegan cheese products decreased to $2,334,000 in the thirteen weeks ended October 1, 2022 from $2,816,000 in the thirteen weeks ended October 2, 2021, due to the timing of cheese promotions that occurred last year. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, increased slightly to $562,000 in the thirteen weeks ended October 1, 2022 from $540,000 for the thirteen weeks ended October 2, 2021.

Our gross profit decreased significantly to $427,000 for the thirteen weeks ended October 1, 2022 from $818,000 for the thirteen weeks ended October 2, 2021, due partially to the reduction in sales. Our gross profit percentage was 15% for the thirteen weeks ending October 1, 2022 compared to 24% for the thirteen weeks ending October 2, 2021. The decrease in both our gross profit and gross profit percentage were primarily caused by the substantial increases in the costs for certain ingredients, especially soybean oil. These substantial cost increases were due primarily to the lingering supply chain issues caused by the Covid-19 pandemic and the record high cost of petroleum. The high cost of petroleum has also directly impacted the costs of certain ingredients and packaging such as the plastic packaging we use for our spreadable cheese products. While the costs of some of these key ingredients have recently started to decline, we anticipate that our gross margin and gross margin percentage will continue to be negatively impacted into fiscal year 2023.

Freight out expense, a significant part of our cost of sales, decreased by $59,000, or 20%, to $218,000 for the thirteen weeks ended October 1, 2022 compared with $277,000 for the thirteen weeks October 2, 2021. Freight out expense was 8% of sales for the thirteen weeks ended October 1, 2022 compared to 8% of sales for the thirteen weeks ended October 2, 2021. While actual freight expense declined for the current quarter, it was due to more customers picking up their orders due to the additional pickup allowances we offer. The availability of trucks is still limited and the actual cost of shipping is still at the same high cost from the first half of 2022.

Selling expenses decreased by $21,000, or 7%, to $261,000 for the thirteen weeks ended October 1, 2022 from $282,000 for the thirteen weeks ended October 2, 2021. The decrease was due to decreases in outside warehouse rental expense of $40,000 and commission expense of $13,000, which were partially offset by increases in meeting and convention expense of $22,000 and messenger expense of $5,000.

Marketing expenses increased by $65,000, or 171%, to $103,000 for the thirteen weeks ended October 1, 2022 from $38,000 for the thirteen weeks ended October 2, 2021. The increase was primarily due to increases in point of sale materials expense of $24,000 and advertising expenses of $12,000, and an increase in promotion expenses of $21,000. We anticipate that our marketing expenses for the balance of the year will be higher that the corresponding period in fiscal year 2021.

Product development costs, which consist principally of salary expenses and laboratory costs, increased slightly by $2,000, or 8%, to $26,000 for the thirteen weeks ended October 1, 2022 from $24,000 for the thirteen weeks ended October 2, 2021. We anticipate our product development costs for the balance of the year will continue at a similar level as those for the 2021 period.

General and administrative expenses decreased by $33,000, or 9%, to $298,000 for the thirteen weeks ended October 1, 2022 from $331,000 for the thirteen weeks ended October 2, 2021, primarily due to a decrease in professional fees and outside services expense of $33,000, a decrease in loss incurred on the sale of assets of $36,000, and a decrease on franchise tax expenses of $7,000, which were partially offset by increases in payroll expense of $24,000, and general insurance expense of $15,000. We anticipate our general and administrative expense for the remaining period in 2022 will approximate the same level as in the corresponding 2021 period.

Income tax benefit was $69,000 for the thirteen weeks ended October 1, 2022 and income tax expense was $16,000 for the thirteen weeks ended October 2, 2021. The income tax benefit resulted from the lower taxable income during the thirteen weeks ended October 1, 2022 compared to the thirteen weeks ended October 2, 2021.

Thirty-Nine Weeks Ended October 1, 2022 Compared with Thirty-Nine Weeks Ended October 2, 2021

Net sales for the thirty-nine weeks ended October 1, 2022 decreased by $195,000, or 2%, to $9,338,000, from net sales of $9,533,000 for the thirty-nine weeks ended October 2, 2021. Sales of our vegan cheese products decreased by $257,000 to $7,776,000 in the thirty-nine weeks ended October 1, 2022 from $8,033,000 in the thirty-nine weeks ended October 2, 2021. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, increased to $1,562,000 in the thirty-nine weeks ended October 1, 2022 from $1,500,000 for the thirty-nine weeks ended October 2, 2021.

Our gross profit decreased to $1,812,000 in the thirty-nine weeks ended October 1, 2022 from $2,577,000 in the thirty-nine weeks ended October 2, 2021. Our gross profit percentage was 19% for the thirty-nine weeks ending October 1, 2022 compared to 27% for the thirty-nine weeks ending October 2, 2021. The decrease in both our gross profit and gross profit percentage were caused by the substantial increases in certain ingredients and freight expenses. These substantial cost increases were due primarily to the lingering supply chain issues caused by the Covid-19 pandemic and the record high cost of petroleum. Besides causing substantial increases in our freight expenses, the high cost of petroleum has also directly impacted the costs of certain ingredients and packaging such as the plastic packaging we use for our spreadable cheese products.

Freight out expense, a significant part of our cost of sales, increased by $86,000, or 11%, to $861,000 for the thirty-nine weeks ended October 1, 2022 compared with $775,000 for the thirty-nine weeks October 2, 2021. Freight out expense was 9% of sales for the thirty-nine weeks ended October 1, 2022 compared to 8% of sales for the thirty-nine weeks ended October 2, 2021. The increase in freight out expenses was due to the increases in shipping costs due to the large increase in the cost of fuel and the unavailability of trucks.

Selling expenses decreased by $75,000, or 8%, to $834,000 for the thirty-nine weeks ended October 1, 2022 from $909,000 for the thirty-nine weeks ended October 2, 2021. This decrease was primarily attributable to decreases in payroll expense of $22,000, outside warehouse rental expense of $98,000, and commission expense of $15,000, which were offset by increases in meetings and convention expenses of $42,000 and travel, entertainment, and auto expenses of $20,000.

Marketing expenses increased by $197,000, or 114%, to $370,000 for the thirty-nine weeks ended October 1, 2022 from $173,000 for the thirty-nine weeks ended October 2, 2021. The increase was primarily due to increases in promotions expense of $59,000, artwork and plate expenses of $73,000, advertising expenses of $32,000, and point of sales material expense of $30,000. In 2022, we completed the rebranding of our product line and introduced new packaging for our products.

Product development costs increased by $9,000, or 9%, to $108,000 for the thirty-nine weeks ended October 1, 2022 from $99,000 for the thirty-nine weeks ended October 2, 2021, primarily due to the increase in professional fees and outside services of $28,000 which was partially offset by a decrease in lab costs and supplies of $9,000.

General and administrative expenses decreased by $110,000, or 10%, to $987,000 for the thirty-nine weeks ended October 1, 2022 from $1,097,000 for the thirty-nine weeks ended October 2, 2021, primarily due to decreases in payroll expense of $32,000, professional fees and outside services expense of $48,000, loss on the sale of asset of $36,000, equipment rental expense of $19,000, and travel, auto and entertainment expenses of $14,000, which were partially offset by an increase in public relations expense of $50,000 and an increase in general insurance expense of $9,000. The decrease in payroll expense was due to no salary being paid to Mr. Mintz this period compared to the same period in the prior year.

Income tax benefit was $127,000 for the thirty-nine weeks ended October 1, 2022 and income tax expense was $52,000 for the thirty-nine weeks ended October 2, 2021 resulting from the lower taxable income during the thirty-nine weeks ended October 1, 2022 compared to the thirty-nine weeks ended October 2, 2021.

Liquidity and Capital Resources

As of October 1, 2022, we had approximately $965,000 in cash and our working capital was approximately $3,994,000, compared with approximately $1,698,000 in cash and working capital of $4,326,000 at January 1, 2022. The decrease in cash is primarily due to the use of funds to purchase ingredients during the period, due to management’s decision to purchase certain key ingredients in advance of production needs to ensure an adequate supply and to prevent future production disruptions.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended October 1, 2022	Thirty-nine Weeks ended October 2, 2021
Net cash (used in) provided by operating activities	$(733,000)	$1,500,000
Net cash provided by investing activities	—	50,000
Net increase in cash and cash equivalents	(733,000)	1,550,000

Net cash used in operating activities for the thirteen weeks ended October 1, 2022 was $733,000 compared to $1,500,000 provided by operating activities for the thirteen weeks ended October 2, 2021. Net cash used in operating activities for the thirty-nine weeks ended October 1, 2022 was primarily a result of a net loss of $195,000, SBA loan forgiveness of $165,000, an increase in inventories of $820,000, deferred taxes of $133,000 and a non-cash lease expense of $6,000, offset by a decrease in accounts receivable of $146,000, an increase in accounts payable and accrued expenses of $385,000, and a decrease in prepaid expenses and other current assets of $42,000. The significant increase in inventories during the period is due to management’s decision to purchase certain key ingredients in advance of production needs to ensure an adequate supply and to prevent future production disruptions.

We believe our existing cash on hand at October 1, 2022, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during 2020 and 2021.However, beginning in 2022, due to substantial increases in ingredient, packaging, freight, and co-packing expenses, we are now experiencing negative effects on our operations from inflation. While we do believe that certain of these costs and expenses will return to their previous lower levels, there is no assurance that they will do so. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of October 1, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of October 1, 2022, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as October 1, 2022.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of October 1, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of four persons at October 1, 2022.

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

Date: November 15, 2022

