Form 10-K
period 2022-12-31
TOFUTTI BRANDS INC
filed 2023-03-31
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $4,794,953

As of March 31, 2023, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand plant-based, dairy free vegan frozen desserts, cheeses and other food products. TOFUTTI products are soy and other vegetable protein-based, plant-based, dairy free vegan products which contain no butterfat, cholesterol or lactose.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand plant-based, dairy free vegan frozen dessert and cheese products. All TOFUTTI products are plant-based, dairy free vegan, contain no butterfat or cholesterol and use soy and other vegetable proteins. Our products are 100% dairy free, but offer consumers the same texture and full-bodied taste as their dairy counterparts. Our cholesterol free products derive their fat from corn and palm oils, each naturally lower in saturated fat than dairy products. All of our products are completely vegan and our vegan cheese products are gluten free as well. In addition, all of our products are certified kosher-parve and all of our vegan cheese products are also certified halal.

We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered and principal executive office is located at 50 Jackson Drive, Cranford, New Jersey 07016. Our telephone number is 908-272-2400. Our internet website address is www.tofutti.com. The information on our website is not incorporated by reference into this annual report.

STRATEGY

Our objective is to be a leading provider of plant-based, dairy free vegan food products, primarily cheese products and frozen desserts, to supermarkets, health food stores, and food service customers in the United States and abroad. We intend to continue to introduce new plant-based products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

We focus our marketing efforts towards those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising and promotion, and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of dairy free, vegan, and kosher-parve products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line of plant-based, dairy free vegan products that use soy or other vegetable-based proteins. Our dairy free products include spreads, frozen desserts, and cheese slices.

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

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Safeway/Albertsons, Fred Meyer, DeMoulas/Market Basket, and Wakefern Food Corp. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales. Certain key domestic, kosher, and food service accounts and all international accounts are handled directly by us. Our products are also sold in approximately twelve other countries.

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

We currently distribute most of our products by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from where our customers are able to pick up their orders. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion. Currently, we use one warehouse in New jersey for our cheese products and one warehouse in Pennsylvania for our frozen desert products. We use one warehouse in northern California for both categories of products.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through approximately forty (40) distributors to the national health food market.

Our sales to health food accounts in fiscal 2022 increased to $6,527,000 from approximately $6,404,000 in fiscal 2021. Sales to health food accounts in fiscal 2022 and 2021 was 51% of total sales. Sales to foreign distributors decreased slightly to $1,572,000, or 12% of sales, in fiscal 2022, from $1,594,000, or 13% of sales, in fiscal 2021. Our sales to the kosher market decreased to $745,000 in fiscal 2022, from sales of approximately to $789,000 in fiscal 2021. Sales to kosher market markets in fiscal 2022 and 2021 were 6% of sales.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 31, 2022		Fiscal Year ended January 1, 2022
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Metropolitan New York	$2,391	19%	$2,368	19%
California	2,011	16%	1,934	15%
Midwest	1,854	14%	1,756	14%
Northwest	870	7%	832	7%
New England	870	7%	576	5%
Upstate New York	695	5%	574	5%
Mid-Atlantic	605	5%	793	6%
Southwest	598	5%	570	5%
Florida	442	3%	712	6%
Southeast	360	3%	410	3%
Rocky Mountains	286	2%	258	2%

During fiscal 2022, we shipped our products to distributors in Australia, Canada, Egypt, the UK, France, Israel, Mexico, and Panama. Sales to foreign distributors decreased slightly to $1,572,000, or 12% of sales, in fiscal 2022, from $1,594,000, or 13% of sales, in fiscal 2021. Our export business has continued to be negatively impacted by the bankruptcy in December 2019 of our long-term UK distributor and various post COVID-19 supply chain issues in certain foreign countries. We conduct all of our foreign business in U.S. dollars. Accordingly, our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

COMPETITION

TOFUTTI frozen desserts compete with all forms of ice cream products, yogurt-based desserts and other plant-based frozen desserts. Other plant-based frozen dessert products are presently being sold throughout the United States by established distributors of ice cream and other frozen dessert products. Similarly, our cheese products compete with all types of cheese products, both plant-based and dairy. The cheese and frozen dessert categories are highly competitive and most companies with whom we compete are substantially larger and have significantly greater resources than us. Our products face substantial competition from dairy free and dairy products marketed by companies with significantly greater resources than we have.

In most product categories, we compete not only with widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products. We believe that we are able to compete effectively due to our ability to offer an array of plant-based, dairy free vegan cheese and frozen dessert products that contain no butterfat, cholesterol or dairy, yet offer the same texture and full-bodied taste as their dairy counterparts.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. In fiscal 2022 and 2021, our product development expenses were approximately $143,000 and $124,000, respectively. We currently do not intend to reopen the laboratory to its previous level of operations. However, all required quality control requirements are still being performed as needed. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

For the fiscal years ended December 31, 2022 and January 1, 2022, we purchased approximately 49% and 50% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 14% and 11%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer.

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

Our United States product labels are subject to regulation by the United States Food and Drug Administration, or the FDA. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Our labels, ingredients and manufacturing processes are subject to inspection by the FDA. During 2022, we re-designed all our packaging including updating our nutritional and ingredient panels to conform to the labeling requirements of the Food Safety Modernization Act. We believe that we are in compliance with current labeling requirements and conduct periodic reviews to make certain that such compliance is on-going.

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

EMPLOYEES

We have successfully operated our business with a limited number of employees for over a decade. We employed five persons as of December 31, 2022. In fiscal 2021 we employed five persons on a full-time basis. We consider our employees to be among the most valuable assets of our company.

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

On February 24, 2021, David Mintz, our founder, Chief Executive Officer and Chairman of the Board of Directors, passed away. Steven Kass, Chief Financial Officer, was appointed CEO by our Board of Directors and was confirmed as permanent CEO by the Board on April 27, 2021. We presently do not intend to employ a successor to Mr. Mintz in his role as our head of research and development. The loss of his services could have a material adverse effect on our business and results of operations.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the fiscal years ended December 31, 2022 and January 1, 2022, we purchased approximately 49% and 50%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 14% and 11%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

We may not be able to achieve and maintain profitable operations in the future. We may not have sufficient working capital to fund our operations in the future.

We incurred a net loss of $525,000 in the fiscal year ended December 31, 2022. As of December 31, 2022, we had $1,072,000 in cash and our working capital was $3,625,000 as compared to $1,698,000 and $4,326,000 at January 1, 2022. The lack of sufficient working capital in the past has negatively impacted our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

Our operating costs are subject to fluctuations which could affect our business results.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, changes in governmental agricultural and energy policies and regulations, and more recently by potential residual COVID-19 supply chain disruption. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

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

The residual uncertainty regarding the length of the pandemic’s effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities operated and continue to operate normally, and the pandemic did not constrain any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short and long-term supply issues related to COVID-19. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. Additionally, our freight costs have increased due to a driver shortage caused by COVID-19. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we initiated a series of sales price increases commencing in the fourth quarter of 2021 which continued into 2022 to help offset these cost increases. If such costs continue to increase during 2023, it may necessitate additional selling price increases, which could have a negative effect on our sales. The pandemic has had a negative impact on our sales, specifically with respect to our food service sales to retail outlets, such as restaurants and small food shops, which have historically accounted for a small part of our total business and with respect to our inability to regain our level of export sales to certain foreign jurisdictions.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $968,000 as of March 27, 2023 has improved since our fiscal year end.

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

Our future success is significantly dependent on the services of Steven Kass (age 71), our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

The plant-based, vegan and dairy free frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the dairy free frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

We believe that our revenues and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. In an economic downturn or in the event of the renewed spread of COVID-19, our business and results of operations could be materially and adversely affected.

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

Global climate change and legal, regulatory, or market measures to address climate change, may negatively affect our business, operations and financial results.

We are subject to risks associated with the long-term effects of climate change on the global economy and on our industry in particular. Extreme weather and natural disasters within or outside the United States, such as drought, wildfires, storms, changes in ocean currents and flooding, could make it more difficult and costly for us to manufacture and deliver our products to our customers, obtain raw materials from our suppliers, or perform other critical corporate functions. In particular, if such climate change impacts negatively affect agricultural productivity, we may be subject to decreased availability or less favorable pricing from certain commodities that are necessary for our products. Adverse weather conditions and natural disasters could reduce crop size and crop quality, which could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our costs of storing and transporting raw materials, or disrupt production schedules.

There is a growing societal concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns and the frequency and severity of natural disasters. The increasing concern over climate change could result in new domestic or international legal requirements for us to reduce greenhouse gas emissions and other environmental impacts of our operations, improve our energy efficiency, or undertake sustainability measures that exceed those we currently pursue. Furthermore, such measures may result in the taxation of greenhouse gas emissions. Any such regulatory requirements could cause disruptions in the manufacture of our products and result in increased capital, procurement, manufacturing and distribution costs. Our reputation and brand could be harmed if we fail, or are seen as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change.

In addition, changing customer preferences may result in increased demands regarding packaging materials and other components in our products and their environmental impact on sustainability. Further, customers may place increasing importance on purchasing products that are sustainably grown and made.. These demands may cause us to incur additional costs or make other changes to other operations to respond to such demands, which could adversely affect our financial results.

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

In fiscal 2022, approximately 12% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

●	different and changing regulatory requirements in the jurisdictions in which we currently operate or may operate in the future;

●	the impact of possible recessionary environments in multiple foreign markets;

●	export restrictions, tariffs and other trade barriers;

●	difficulties in managing and supporting foreign operations;

●	longer payment cycles;

●	difficulties in collecting accounts receivable;

●	political and economic changes, hostilities and other disruptions in regions where we currently sell our products or may sell our products in the future;

●	seasonal reductions in business activities; and

●	on-going or newly imposed Covid-19 restrictions imposed by foreign governments.

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

Food safety and food-borne illness incidents may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers or co-manufacturers, could result in the discontinuance of sales of these products or our relationships with such suppliers or co-manufacturers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. FDA regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering (i.e., intentional adulteration) designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of intentional adulteration, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive and financial officer concluded that our internal control over financial reporting was ineffective as of December 31, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six-month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $86,000 in fiscal 2022 and $79,000 in fiscal 2021. Our management believes that the Cranford facility will continue to satisfy our space requirements. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $363,000 and $459,000 during fiscal 2022 and 2021, respectively.

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

Holders of Record

As of March 27, 2023, there were approximately 290 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. 250,000 non-qualified option awards were granted in the fiscal year ended December 31, 2022, which remain outstanding as of December 31, 2022. No option awards were granted in the fiscal year ended January 1, 2022.

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

No options or stock appreciation rights were exercised in the two fiscal years ended December 31, 2022. There are currently 250,000 outstanding non-qualified stock options.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2022.

Purchase of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 31, 2022 (the fourth quarter of fiscal 2022).

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

Revenue Recognition. We primarily sell plant-based, vegan, dairy-free soy-based cheeses and frozen desserts. We recognize revenue when control over the products transfers to our customers, deemed to be the performance obligation, which generally occurs when the product is shipped or picked up from one of our distribution locations by the customer. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Key Factors Affecting Our Business

Our operations and the operating metrics discussed below have been and will likely continue to be affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include among others, our lack of sufficient working capital, dependence on a few key distributors for a significant portion of our sales, dependence on several key suppliers to produce our products, our reliance on a limited number of key executives to manage our business and significant competition from better capitalized competitors. For further discussion of the factors affecting our results of operations, see “Risk Factors.”

We may not be able to maintain profitability in the future and may not have sufficient working capital to fund our operations in the future.

We incurred a loss in fiscal 2022 and have not been consistently profitable in recent years. Our cash decreased to $1,072,000 as of December 31, 2022 from $1,698,000 as of January 1, 2022 and our working capital decreased to $3,625,000 as of December 31, 2022 from $4,326,000 as of January 1, 2022. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 47% and 48% of our net sales for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses, if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended December 31, 2022 and January 1, 2022, we purchased approximately 49% and 50%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 14% and 11%, respectively, of our finished goods from Luke’s Ice Cream, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

Upon the death of Mr. Mintz, our continued success is significantly dependent on the services of Steven Kass (age 71), who is serving as our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

Competition.

The plant-based, dairy free vegan frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets.

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

Recent Developments

An outbreak of an infectious respiratory illness caused by a novel coronavirus known as COVID-19 has spread globally since December 2019. This outbreak resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, prolonged quarantines, order cancellations, supply chain disruptions, increased costs for raw materials, and lower consumer demand, and other significant economic impacts, as well as general concern and uncertainty.

The residual uncertainty regarding the length of the pandemic’s effects could have negative consequences for our company. To date, the effects of the pandemic have affected certain aspects of our operations. All of our co-packing facilities operated and continue to operate normally, and the pandemic did not constrain any of our production requirements. The cost of certain key ingredients and packaging has increased substantially due to short and long-term supply issues related to COVID-19. We continue to be able to schedule trucks for delivery and a large majority of our customers are still operating and ordering our products as before. Additionally, our freight costs have increased due to a driver shortage caused by COVID-19. In response to these cost increases and the potential for additional cost increases affecting various aspects of our operations, we had initiated a series of sales price increases commencing in the fourth quarter of 2021 which continued into 2022 to help offset these cost increases. The pandemic has had a negative impact on our sales, specifically with respect to our food service sales to retail outlets, such as restaurants and small food shops, which account for a small part of our total business and with respect to our inability to regain our level of export sales to certain foreign jurisdictions.

Our ability to handle customer and consumer communications, schedule production and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices and our cash position of approximately $968,000 as of March 27, 2022 has improved since our fiscal year end December 31, 2022.

Fiscal Year Ended December 31, 2022 Compared with Fiscal Year Ended January 1, 2022

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week periods ended December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021).

Net sales for the fiscal year ended December 31, 2022 were $12,827,000, a slight increase of $237,000 or 2%, from net sales of $12,590,000 for the fiscal year ended January 1, 2022 due to the price increases implemented by the Company in the fourth quarter of 2022. Sales of our frozen dessert and frozen food product lines increased slightly to $1,876,000 in the fiscal year ended December 31, 2022 from $1,829,000 in fiscal 2021. Sales of vegan cheese products also increased slightly to $10,951,000 in the fiscal year ended December 31, 2022 from $10,761,000 in the fiscal year ended January 1, 2022.

Our gross profit for the year ended December 31, 2022 decreased by $1,000,000 to $2,342,000 from $3,342,000 for the fiscal year ended January 1, 2022. Our gross profit percentage for the fiscal year ended December 31, 2022 was 18% compared to 27% for the fiscal year ended January 1, 2022. Sales promotion and allowance expense increased to $1,514,000 in the fiscal year ended December 31, 2022 from $1,487,000 in the fiscal year ended January 1, 2022. The decrease in both our gross profit and gross profit percentage was primarily caused by the substantial increases in the costs for certain ingredients, especially palm oil, gums and flavorings and the substantial increase in freight out expense. These substantial cost increases were due primarily to the lingering supply chain issues caused by the Covid-19 pandemic and the record high cost of petroleum. The high cost of petroleum directly impacted the costs of certain ingredients and packaging such as the plastic packaging we use for our spreadable cheese products.

Freight out expense increased by $100,000 or 9% to $1,159,000 for the year ended December 31, 2022 compared with $1,059,000, or 8%, for the year ended January 1, 2022. Freight out expense increased due to significant increases in freight rates across all methods of shipping due to increases in fuel costs and the reduction in vehicle availability due to the pandemic. Freight out cost as a percentage of sales was 9% and 8% for the years ended December 31, 2022 and January 1, 2022, respectively. Due to the continued high cost of petroleum, we anticipate that our freight out expense will continue at a high percentage of sales in 2023, similar to fiscal year 2022.

Selling and warehousing expenses decreased by $59,000, or 5%, to $1,147,000 for the fiscal year ended December 31, 2022 from $1,206,000 for the fiscal year ended January 1, 2022. This decrease was primarily attributable to decreases in payroll expense of $22,000, outside warehouse rental expense of $96,000, and commission expense of $19,000, which were partially offset by increases in messenger costs of $15,000 and meeting and convention expense of $57,000. We anticipate that our selling expense will continue at the same level in 2023. The increase in meeting and convention expense was due to the resumption of the Company’s participation in trade and distribution shows.

Marketing expenses increased in the fiscal year ended December 31, 2022 by $283,000, or 101%, to $564,000 from $281,000 in the fiscal year ended January 1, 2022 due to increases in promotion expense of $86,000, non-capitalizable artwork and plate expense of $98,000, point of sale material expense of $33,000 and advertising expense of $61,000. In 2022, we completed the rebranding of our product line and introduced new packaging for our products, which along with other related marketing expenditures, accounted for a substantial increase in our marketing expenses. Because many of the expenditures were one-time expenses, we anticipate that our marketing expenses for 2023 will decrease significantly.

Research and development expenses increased by $19,000, or 15%, to $143,000 in the fiscal year ended December 31, 2022 from $124,000 in the fiscal year ended January 1, 2022. The increase was primarily attributable to an increase in professional fees and outside services expense of $39,000, which was partially offset by decreases in lab costs and supplies expense of $9,000 and depreciation expense of 10,000.

General and administrative expenses decreased by $85,000, or 6%, to $1,404,000 for the year ended December 31, 2022 from $1,489,000 for the year ended January 1, 2022. The decrease was primarily due to decreases in payroll expense of $42,000, professional fees and outside services expense of $73,000, equipment rental expense of $24,000 and the one-time $75,000 expense in fiscal 2021 relating to the sale of an asset, which were partially offset by increases in public relations expense of $67,000, stock-based compensation expense of $56,000, and building maintenance expense of $17,000. The decrease in payroll expense was due to no salary being paid to Mr. Mintz this period compared to the same period in the prior year. We anticipate that our total general and administrative expenses for fiscal 2023 will be consistent with those in fiscal 2022.

Overall, total operating expenses increased by $158,000, or 5%, to $3,258,000 for the year ended December 31, 2022 compared to total operating expenses of $3,100,000 in the year ended January 1, 2022. Due to the one-time nature of certain of our operating expenses in fiscal 2022, we anticipate a reduction in our operating expenses in fiscal 2023.

As a result of the foregoing we incurred an operating loss of $916,000 in the year ended December 31, 2022 as compared with operating income of $242,000 in the year ended January 1, 2022.

Loss before income taxes was $753,000 in the year ended December 31, 2022 as compared with income before income taxes of $217,000 in the year ended January 1, 2022.

Benefit from income taxes for the year ended December 31, 2022 was $228,000 compared to income tax expense of $74,000 for the year ended January 1, 2022 resulting from the lower pre-tax income during this period compared to prior year.

Liquidity and Capital Resources

At December 31, 2022, we had approximately $1,072,000 in cash, and our working capital was $3,625,000 as compared to $1,698,000 and $ 4,326,000 at January 1, 2022. We principally operate our business on the cash flows from our operations and currently have no borrowings. In order to provide our company with needed working capital, David Mintz, our former Chairman and Chief Executive Officer, provided our company with a convertible loan of $500,000 in January 2016. On December 22, 2021, the loan balance of $500,000 plus accrued interest of $25,000 was paid by the Company to Mr. Mintz’s estate.

Cash Flows

	Fiscal Year ended
	December 31, 2022	January 1, 2022
	(In thousands)
Net cash (used in) provided by operating activities	$(616)	$689
Net cash provided by investing activities – sale and disposal of equipment	-	50
Net cash used in financing activities	(10)	(500)
Net (decrease) increase in cash	(626)	239
Cash at beginning of year	1,698	1,459
Cash at end of year	$1,072	$1,698

Cash used in operating activities for the fiscal year ended December 31, 2022 was $616,000 compared to $689,000 provided by operating activities for the fiscal year ended January 1, 2022. Cash used in operating activities was primarily from our net loss of $525,000, SBA loan forgiveness of $165,000, a deferred tax asset increase of $255,000, an increase in inventories of $589,000, and a non-cash change in right of use assets and lease liabilities of $12,000, offset by stock-based compensation of $56,000, amortization of financing right-of-use asset of $9,000, provision for bad debts expense of $15,000, a decrease in accounts receivable of $16,000 and an increase in accounts payable and accrued expenses of $819,000.

Cash provided by investing activities was $0 for the fiscal year ended December 31, 2022 compared to cash provided by investing activities of $50,000 for the fiscal year ended January 1, 2022. Cash provided by investing activities in the fiscal year ended January 1, 2022 was due to proceeds from the sale of equipment.

Cash used in financing activities for the fiscal year ended December 31, 2022 was $10,000 compared to cash used of $500,000 for the fiscal year ended January 1, 2022. Cash used in financing activities for the fiscal year ended December 31, 2022 was due to payments made on our financing lease. Cash used in financing activities in the fiscal year ended January 1, 2022 was due to the repayment of a convertible note of $500,000 that had been provided to us by Mr. Mintz.

As a result of the foregoing, our cash decreased to $1,072,000 at December 31, 2022 from $1,698,000 at January 1, 2022.

We believe our existing cash on hand at December 31, 2022, our existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements for at least the next twelve months dating from the issuance of the financial statements.

Contractual Obligations

We had no material contractual obligations at December 31, 2022.

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

Market Risk

We will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 31, 2022.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands Inc (the “Company”) as of December 31, 2022 and January 1, 2022, the related statements of operations, stockholders’ equity, and cash flows, for the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mazars USA LLP

Edison, NJ

March 31, 2023

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash	$1,072	$1,698
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $495 and $435, respectively	1,305	1,336
Inventories	2,463	1,874
Prepaid expenses and other current assets	80	98
Total current assets	4,920	5,006

Operating lease right-of-use assets	158	203
Finance lease right-of-use asset	53	-
Deferred tax assets	367	112
Other assets	19	21
Total assets	$5,517	$5,342

Liabilities and Stockholders’ Equity
Current liabilities:
SBA loan payable	$-	$165
Income taxes payable	41	46
Accounts payable	684	122
Accrued expenses	555	347
Financing lease liability, current portion	15
Total current liabilities	1,295	680

Operating lease liabilities, net of current portion	85	95
Finance lease liability, net of current portion	39	-
Total liabilities	1,419	775

Stockholders’ equity:
Preferred stock – par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock – par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	263	207
Retained earnings	3,783	4,308
Total stockholders’ equity	4,098	4,567
Total liabilities and stockholders’ equity	$5,517	$5,342

See accompanying notes to financial statements

TOFUTTI BRANDS INC.

STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Fiscal year ended December 31, 2022	Fiscal year ended January 1, 2022

Net sales	$12,827	$12,590
Cost of sales	10,485	9,248
Gross profit	2,342	3,342

Operating expenses:
Selling and warehousing	1,147	1,206
Marketing	564	281
Product development costs	143	124
General and administrative	1,404	1,489
Total operating expenses	3,258	3,100

Income (loss) from operations	(916)	242
SBA loan forgiveness	165	-

Income (loss) before interest expense and income taxes	(751)	242
Interest expense	2	25
Income (loss) before provision for income taxes	(753)	217
(Benefit from) provision for income taxes	(228)	74

Net income (loss)	$(525)	$143

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154
Net income (loss) per common share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years ended December 31, 2022 and January 1, 2022

(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances January 2, 2021	5,153,706	$52	$207	$4,165	$4,424
Net income	-	-	-	143	143
Balances January 1, 2022	5,153,706	$52	$207	$4,308	$4,567
Stock-based compensation	-	-	56	-	56
Net income (loss)	-	-	-	(525)	(525)
Balances December 31, 2022	5,153,706	$52	$263	$3,783	$4,098

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended December 31, 2022	Fiscal Year ended January 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(525)	$143
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	10
Stock-based compensation	56	-
SBA loan forgiveness	(165)	-
Non-cash change in right of use assets and lease liabilities	(12)	(7)
Amortization of finance lease right-of-use asset	9	-
Loss on sale and disposal of equipment	-	75
Provision for bad debts and sales promotions	15	20
Deferred taxes	(255)	(29)
Change in assets and liabilities:
Accounts receivable	16	722
Inventories	(589)	123
Prepaid expenses	18	(10)
Other assets	2	(2)
Income taxes payable	(5)	(71)
Accounts payable and accrued expenses	819	(285)
Net cash flows (used in) provided by operating activities	(616)	689

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	50
Net cash flows provided by investing activities	-	50

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments of finance lease obligations	(10)	-
Payment of convertible note payable	-	(500)
Net cash flows (used in) provided by financing activities	(10)	(500)

NET CHANGE IN CASH	(626)	239
CASH AT BEGINNING OF YEAR	1,698	1,459
CASH AT END OF YEAR	$1,072	$1,698

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$180
Interest paid - related party	$2	$25

Supplemental schedule of non-cash investing and financing activities:
Lease assets acquired in exchange for lease liabilities	$62	$-

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Tofutti is engaged in one business segment, the development, production and marketing of plant based, dairy vegan free frozen desserts and other food products.

Operating Segments - The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. The Company has determined that it has only one operating segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free cheese and frozen food products.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week and fifty-three week fiscal periods ended December 31, 2022 and January 1, 2022, fiscal 2022 and fiscal 2021, respectively.

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

The Company purchased approximately 49% and 50% of its finished products from one supplier and 14% and 11% of its finished products from another supplier during the periods ended December 31, 2022 and January 1, 2022, respectively.

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

The Company primarily sells plant-based, dairy free vegan cheeses and frozen desserts. The Company recognizes revenue when control over the products transfers to its customers, deemed to be the performance obligation, which generally occurs upon delivery or shipment of the products. The Company accounts for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management believes that credit risk beyond the established allowances at December 31, 2022 is limited.

During the fiscal years ended December 31, 2022 and January 1, 2022, the Company derived approximately 88% and 87%, respectively, of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 47% of total accounts receivable at December 31, 2022 and the accounts receivable balance of two customers represented approximately 55% of total accounts receivable at January 1, 2022. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 45% and 45% of the Company’s net sales for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

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

Earnings Per Share - Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
Net income (loss), numerator, basic computation	$(525)	$143
Net income (loss), numerator, diluted computation	$(525)	$143

Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Earnings (loss) per common share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
Shares subject to outstanding common stock options	250,000	-
Shares subject to outstanding convertible note (repaid in full in fiscal year 2021)	-	282,486

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash, accounts receivable, SBA note payable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Small Business Administration (SBA) Loan - On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 1, 2022 and the loan would have expired on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven. The Company recorded forgiveness of debt income of $165 in fiscal year 2022 as SBA loan forgiveness on the statement of operations. See Note 4.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $1,159 and $1,037 during the fiscal years ended December 31, 2022 and January 1, 2022, respectively. Such costs are included in costs of sales on the statements of income.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $251 and $209 during the fiscal years December 31, 2022 and January 1, 2022, respectively, and are included in marketing on the statements of income.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $143 and $124 during the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Stock-Based Compensation - We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Recent Accounting Pronouncements – The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. As the Company is a smaller reporting company, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 2: INVENTORIES

Inventories consist of the following:

	December 31, 2022	January 1, 2022
Finished products	$1,387	$1,218
Raw materials and packaging	1,076	656
	$2,463	$1,874

NOTE 3: EQUIPMENT

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

NOTE 4: NOTES PAYABLE

Small Business Administration (SBA) Loan

On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 1, 2022 and the loan would have expired on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven. The Company recorded forgiveness of debt income of $165 in fiscal year 2022 as SBA loan forgiveness on the statement of operations.

Related Party

On January 6, 2016, David Mintz, the Company’s former Chairman and Chief Executive, provided the Company with a loan of $500. The loan was extended until December 31, 2021 and was, at the option of the holder, convertible into the Company’s common stock at a conversion price of $1.77 per share, the closing price of the Company’s common stock on the date of the extension of the promissory note. Interest expense incurred to the related party was $0 and $25 for fiscal years ended December 31, 2022 and January 1, 2022, respectively. On December 22, 2021, the entire loan of $500 plus accrued interest of $25 was paid by the Company to Mr. Mintz’s estate.

NOTE 5: STOCK-BASED COMPENSATION

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of the Company. Such grants can be, but are not limited to, options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award that is consistent with the purposes of the 2014 Plan. Employees and officers of the Company are eligible to receive incentive stock options while corporate directors are only eligible to receive non-qualified options.

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” 250,000 and 0 stock options were issued in 2022 and 2021, respectively, and 250,000 non-qualified options were outstanding as of December 31, 2022. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 will vest in December 2023, and 83,334 will vest in December 2024. In the event of a sale of the Company at any time prior to December 22, 2024, all remaining unvested options shall vest immediately. All options expire on December 21, 2027.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following is a summary of stock option activity from January 1, 2022 to December 31, 2022:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at January 1, 2022	—	—
Granted	250,000	0.95
Exercised	—	—
Outstanding at December 31, 2022	250,000	0.95
Exercisable at December 31, 2022	83,333	0.95

The following table summarizes information about stock options outstanding at December 31, 2022:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	5.00	$0.95	83,333

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During fiscal 2022, 250,000 options were granted, with 83,333 of the options vesting at the respective grant date, 83,333 vesting in December 2023, and 83,334 vesting in December 2024. At the date of grant, expected volatility was 82.65%, a risk-free rate of 3.79%, 0% expected dividends, and an expected term of five years.

As of December 31, 2022, the intrinsic value of the options outstanding and exercisable options was $60 and $20 respectively, and there was $105 of total unrecognized compensation cost. Total stock-based compensation for the year ended December 31, 2022 was $56, which is recorded in general and administrative expenses on the statement of operations.

250,000 options will expire on December 22, 2027 if not exercised by that date.

NOTE 6: REVENUE

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	December 31, 2022	January 1, 2022
Revenues by geography:
Americas	$12,110	$11,864
Europe	170	183
Middle East	494	334
Asia Pacific and Africa	53	209
	$12,827	$12,590

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Approximately 88% in fiscal 2022 and 87% in fiscal 2021 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	December 31, 2022	January 1, 2022
Cheeses	$10,951	$10,761
Frozen Desserts and Foods	1,876	1,829
	$12,827	$12,590

NOTE 7: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $86 in fiscal 2022 and $79 in fiscal 2021. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $363 and 459 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. The Company rents copiers under finance leases. In 2022, the Company terminated two copier leases, and entered into one additional lease, which exists as of December 31, 2022. Payments for copiers amounted to $10 and $35 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

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

Under Topic 842, finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. The Company has a finance lease consisting of a copier lease with a term of four years. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company has combined the lease and non-lease components in determining the lease liabilities and ROU assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rates on of between 5.5% and 6.5% for all leases.

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	December 31, 2022	January 1, 2022
Operating lease right-of-use assets	$158	$203

Current portion of lease liabilities	74	123
Operating lease liabilities, net of current portion	85	95
Total lease liabilities	$159	$218

Weighted average remaining lease term (in years)	2.1	3.0
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	December 31, 2022	January 1, 2022
Finance lease right-of-use asset	$53	$-

Current portion of lease liabilities	15	-
Operating lease liabilities, net of current portion	39	-
Total lease liabilities	$54	$-

Weighted average remaining lease term (in years)	3.4	-
Weighted average discount rate	6.5%	-%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 31, 2022, for the following three fiscal years and thereafter are as follows:

	Operating lease liabilities	Finance lease liability	Total
2023	$81	$17	$98
2024	81	17	98
2025	7	17	24
2026	-	8	8
Total future minimum lease payments	169	59	228
Present value adjustment	(10)	(5)	(15)
Total	$159	$54	$213

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 8: INCOME TAXES

The components of income tax expense for the fiscal years ended December 31, 2022 and January 1, 2022 are as follows:

		December 31, 2022	January 1, 2022
Current:	Federal	$-	$64
	State	26	39
		26	103
Deferred:	Federal	(190)	(22)
	State	(64)	(7)
		(254)	(29)
Total income tax (benefit) expense		$(228)	$74

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fiscal years ended December 31, 2022 and January 1, 2022, respectively, follows:

	December 31, 2022	January 1, 2022
Federal income tax	$(157)	$46
State income taxes, net of federal income tax benefit	(64)	18
Nontaxable forgiveness of PPP loan	(35)	-
Permanent items	2	3
Other	26	7
	$(228)	$74

Deferred tax assets for the fiscal years ended December 31, 2022 and January 1, 2022 consist of the following components:

	December 31, 2022	January 2, 2021
Allowance for doubtful accounts	$105	$88
Right of use asset	(59)	(57)
Lease liabilities	60	61
Inventory	1	1
Net operating loss carryforward	189	-
Stock options	16	-
Research and development	36	-
Fixed assets	19	19
Deferred tax asset, net	$367	$112

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

At December 31, 2022 the Company had $786 federal net operating loss carryforwards and $673 of state operating loss carryforwards.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 31, 2022 and January 1, 2022:

Balance at January 2, 2021	$172
Increase due to reserves and tax positions related to current year	8

Balance at January 1, 2022	$180
Increase due to reserves and tax positions related to current year	26
Balance at December 31, 2022	$206

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $206. The liability at December 31, 2022 of uncertain tax positions is included in accrued expenses. The Company is no longer subject to federal and state examinations for fiscal years before 2020.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately twelve foreign countries and may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted, and it and its co-packers may have difficulty obtaining the materials necessary for the production of its products. In addition, the production facilities of the Company’s co-packers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as its ability to make sales calls is constrained. The Company’s ability to promote sales through promotional activities has also been constrained as many supermarkets are understaffed and unable to change pricing for items in stock, resulting in the cancelation of all sales promotional discounts for the foreseeable future. The length and severity of the pandemic could also affect the Company’s regular sales, which could in turn result in reduced sales and a lower gross margin.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2022, our company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2021.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and financial officer, has concluded that our internal control over financial reporting was ineffective as of December 31, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Steven Kass	71	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Joseph N. Himy	52	Director
Scott Korman	62	Director
Efraim Mintz	53	Director
Franklyn Snitow	75	Director

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

Franklyn Snitow has been a director since 1987 and was appointed to serve on the Audit Committee on August 16, 2021. He has been a partner in the New York City/Baltimore law firm of Offit Kurman since and previously was a partner in the New York City law firm Snitow Kanfer & Holtzer, LLP, since 1985. Mr. Snitow’s legal and corporate governance background enhances the breadth of experience of the board of directors.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2022 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2022 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)

Steven Kass	2022	200,000	—	—	32,183	—	—	232,183
Chief Financial Officer and Chief Executive Officer*	2021	151,000	—	—	—	—	—	151,000

David Mintz**	2021	104,000	—	—	—	—	—	104,000
Chief Executive Officer and Director

* Mr. Kass was appointed Chief Executive Officer in April 2021.

** Mr. Mintz ceased to be an executive officer upon his death in February 2021.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 in both the 2022 and 2021 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2022

During the fiscal year ended December 31, 2022, 250,000 options were granted under our 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022 there were 250,000 outstanding equity awards.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 31, 2022 based on the number of meetings attended. The chairman of the audit committee receives $2,000 per audit committee meeting and other members of the audit committee receive $1,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2022. Each non-employee director is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Joseph N. Himy	4,000	—	32,183	—	—	—	36,183
Scott Korman	31,000	—	32,183	—	—	—	63,183
Efraim Mintz	12,000	—	32,183	—	—	—	44,183
Franklyn Snitow	10,000	—	32,183	—	—	—	42,183

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 25, 2023 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
Estate of David Mintz	2,630,440	(4)	51.0%
Steven Kass	234,666	(5)	4.4%
Franklyn Snitow	49,766	(5)	*
Joseph N. Himy	16,666	(5)	*
Scott Korman	16,666	(5)	*
Efraim Mintz	16,666	(4)(5)	*
All Executive Officers and Directors as a group (5 persons in fiscal 2021)	334,430	(6)	6.4%

* Less than 1%.

(1)	The address of the Estate of Mr. David Mintz and Messrs. Joseph Himy, Steven Kass, and Efraim Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 590 Madison Avenue, 6th Floor, New York, New York 10022. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 07361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2022 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2023.

(4)	Mr. Mintz is acting as the executor of the Estate of David Mintz, but disclaims any beneficial interest in the shares of common stock held by the Estate.

(5)	Includes currently exercisable stock options to purchase 16,666 shares of common stock.

(6)	Includes currently exercisable stock options to purchase 83,330 shares of common stock..

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During fiscal 2022 and 2021, we paid The CFO Squad $19,000 and $4,000, respectively, for financial services. Mr. Himy is the Managing Director of The CFO Squad.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed by Mazars, our independent registered accounting firm, for the fiscal years ended December 31, 2022 and January 1, 2022 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2022	Fiscal 2021
Audit fees	$150,000	$115,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$150,000	$115,000
Tax fees	-	-
All other fees	-	-
Total fees	$150,000	$115,000

In addition, set forth below are the aggregate fees billed by EisnerAmper LLP, our former independent registered accounting firm, for the fiscal year ended January 1, 2022 for services rendered by them as our independent registered accounting firm for such years.

Fiscal 2021
Audit fees	$60,000
Audit-related fees	-
Total Audit & Audit-related fees	$60,000
Tax fees	-
All other fees	-
Total fees	$60,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2022 or 2021.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Mazars in fiscal 2022 or 2021. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Mazars’ independence.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)

3.2	By-laws(2)

4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan as amended by Board Resolution August 16, 2021

23.1	Consent of Mazars USA LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2017 and hereby incorporated by reference thereto.

Item 16.	Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 31, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Steven Kass
Steven Kass
Chief Executive Officer, Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/ Joseph Himy
Joseph Himy
Director

/s/ Efraim Mintz
Efraim Mintz
Director

/s/ Scott Korman
Scott Korman
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

