Form 10-Q
period 2023-04-01
TOFUTTI BRANDS INC
filed 2023-05-16
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of May 16, 2023 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	April 1, 2023	December 31,2022
Assets
Current assets:
Cash	$418	$1,072
Accounts receivable, net of allowance for doubtful accounts and sales promotions was $495 for both periods	940	1,305
Inventories	2,587	2,463
Prepaid expenses and other current assets	66	80
Total current assets	4,011	4,920

Operating lease right-of-use assets	140	158
Financing lease right-of-use assets	49	53
Deferred tax assets	357	367
Other assets	19	19
Total assets	$4,576	$5,517

Liabilities and Stockholders’ Equity
Current liabilities:
Income taxes payable	$41	$41
Accounts payable	65	684
Accrued expenses	336	555
Financing lease liabilities, current	15	15
Total current liabilities	457	1,295

Financing lease liabilities, long-term	36	39
Operating lease liabilities	67	85
Total liabilities	560	1,419

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, issued and outstanding 5,153,706 shares	52	52
Additional paid in capital	283	263
Retained earnings	3,681	3,783
Total stockholders’ equity	4,016	4,098
Total liabilities and stockholders’ equity	$4,576	$5,517

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks	Thirteen weeks
	ended	ended
	April 1, 2023	April 2, 2022

Net sales	$2,490	$3,463
Cost of sales	1,884	2,606
Gross profit	606	857

Operating expenses:
Selling and warehouse	271	264
Marketing	95	156
Research and development	28	40
General and administrative	302	337
Total operating expenses	696	797
Income from operations	(90)	60
SBA loan forgiveness	-	165
Income before interest expense and income taxes	(90)	225
Interest expense	1	-
(Loss) income before income tax	(91)	225
Provision for income taxes	11	20
Net (loss) income	$(102)	$205

Weighted average common shares outstanding
Basic	5,154	5,154
Diluted	5,154	5,154
(Loss) earnings per share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen weeks ended April 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2022	$52	$263	$3,783	$4,098
Stock-based compensation	—	20	—	20
Net loss	—	—	(102)	(102)
April 1, 2023	$52	$283	$3,681	$4,016

	Thirteen weeks ended April 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2022	$52	$207	$4,308	$4,567
Net income	—	—	205	205
April 2, 2022	$52	$207	$4,513	$4,772

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended April 2, 2022

Cash used in operating activities, net	$(650)	$(109)

Cash used in financing activities, net	(4)	—

Net (decrease) increase in cash	(654)	(109)

Cash at beginning of period	1,072	1,698

Cash at end of period	$418	$1,589

Supplemental cash flow information:
Interest paid	$1	—

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.

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

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the previously established credit losses framework with a new accounting standard that requires management to measure an allowance for expected credit losses that is based on a broader range of reasonable and supportable information for lifetime credit loss estimates.

Note 3: Inventories

Inventories consist of the following:

	April 1, 2023	December 31, 2022
Finished products	$1,748	$1,387
Raw materials and packaging	839	1,076
	$2,587	$2,463

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

The Company recognized an income tax expense of $11 and an income tax expense of $20 for the thirteen week periods ended April 1, 2023 and April 2, 2022, respectively. The Company recorded a valuation allowance of $24 for the thirteen week period ended April 1, 2023.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended April 2, 2022
Net income (loss), numerator, basic computation	$(102)	$205
Net income (loss), numerator, diluted computation	$(102)	$205

Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Earnings (loss) per common share - basic	$(0.02)	$0.04
Earnings (loss) per common share - diluted	$(0.02)	$0.04

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended April 1, 2023	Thirteen weeks Ended April 2, 2022
Shares subject to outstanding common stock options	250,000	—

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

The following is a summary of stock option activity from December 31, 2022 to April 1, 2023:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at April 1, 2023	250,000	0.95
Exercisable at April 1, 2023	83,333	0.95

The following table summarizes information about stock options outstanding at April 1, 2023:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	4.75	$0.95	83,333

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During fiscal year ended December 31, 2022, 250,000 options were granted, with 83,333 of the options vesting at the respective grant date, 83,333 vesting in December 2023, and 83,334 vesting in December 2024. At the date of grant, expected volatility was 82.65%, a risk-free rate of 3.79%, 0% expected dividends, and an expected term of five years.

As of April 1, 2023, the intrinsic value of the options outstanding and exercisable options was $35 and $12, respectively, and there was $85 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended April 1, 2023 was $20, which is recorded in general and administrative expenses on the statement of operations.

250,000 options will expire on December 22, 2027 if not exercised by that date.

Note 7: Note Payable

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

Revenues by geographical region are as follows:

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended April 2, 2022
Revenues by geography:
Americas	$2,421	$3,285
Europe	4	-
Asia Pacific and Africa	57	-
Middle East	8	178
	$2,490	$3,463

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Approximately 90% of the Americas’ revenue in the thirteen week period in 2023 and 94% in the thirteen week period in 2022 is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended April 2, 2022
Frozen desserts and foods	$390	$547
Cheeses	2,100	2,916
	$2,490	$3,463

Note 9: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $23 and $20 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $75 for the thirteen weeks ended April 1, 2023 and $95 for the thirteen weeks ended April 2, 2022. The Company rents copiers under finance leases. The Company currently has one copier under a finance lease with a start date of June 1, 2022. Payments for copiers amounted to $4 and $0 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively.

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

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	April 1, 2023	December 31, 2022
Operating lease right-of-use assets	$140	$158

Current portion of lease liabilities	73	74
Operating lease liabilities, net of current portion	67	85
Total lease liability	$140	$159

Weighted average remaining lease term (in years)	1.8	2.1
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	April 1, 2023	December 31, 2022
Finance lease right-of-use asset	$49	$53

Current portion of lease liabilities	15	15
Operating lease liabilities, net of current portion	36	39
Total lease liabilities	$51	$54

Weighted average remaining lease term (in years)	3.2	3.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of April 1, 2023 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2023 (remainder of year)	$60	$13	$73
2024	81	18	99
2025	7	18	25
2026	-	7	7
Total future minimum lease payments	148	56	204
Present value adjustment	(8)	(5)	(13)
Total	$140	$51	$191

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts and reserve for sales promotions. Accounts outstanding longer than the contractual payment terms are considered past due. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses.

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

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the previously established credit losses framework with a new accounting standard that requires management to measure an allowance for expected credit losses that is based on a broader range of reasonable and supportable information for lifetime credit loss estimates.

Results of Operations

Thirteen Weeks Ended April 1, 2023 Compared with Thirteen Weeks Ended April 2, 2022

Net sales for the thirteen weeks ended April 1, 2023 decreased to $2,490,000, or 28%, from net sales of $3,463,000 for the thirteen weeks ended April 2, 2022. Sales of our vegan cheese products decreased to $2,100,000 in the thirteen weeks ended April 1, 2023 from $2,916,000 in the thirteen weeks ended April 2, 2022, due to the timing of cheese promotions that occurred this year versus last year. Sales of our frozen dessert and frozen food products, which consist primarily of frozen dessert products, decreased to $390,000 for the thirteen weeks ended April 1, 2023 from $547,000 for the thirteen weeks ended April 2, 2022. Sales of frozen dessert products were negatively impacted by a reduction in sales of our pint products.

Our gross profit decreased significantly to $606,000 for the thirteen weeks ended April 1, 2023 from $857,000 for the thirteen weeks ended April 2, 2022, due primarily to the timing of promotions being moved to a different fiscal period. Our gross profit percentage was 24% for the thirteen weeks ending April 1, 2023 compared to 25% for the thirteen weeks ended April 2, 2022.

Freight expense, a significant part of our cost of sales, decreased by $106,000, or 33%, for the thirteen weeks ended April 1, 2023 compared with $212,000, or 9%, for the thirteen weeks April 2, 2022. Freight expense was 9% of sales for both the thirteen weeks ended April 1, 2023 and April 2, 2022.

Selling expenses increased by $7,000, or 3%, to $271,000 for the thirteen weeks ended April 1, 2023 from $264,000 for the thirteen weeks ended April 2, 2022. The increase was due to increases in meetings and convention expense of $44,000 and sample shipping costs of $7,000, which were partially offset by decreases in commission expense of $21,000, outside warehouse rental expense of $15,000, and a decrease in bad debt expense of $15,000. The decrease in commission expense was caused by the decrease in sales, while the increase in meetings and convention expense was due to the sponsoring of food shows in 2023 that were not attended in the comparable 2022 period.

Marketing expenses decreased by $61,000, or 39%, to $95,000 for the thirteen weeks ended April 1, 2023 from $156,000 for the thirteen weeks ended April 2, 2022. The decrease was primarily due to decreases in advertising expense of $16,000, artwork and plate expense of $13,000, and promotion expense of $49,000, which were partially offset by an increase in point of sale materials expense of $13,000. The decrease in promotion expense is a reflection of the decrease in sales. We anticipate that our marketing expenses will continue at a lower level as compared to those for the 2022 period.

Product development costs, which consist principally of salary expenses and laboratory costs, decreased slightly by $12,000, or 27%, to $27,000 for the thirteen weeks ended April 1, 2023 from $40,000 for the thirteen weeks ended April 2, 2022, due to a $12,000 decrease in laboratory supplies. We anticipate our product development costs for the balance of the year will continue at a similar level as those for the 2022 period.

General and administrative expenses decreased by $35,000, or 10%, to $302,000 for the thirteen weeks ended April 1, 2023 from $337,000 for the thirteen weeks ended April 2, 2022, primarily due to decreases in professional fees and outside services expense of $15,000, public relations expense of $28,000 and IT expense of $7,000, which were partially offset by an increase in non-cash compensation expense of $20,000. We anticipate that our general and administrative expenses will continue at a slightly lower level than those for the 2022 period.

Income tax expense was $11,000 for the thirteen weeks ended April 1, 2023 and $20,000 for the thirteen weeks ended April 2, 2022. The income tax expense resulted from the reduction in the deferred tax asset balance during the thirteen weeks ended April 1, 2023 compared to the thirteen weeks ended April 2, 2022.

Liquidity and Capital Resources

As of April 1, 2023, we had approximately $418,000 in cash and our working capital was approximately $3,554,000, compared with approximately $1,072,000 in cash and working capital of $3,625,000 at December 31, 2022. The decrease in cash is primarily due to decreases in accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended April 1, 2023	Thirteen Weeks ended April 2, 2022
Net cash used in operating activities	$(650)	$(109)
Net cash used in financing activities	(4)	-
Net decrease in cash and cash equivalents	(654)	(109)

Net cash used in operating activities for the thirteen weeks ended April 1, 2023 was $650,000 compared to $109,000 used in operating activities for the thirteen weeks ended April 2, 2022. Net cash used in operating activities for the thirteen weeks ended April 1, 2023 was primarily a result of a net loss of $102,000, an increase in inventories of $124,000, deferred taxes of $32,000, a decrease in accounts payable and accrued expenses of $838,000, and a non-cash lease expense of $3,000, offset by a decrease in accounts receivable of $365,000, a decrease in deferred taxes of $10,000, stock-based compensation of $20,000, and a decrease in prepaid expenses and other current assets of $14,000. The increase in inventories during the period is due to management’s decision to purchase certain key ingredients in advance of production needs to ensure an adequate supply and to prevent future production disruptions.

We believe our existing cash on hand at April 1, 2023, existing working capital and the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy-free frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of April 1, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of April 1, 2023, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as April 1, 2023.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of April 1, 2023 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our historically small workforce, which consisted of four persons at April 1, 2023.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Date: May 16, 2023

