Form 10-Q
period 2023-07-01
TOFUTTI BRANDS INC
filed 2023-08-15
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 15, 2023 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash	$576	$1,072
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $490 and $495, respectively	847	1,305
Inventories	2,419	2,463
Prepaid expenses and other current assets	68	80
Total current assets	3,910	4,920
Operating lease right-of-use assets	116	158
Finance lease right-of-use asset	43	53
Deferred tax assets	182	367
Other assets	19	19
Total assets	$4,270	$5,517
Liabilities and Stockholders’ Equity
Current liabilities:
Income taxes payable	—	41
Accounts payable	152	684
Accrued expenses	320	555
Finance lease liability, current portion	15	15
Total current liabilities	487	1,295
Financing lease liabilities, long-term	31	39
Operating lease liabilities	41	85
Total liabilities	559	1,419
Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	296	263
Retained earnings	3,363	3,783
Total stockholders’ equity	3,711	4,098
Total liabilities and stockholders’ equity	$4,270	$5,517

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended July 1, 2023	Thirteen weeks ended July 2, 2022	Twenty-six weeks ended July 1, 2023	Twenty-six weeks ended July 2, 2022

Net sales	$2,719	$2,979	$5,208	$6,442
Cost of sales	2,052	2,454	3,935	5,060
Gross profit	667	525	1,273	1,382

Operating expenses:
Selling and warehouse	320	309	592	573
Marketing	89	111	184	267
Research and development	56	42	83	82
General and administrative	383	349	686	686
	848	811	1,545	1,608

Loss from operations	(181)	(286)	(272)	(226)

Other income:
SBA loan forgiveness	—	—	—	165

Loss before interest expense and income taxes	(181)	(286)	(272)	(61)
Interest expense	1	—	2	—
Loss before income tax	(182)	(286)	(274)	(61)
Income tax expense (benefit)	136	(78)	146	(58)

Net loss	$(318)	$(208)	$(420)	$(3)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Loss per common share:
Basic	$(0.06)	$(0.04)	$(0.08)	$(0.00)
Diluted	$(0.06)	$(0.04)	$(0.08)	$(0.00)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and twenty-six weeks ended July 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2022	$52	263	3,783	4,098
Stock-based compensation	—	20	—	20
Net loss	—	—	(102)	(102)
April 1, 2023	$52	283	3,681	4,016
Stock-based compensation	—	13	—	13
Net loss	—	—	(318)	(318)
July 1, 2023	$52	296	3,363	3,711

	Thirteen and twenty-six weeks ended July 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2022	$52	$207	$4,308	$4,567
Net income	—	—	205	205
April 2, 2022	$52	$207	$4,513	$4,772

Net loss	—	—	(208)	(208)
July 2, 2022	$52	$207	$4,224	$4,483

See accompanying notes to unaudited condensed financial statements.

5

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Twenty-six weeks ended	Twenty-six weeks ended
	1-Jul-23	2-Jul-22

Cash used in operating activities, net	$(485)	$(522)
Cash used in financing activities, net	(4)	—
Net decrease in cash	$(489)	$(522)

Cash at beginning of period	1,072	1,698

Cash at end of period	$569	$1,176

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six-week period ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.

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

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the previously established credit losses framework with a new accounting standard that requires management to measure an allowance for expected credit losses that is based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The Company has assessed that the adoption of this standard has not had a material affect on the financial statements.

Note 3: Inventories

Inventories consist of the following:

	July 1, 2023	December 31, 2022
Finished products	$1,503	$1,387
Raw materials and packaging	916	1,076
	$2,419	$2,463

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended July 1, 2023	Thirteen weeks ended July 2, 2022	Twenty-six weeks ended July 1, 2023	Twenty-six weeks ended July 2, 2022
Loss, numerator, basic computation	$(318)	$(208)	$(427)	$(3)
Net loss, numerator, diluted computation	$(318)	$(208)	$(427)	$(3)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Loss per common share - basic	$(0.06)	$(0.04)	$(0.08)	$(0.00)
Loss per common share - diluted	$(0.06)	$(0.04)	$(0.08)	$(0.00)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended July 1, 2023	Thirteen weeks Ended July 2, 2022
Shares subject to outstanding common stock options	250,000	—

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” 0 and 250,000 stock options were issued in 2023 and 2022, respectively, and 250,000 non-qualified options were outstanding as of July 1, 2023. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 will vest in December 2023, and 83,334 will vest in December 2024. In the event of a sale of the Company at any time prior to December 22, 2024, all remaining unvested options shall vest immediately. All options expire on December 22, 2027.

The following is a summary of stock option activity from April 1, 2023 to July 1, 2023:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at April 1, 2023 and December 31, 2022	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at July 1, 2023	250,000	0.95
Exercisable at July 1, 2023	83,333	0.95

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at July 1, 2023:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	4.50	$0.95	83,333

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During the fiscal year ended December 31, 2022, 250,000 options were granted, with 83,333 of the options vesting at the respective grant date, 83,333 vesting in December 2023, and 83,334 vesting in December 2024. At the date of grant, expected volatility was 82.65%, a risk-free rate of 3.79%, 0% expected dividends, and an expected term of five years.

As of July 1, 2023, the intrinsic value of the options outstanding and exercisable options was $35 and $12, respectively, and there was $65 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended July 1, 2023 was $13,000, which is recorded in general and administrative expenses on the statement of operations.

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

Revenues by geographical region are as follows:

	Thirteen weeks ended July 1, 2023	Thirteen weeks ended July 2, 2022	Twenty-six weeks ended July 1, 2023	Twenty-six weeks ended July 2, 2022
Revenues by geography:
Americas	$2,586	$2,780	$5,006	$6,065
Europe	7	109	11	109
Asia Pacific and Africa	—	—	57	—
Middle East	126	90	134	268
	$2,719	$2,979	$5,208	$6,442

Approximately 93% of the Americas’ revenue for the thirteen weeks ended July 1, 2023 is attributable to sales in the United States compared with 94% of the Americas’ revenue for the thirteen weeks ended July 2, 2022. For the twenty-six week period ended July 1, 2023 approximately 91% of the Americas’ revenue is attributable to sales in the United States compared to 94% for the twenty-six week period ended July 2, 2022. All of the Company’s assets are located in the United States.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended July 1, 2023	Thirteen weeks ended July 2, 2022	Twenty-six Weeks ended July 1, 2023	Twenty-six Weeks ended July 2, 2022
Frozen desserts	$436	$453	$826	$1,000
Cheeses	2,283	2,526	4,382	5,442
	$2,719	$2,979	$5,208	$6,442

Note 9: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $23 and $20 for the thirteen weeks ended July 1, 2023 and July 2, 2022, and $46 and $40 for the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $85 for the thirteen weeks ended July 1, 2023 and $95 for the thirteen weeks ended July 2, 2022, and $161 and $191 for the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively. The Company rents copiers under finance leases. The Company currently has one copier under a finance lease with a start date of June 1, 2022. Payments for copiers amounted to $4 and $5 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively and $8 and $12 for the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	July 1, 2023	December 31, 2022
Operating lease right-of-use assets	$116	$158

Current portion of lease liabilities	74	74
Operating lease liabilities, net of current portion	41	85
Total lease liability	$115	$159

Weighted average remaining lease term (in years)	1.5	2.1
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	July 1, 2023	December 31, 2022
Finance lease right-of-use asset	$43	$53

Current portion of lease liabilities	15	15
Finance lease liabilities, net of current portion	31	39
Total lease liabilities	$46	$54

Weighted average remaining lease term (in years)	3.0	3.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of July 1, 2023 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2023 (remainder of year)	$34	$8	$42
2024	81	18	99
2025	7	18	25
2026	-	7	7
Total future minimum lease payments	122	51	173
Present value adjustment	(7)	(5)	(10)
Total	$115	$46	$163

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

Revenue Recognition. We primarily sell vegan and dairy-free soy-based cheeses and frozen desserts. We recognize revenue when control over the products transfers to our customers, deemed to be the performance obligation, which generally occurs when the product is shipped or picked up from one of our distribution locations by the customer. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material impact on our unaudited condensed consolidated financial statements.

Our ability to handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been materially impacted. Nor have we experienced a significant change in the timeliness of payments of our invoices. Our cash position is $764,000 as of August 10, 2023 as compared to our fiscal year end December 31, 2022 balance of $1,072,000.

Results of Operations

Thirteen Weeks Ended July 1, 2023 Compared with Thirteen Weeks Ended July 2, 2022

Net sales for the thirteen weeks ended July 1, 2023 decreased by $260,000, or 9%, to $2,719,000, from net sales of $2,979,000 for the thirteen weeks ended July 2, 2022. Sales of our vegan cheese products decreased to $2,344,000 in the thirteen weeks ended July 1, 2023 from $2,497,000 in the thirteen weeks ended July 2, 2022. Sales of our frozen dessert products, decreased to $436,000 in the thirteen weeks ended July 1, 2023 from $453,000 for the thirteen weeks ended July 2, 2022. The decrease in frozen dessert product sales was due to a decrease in sales of our frozen dessert pints. Sales of our cheese products decreased to $2,283,000 for the thirteen weeks ended July 1, 2023 from $2,526,000 for the thirteen weeks ended July 2, 2022.

Our gross profit increased to $667,000 for the thirteen weeks ended July 1, 2023 from $525,000 for the thirteen weeks ended July 2, 2022. Our gross profit percentage was 25% for the thirteen weeks ending July 1, 2023 compared to 18% for the thirteen weeks ending July 2, 2022. Our gross profit dollars and gross profit percentage were positively impacted by a decrease in our sales promotion and allowance expenses to $336,000 in the second quarter of this year as compared to $403,000 in the second quarter of the prior fiscal year. We anticipate that our gross profit dollars and gross profit percentage will remain consistent for the balance of 2023.

Freight expense, a significant part of our cost of sales, decreased by $153,000, or 47%, to $173,000 for the thirteen weeks ended July 1, 2023 compared with $324,000 for the thirteen weeks ended July 2, 2022. Freight expense was 6% of sales for the thirteen weeks ended July 1, 2023 compared to 11% of sales for the thirteen weeks ended July 2, 2022. The decrease in freight expenses was primarily due to the decrease in sales and the significant reduction in fuel costs. The decrease in freight expense was also a significant reason for the increase in gross profit dollars and percentage. We anticipate that our freight expense will continue at a lower rate for the balance of 2022.

Selling expenses increased slightly by $11,000, or 4%, to $320,000 for the thirteen weeks ended July 1, 2023 from $309,000 for the thirteen weeks ended July 2, 2022. The increase was due decreases in commission expense of $44,000, outside warehouse rental of $10,000 and travel and entertainment and auto expense of $12,000, which were offset in great measure by increases in meetings and conventions expense of $56,000, sample shipping costs of $9,000 and payroll expense of $8,000. The significant increase in meetings and convention expense this quarter was due to management’s decision to re-engage with distributor and national trade shows following the COVID-19 pandemic. We anticipate that this expense will significantly increase in 2023 compared to 2022. The decrease in commission expense is due to the decrease in sales for the thirteen-weeks ended July 1, 2023 compared with the thirteen-weeks ended July 2, 2022.

Marketing expenses decreased by $22,000, or 20%, to $89,000 for the thirteen weeks ended July 1, 2023 from $111,000 for the thirteen weeks ended July 2, 2022. The decrease was primarily due to a decrease in artwork and plates expense of $53,000, which was partially offset by an increase in promotion expense of $30,000. The decrease in artwork and plate expense was due to the fact that the expenses for a complete redesign of all the Company’s packaging took place in 2022 and did not carry through to the current year. We anticipate that our marketing expenses for the balance of the year will be lower than the corresponding periods in fiscal year 2022.

Product development costs, which consist principally of salary expenses and laboratory costs, increased by $14,000, or 33%, to $56,000 for the thirteen weeks ended July 1, 2023 from $42,000 for the thirteen weeks ended July 2, 2022. The increase was primarily due to an increase in professional fees and outside services expense of $5,000 and depreciation expense of $5,000. We anticipate our product development costs to continue at a slightly higher level than the corresponding 2022 periods as we have begun limited research and development work.

General and administrative expenses increased by $34,000, or 10%, to $383,000 for the thirteen weeks ended July 1, 2023 from $349,000 for the thirteen weeks ended July 2, 2022, primarily due to increases in public relations expense of $20,000 and non-cash stock option expense of $13,000. We anticipate our general and administrative expenses for the remaining periods in 2023 will approximate the same levels as in the corresponding 2022 periods.

Income tax expense was $136,000 for the thirteen weeks ended July 1, 2023 and $78,000 for the thirteen weeks ended July 2, 2022. The income tax expense for the current period is the result of the reduction in the deferred tax asset reflecting management’s decision on the availability of future net operating tax loss carry-forwards.

Twenty Six Weeks Ended July 1, 2023 Compared with Twenty Six Weeks Ended July 2, 2022

Net sales for the twenty-six weeks ended July 1, 2023 decreased by $1,234,000, or 19%, to $5,208,000, from net sales of $6,442,000 for the twenty-six weeks ended July 2, 2022. Sales of our vegan cheese products decreased to $4,382,000 in the twenty-six weeks ended July 1, 2023 from $5,442,000 for the twenty-six weeks ended July 2, 2022. Sales of our frozen dessert products decreased to $826,000 for the twenty-six weeks ended July 1, 2023 from $1,000,000 for the twenty-six weeks ended July 2, 2022. The significant reduction in sales for the current twenty-six week period was primarily due to the $971,000 decrease in sales in the first quarter of fiscal 2023.

Our gross profit decreased to $1,273,000 for the twenty-six weeks ended July 1, 2023 from $1,382,000 for the twenty-six weeks ended July 2, 2022, while our gross profit percentage was 24% for the twenty-six weeks ending July 1, 2023 compared to 21% for the twenty-six weeks ending July 2, 2022. The decrease in gross profit was due to the reduction in sales. The increase in our gross profit percentage was due to a $235,000 decrease in sales promotion and allowance expense to $525,000 in fiscal 2023, from $760,000 in fiscal 2022.

Freight expense, a significant part of our cost of sales, decreased by $258,000, or 40%, to $385,000 for the twenty-six weeks ended July 1, 2023 compared with $643,000 for the twenty-six weeks July 2, 2022. Freight expense was 6% of sales for the twenty-six weeks ended July 1, 2023 compared to 10% of sales for the twenty-six weeks ended July 2, 2022. The decrease in freight expenses was due primarily to the decrease in sales and the significant reduction in fuel costs. The decrease in the freight expense percentage was also a significant reason for the increase in gross profit percentage for the fiscal 2023 period.

Selling expenses increased by $19,000, or 3%, to $592,000 for the twenty-six weeks ended July 1, 2023 from $573,000 for the twenty-six weeks ended July 2, 2022. The increase was primarily attributable to an increase in meetings and convention expense of $100,000, payroll expense of $13,000 and sample shipping costs of $15,000, which were partially offset by decreases in bad debt expense of $15,000, outside warehouse rental expense of $30,000 and commission expense of $65,000. The significant increase in meetings and convention expense was due to managements decision to re-engage with distribution and national trade shows following the COVID-19 pandemic. We anticipate that this expense will significantly increase in 2023 compared to 2022. The decrease in commission expense is due to the decrease in sales for the twenty-six weeks ended July 1, 2023 compared with the twenty-six weeks ended July 2, 2022.

Marketing expenses decreased by $83,000, or 31%, to $184,000 for the twenty-six weeks ended July 1, 2023 from $267,000 for the twenty-six weeks ended July 2, 2022. The decrease was primarily due to decreases in artwork and plates expense of $66,000, promotions expense of $19,000 and advertising expense of $14,000, which were partially offset by an increase in point of sale material expense of $14,000. We anticipate our marketing expenses in fiscal 2023 will be lower than those in fiscal 2022.

Product development costs, which consist principally of salary expenses and laboratory costs, were $83,000 for the twenty-six weeks ended July 1, 2023 and $82,000 for the twenty-six weeks ended July 2, 2022.

General and administrative expenses remained unchanged at $693,000 for both the twenty-six weeks ended July 1, 2023 and for the twenty-six weeks ended July 2, 2022. In 2023 we incurred increases in payroll expense of $13,000 and non-cash stock option expense of $33,000, which were partially offset by a decrease in professional fees and outside services expense of $22,000, general insurance expense of $8,000 and equipment rental expense of $6,000. We anticipate that general and administrative expenses for the balance of fiscal 2023 will approximate those of fiscal 2022.

Income tax expense was $146,000 for the twenty-six weeks ended July 1, 2023 and $58,000 for the thirteen weeks ended July 2, 2022. The income tax expense for the current period is the result of the reduction in the deferred tax asset reflecting management’s decision on the availability of future net operating tax loss carry-forwards.

Liquidity and Capital Resources

As of July 1, 2023, we had approximately $576,000 in cash and our working capital was approximately $3,382,000, compared with approximately $1,072,000 in cash and working capital of $3,625,000 at December 31, 2022.

The following table summarizes our cash flows for the periods presented:

	Twenty-six weeks ended	Twenty-six weeks ended
	1-Jul-23	2-Jul-22

Cash used in operating activities, net	$(485)	$(522)
Cash used in financing activities, net	(4)	—
Net decrease in cash	$(489)	$(522)

Net cash used in operating activities for the thirteen weeks ended July 1, 2023 was $489,000 compared to $522,000 used in operating activities for the thirteen weeks ended July 2, 2022. Net cash used in operating activities for the twenty-six weeks ended July 1, 2023 was primarily a result of a net loss of $293,000 and the decrease in current liabilities of $766,000, which were partially offset by the decrease in accounts receivable of $458,000.

We believe our existing cash on hand at July 1, 2023, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

Beginning in 2022 and as of the date of this quarterly report, the Company has experienced inflation. Economic inflation has led the Company to incur substantial increases in ingredient, packaging, freight, and co-packing expenses. While we do believe that certain of these costs and expenses will return to their previous lower levels, such as freight expense, there is no assurance that they will do so. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect that this pattern will continue and that we will experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of July 1, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of July 2, 2022, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of July 2, 2022.

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at July 1, 2023.

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

Date: August 15, 2023

