Form 10-Q
period 2023-09-30
TOFUTTI BRANDS INC
filed 2023-11-14
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of November 14, 2023 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$727	$1,072
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $510 and $495, respectively	986	1,305
Inventories	2,547	2,463
Prepaid expenses and other current assets	87	80
Total current assets	4,347	4,920
Operating lease right-of-use assets	100	158
Finance lease right-of-use asset	40	53
Deferred tax assets	183	367
Other assets	19	19
Total assets	$4,689	$5,517
Liabilities and Stockholders’ Equity
Current liabilities:
Income taxes payable	$—	$41
Accounts payable	491	684
Accrued expenses	294	555
Finance lease liability, current portion	15	15
Total current liabilities	800	1,295
Financing lease liabilities, long-term	27	39
Operating lease liabilities	27	85
Total liabilities	854	1,419
Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	310	263
Retained earnings	3,473	3,783
Total stockholders’ equity	3,835	4,098
Total liabilities and stockholders’ equity	$4,689	$5,517

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended September 30, 2023	Thirteen weeks ended October 1, 2022	Thirty-nine weeks ended September 30, 2023	Thirty-nine weeks ended October 1, 2022

Net sales	$2,515	$2,896	$7,724	$9,338
Cost of sales	1,729	2,469	5,665	7,526
Gross profit	786	427	2,059	1,812

Operating expenses:
Selling and warehouse	210	261	802	834
Marketing	103	103	287	370
Research and development	28	26	111	108
General and administrative	333	298	1,018	987
	674	688	2,218	2,299

Income (loss) from operations	112	(261)	(159)	(487)

Other income:
SBA loan forgiveness	-	-	-	165

Income (loss) before interest expense and income taxes	112	(261)	(159)	(322)
Interest expense	1	-	3	-
Loss before income tax	111	(261)	(162)	(322)
Income tax expense (benefit)	1	(69)	148	(127)

Net income (loss)	$110	$(192)	$(310)	$(195)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Income (loss) per common share:
Basic	$.02	$(.04)	$(.06)	$(.04)
Diluted	$.02	$(.04)	$(.06)	$(.04)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and thirty-nine weeks ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2022	$52	263	3,783	4,098
Stock-based compensation	—	20	—	20
Net (loss)	—	—	(102)	(102)
April 1, 2023	$52	283	3,681	4,016
Stock-based compensation	—	13	—	13
Net (loss)	—	—	(318)	(318)
July 1, 2023	$52	296	3,363	3,711
Stock-based compensation	—	14	—	14
Net income	—	—	110	110
September 30, 2023	$52	310	3,473	3,835

	Thirteen and thirty-nine weeks ended October 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2022	$52	207	4,308	4,567
Net (loss)	—	—	205	205
April 2, 2022	$52	207	4,513	4,772
Net (loss)	—	—	(208)	(208)
July 2, 2022	$52	207	4,305	4,564
Net (loss)	—	—	(192)	(192)
October 1, 2022	$52	207	4,113	4,372

See accompanying notes to unaudited condensed financial statements.

5

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirty-nine weeks ended	Thirty-nine weeks ended
	30-Sept-23	1-Oct-22
Cash used in operating activities, net	$(337)	$(733)
Cash used in financing activities, net	(8)	—
Net decrease in cash	$(345)	$(733)
Cash at beginning of period	1,072	1,698

Cash at end of period	$727	$965

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and thirty-nine-week periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Finished products	$1,505	$1,387
Raw materials and packaging	1,042	1,076
	$2,547	$2,463

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

Diluted earnings per share is computed by dividing income available to common stockholders, adjusted for the effects of the presumed issuance of potential common shares, by the number of (1) weighted average common shares outstanding, plus (2) potentially issuable shares, such as stock options. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended September 30, 2023	Thirteen weeks ended October 1, 2022	Thirty-nine weeks ended September 30, 2023	Thirty-nine weeks ended October 1, 2022
Income (loss), numerator, basic computation	$96	$(192)	$(324)	$(195)
Net income (loss), numerator, diluted computation	$96	$(192)	$(324)	$(195)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Income (loss) per common share - basic	$.02	$(0.04)	$(.06)	$(0.04)
Income (loss) per common share - diluted	$.02	$(0.04)	$(.06)	$(0.04)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended September 30, 2023	Thirteen weeks Ended October 1, 2022
Shares subject to outstanding common stock options	250,000	—

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan permits performance-based awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” 0 and 250,000 stock options were issued in 2023 and 2022, respectively, and 250,000 non-qualified options were outstanding as of September 30, 2023. The exercise price of all options granted is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the grant date in 2022, 83,333 options will vest in December 2023, and 83,334 options will vest in December 2024. In the event of a sale of the Company at any time prior to December 22, 2024, all remaining unvested options shall vest immediately. All of the outstanding options will expire on December 22, 2027.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following is a summary of stock option activity from July 1, 2023 to September 30, 2023:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at July 1, 2023 and December 31, 2022	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2023	250,000	0.95
Exercisable at September 30, 2023	83,333	0.95

The following table summarizes information about stock options outstanding at September 30, 2023:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	4.25	$0.95	83,333

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During the fiscal year ended December 31, 2022, 250,000 options were granted, with 83,333 of the options vesting at the grant date, 83,333 options vesting in December 2023, and 83,334 options vesting in December 2024. At the date of grant, expected volatility was 82.65%, a risk-free rate of 3.79%, 0% expected dividends, and an expected term of five years.

As of September 30, 2023, the intrinsic value of the options outstanding and exercisable options was $0, and there was $52 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended September 30, 2023 was $14,000, which is recorded in general and administrative expenses on the statement of operations.

The outstanding 250,000 options will expire on December 22, 2027 if not exercised by that date.

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Revenues by geographical region are as follows:

	Thirteen weeks ended September 30, 2023	Thirteen weeks ended October 1, 2022	Thirty-nine weeks ended September 30, 2023	Thirty-nine weeks ended October 1, 2022
Revenues by geography:
Americas	$2,345	$2,688	$7,352	$8,753
Europe	122	40	133	149
Asia Pacific and Africa	-	53	57	53
Middle East	48	115	182	383
	$2,515	$2,896	$7,724	$9,338

Approximately 91% of the Americas’ revenue for the thirteen weeks ended September 30, 2023 is attributable to sales in the United States compared with 94% of the Americas’ revenue for the thirteen weeks ended October 1, 2022. For the thirty-nine week period ended September 30, 2023 approximately 91% of the Americas’ revenue is attributable to sales in the United States compared to 94% for the thirty-nine week period ended October 1, 2022. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen weeks ended September 30, 2023	Thirteen weeks ended October 1, 2022	Thirty-nine Weeks ended September 30, 2023	Thirty-nine Weeks ended October 1, 2022
Frozen desserts	$405	$562	$1,232	$1,562
Cheeses	2,110	2,334	6,492	7,776
	$2,515	$2,896	$7,724	$9,338

Note 9: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on October 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $23 and $21 for the thirteen weeks ended September 30, 2023 and October 1, 2022, and $69 and $61 for the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the foreseeable future and that if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $85 for the thirteen weeks ended September 30, 2023 and $72 for the thirteen weeks ended October 1, 2022, and $246 and $262 for the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively. The Company rents copiers under finance leases. The Company currently has one copier under a finance lease with a start date of June 1, 2022. Payments for copiers amounted to $0 and $7 for the thirteen weeks ended September 30, 2023 and October 1, 2022, respectively and $6 and $5 for the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$100	$158

Current portion of lease liabilities	73	74
Operating lease liabilities, net of current portion	27	85
Total lease liability	$100	$159

Weighted average remaining lease term (in years)	1.2	2.1
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	September 30, 2023	December 31, 2022
Finance lease right-of-use asset	$40	$53

Current portion of lease liabilities	15	15
Finance lease liabilities, net of current portion	27	39
Total lease liabilities	$42	$54

Weighted average remaining lease term (in years)	2.8	3.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of September 30, 2023 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2023 (remainder of year)	$20	$4	$24
2024	80	18	99
2025	6	18	25
2026	-	7	7
Total future minimum lease payments	106	47	155
Present value adjustment	(6)	(5)	(11)
Total	$100	$42	$144

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

Results of Operations

Thirteen Weeks Ended September 30, 2023 Compared with Thirteen Weeks Ended October 1, 2022

Net sales for the thirteen weeks ended September 30, 2023 decreased by $381,000, or 13%, to $2,515,000, from net sales of $2,896,000 for the thirteen weeks ended October 1, 2022. Sales of our vegan cheese products decreased to $2,110,000 in the thirteen weeks ended September 30, 2023 from $2,344,000 in the thirteen weeks ended October 1, 2022. Sales of our frozen dessert products, decreased to $406,000 in the thirteen weeks ended September 30, 2023 from $562,000 for the thirteen weeks ended October 1, 2022. The decrease in frozen dessert product sales was due to a decrease in sales of our frozen dessert pints. The decrease in sales of our vegan cheese products was due to the continuing introduction of competitive vegan cheese products which negatively impacts the rate of turnover of our vegan cheese products on store shelves.

Our gross profit increased to $786,000 for the thirteen weeks ended September 30, 2023 from $427,000 for the thirteen weeks ended October 1, 2022. Our gross profit percentage was 31% for the thirteen weeks ending September 30, 2023 compared to 15% for the thirteen weeks ending October 1, 2022. Our gross profit dollars and gross profit percentage were positively impacted by a significant reduction of cost during the current quarter of certain key ingredients, mainly palm oil, as compared to the third quarter of last year. Our gross profit dollars and gross profit percentage were also positively impacted by a decrease in our sales promotion and allowance expenses to $205,000 in the third quarter of this year as compared to $238,000 in the third quarter of the prior fiscal year.

Freight expense, a significant part of our cost of sales, increased slightly by $8,000, or 4%, to $226,000 for the thirteen weeks ended September 30, 2023 compared with $218,000 for the thirteen weeks ended October 1, 2022. Freight expense was 9% of sales for the thirteen weeks ended September 30, 2023 compared to 8% of sales for the thirteen weeks ended October 1, 2022. The increase in our freight expense percentage in the current quarter was due to increases in the cost of fuel.

Selling expenses decreased by $51,000, or 20%, to $210,000 for the thirteen weeks ended September 30, 2023 from $261,000 for the thirteen weeks ended October 1, 2022. The decrease was due primarily to a decrease in commission expense of $29,000, meetings and convention expense of $13,000, and bad debt expense of $15,000, which was partially offset by an increase in outside warehouse rental expense of $12,000. The decrease in commission expense was due to the decrease in sales for the current quarter. We anticipate selling expenses will continue at a lower level for the balance of the year.

Marketing expenses were unchanged for both thirteen week periods at $103,000. Decreases in point of sale material expense of $19,000 and artwork and plate expense of $6,000 were offset by an increase in advertising expense of $25,000.

Product development costs, which consist principally of salary expenses and laboratory costs, increased slightly by $2,000, or 8%, to $28,000 for the thirteen weeks ended September 30, 2023 from $26,000 for the thirteen weeks ended October 1, 2022.

General and administrative expenses increased by $34,000, or 11%, to $332,000 for the thirteen weeks ended September 30, 2023 from $298,000 for the thirteen weeks ended October 1, 2022, primarily due to increases in public relations expense of $5,000, non-cash stock option expense of $13,000, and IT expense of $13,000. We anticipate our general and administrative expenses for the remaining periods in 2023 will approximate the same levels as in the corresponding 2022 periods, with the exception of the non-cash stock options expense.

Income tax expense was $1,000 for the thirteen weeks ended September 30, 2023 compared with an income tax benefit of $69,000 for the thirteen weeks ended October 1, 2022. The Company is in a year-to-date loss position. Therefore, the Company has reserved against the valuation in prior periods, and as such has determined that the adjusted effective tax rate is 0% for the quarter ended September 30, 2023.

Thirty-Nine Weeks Ended September 30, 2023 Compared with Thirty Nine Weeks Ended October 1, 2022

Net sales for the thirty-nine weeks ended September 30, 2023 decreased by $1,614,000, or 17%, to $7,724,000, from net sales of $9,338,000 for the thirty-nine weeks ended October 1, 2022. Sales of our vegan cheese products decreased to $6,492,000 in the thirty-nine weeks ended September 30, 2023 from $7,776,000 for the thirty-nine weeks ended October 1, 2022. Sales of our frozen dessert products decreased to $1,232,000 for the thirty-nine weeks ended September 30, 2023 from $1,512,000 for the thirty-nine weeks ended October 1, 2022. The decrease in sales of our vegan cheese products was due to the continued introduction of competitive vegan cheese products which negatively impacts the rate of turnover of our vegan cheese products on store shelves. The decrease in frozen dessert sales was due to a decrease in sales of our frozen dessert pints.

Our gross profit increased to $2,059,000 for the thirty-nine weeks ended September 30, 2023 from $1,812,000 for the thirty-nine weeks ended October 1, 2022, while our gross profit percentage was 27% for the thirty-nine weeks ending September 30, 2023 compared to 19% for the thirty-nine weeks ending October 1, 2022. The increase in our gross profit percentage was due to a $230,000 decrease in sales promotion and allowance expense to $768,000 in fiscal 2023, from $998,000 in fiscal 2022. Our sales promotion and allowance expense is directly correlated to our sales volume.

Freight expense, a significant part of our cost of sales, decreased by $250,000, or 29%, to $611,000 for the thirty-nine weeks ended September 30, 2023 compared with $861,000 for the thirty-nine weeks October 1, 2022. Freight expense was 8% of sales for the thirty-nine weeks ended September 30, 2023 compared to 9% of sales for the thirty-nine weeks ended October 1, 2022. The decrease in freight expenses was due primarily to the decrease in sales. The decrease in the freight expense percentage was also a reason for the increase in gross profit percentage for the fiscal 2023 period.

Selling expenses decreased by $32,000, or 4%, to $802,000 for the thirty-nine weeks ended September 30, 2023 from $834,000 for the thirty-nine weeks ended October 1, 2022. The decrease was primarily attributable to a decrease in commission expenses of $94,000, outside warehouse rental expense of $17,000, bad debt expense of $31,000, and travel, entertainment and auto expenses of $14,000, which were partially offset by increases in meetings and convention expense of $87,000 and sample shipping costs of $13,000. The decrease in commission expenses is due to the decrease in sales.

Marketing expenses decreased by $83,000, or 22%, to $287,000 for the thirty-nine weeks ended September 30, 2023 from $370,000 for the thirty-nine weeks ended October 1, 2022. The decrease was primarily due to decreases in artwork and plates expense of $72,000, promotions expense of $21,000 and point of sales material expense of $14,000, which were partially offset by an increase in advertisement expense of $15,000.

Research and development costs were $111,000 for the thirty-nine weeks ended September 30, 2023 and $108,000 for the thirty-nine weeks ended October 1, 2022.

General and administrative expenses were $1,018,000 for the thirty-nine weeks ended September 30, 2023, an increase of $31,000, or 3%, compared to $987,000 for the thirty-nine weeks ended October 1, 2022. The increase was due primarily to an increase in stock option expense of $47,000, payroll expense of $16,000 and IT expense of $8,000, which was partially offset by a decrease in professional fees, outside service expense of $27,000 and travel, entertainment and auto expense of $14,000.

Income tax expense was $148,000 for the thirty-nine weeks ended September 30, 2023 compared to an income tax benefit of $127,000 for the thirty-nine weeks ended October 1, 2022. The income tax expense for the current period is the result of the reduction in the deferred tax asset reflecting management’s decision on the availability of future net operating tax loss carry-forwards.

Liquidity and Capital Resources

As of November 9, 2023, we had approximately $747,000 in cash and our working capital was approximately $3,533,000, compared with approximately $1,072,000 in cash and working capital of $3,625,000 at December 31, 2022.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine weeks ended	Thirty-nine weeks ended
	30-Sept-23	1-Oct-22
Cash used in operating activities, net	$(337)	$(733)
Cash used in financing activities, net	(8)	—
Net decrease in cash	$(345)	$(733)
Cash at beginning of period	1,072	1,698

Cash at end of period	$727	$965

Net cash used in operating activities for the thirty-nine weeks ended September 30, 2023 was $345,000 compared to $733,000 used in operating activities for the thirty-nine ended October 1, 2022. Net cash used in operating activities for the thirty-nine weeks ended September 30, 2023 was primarily a result of our net loss of $324,000 and the decrease in current liabilities of $495,000, which were partially offset by the decrease in accounts receivable of $334,000 and the increase in inventory of $184,000.

We believe our existing cash on hand at September 30, 2023, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

Beginning in 2022 and as of the date of this quarterly report, the Company has experienced inflation. Economic inflation has led the Company to incur substantial increases in ingredient, packaging, freight, and co-packing expenses. While we do believe that certain of these costs and expenses will return to their previous lower levels, as some have recently started to do, there is no assurance that they will do so. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect that this pattern will continue and that we will experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of October 1, 2022, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of October 1, 2022.

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at September 30, 2023.

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

Date: November 14, 2023

