Form 10-K
period 2023-12-30
TOFUTTI BRANDS INC
filed 2024-04-03
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 30, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $1,842,074.

As of April 3, 2024, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand plant-based, dairy free frozen desserts and cheese products, which contain no butterfat, cholesterol or lactose.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended December 30, 2023 (fiscal 2023) and December 31, 2022 (fiscal 2022).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand plant-based, dairy free frozen dessert and cheese products that contain no butterfat or cholesterol and use soy and other vegetable proteins. Our products are 100% dairy free, but offer consumers the same texture and full-bodied taste as their dairy counterparts. Our cholesterol free products derive their fat from corn and palm oils, each naturally lower in saturated fat than dairy products. All of our products are completely vegan and our vegan cheese products are gluten free as well. In addition, all of our products are certified Kosher-parve and all of our vegan cheese products are also certified Halal.

We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered and principal executive office is located at 50 Jackson Drive, Cranford, New Jersey 07016. Our telephone number is 908-272-2400. Our internet website address is www.tofutti.com. The information on our website is not incorporated by reference into this annual report.

STRATEGY

Our objective is to be a leading provider of plant-based, dairy free food products, primarily cheese products and frozen desserts, to supermarkets, health food stores, and food service customers in the United States and abroad. We intend to continue to introduce new plant-based products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

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

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as real cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in four flavors; plain, Herb & Chives, Smoked, and Garlic & Herb that are available in 8 oz. retail packages. The plain is also available in 5 lb. containers and 30 lb. bulk boxes for food service customers. BETTER THAN CREAM CHEESE is available nationally in many health food stores, select supermarkets, and food service outlets.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

♦	BETTER THAN SOUR CREAM® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. BETTER THAN SOUR CREAM has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and Guacamole, French Onion and Roasted Garlic flavors. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM is available nationally in many health food stores, select supermarkets and food service outlets.

♦	TOFUTTI AMERICAN VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI AMERICAN VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 14 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three-gallon bulk cans and one soft-serve flavor, vanilla.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of three different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion-controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, Kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Kroger, Giant Eagle, DeMoulas/Market Basket, and Wakefern Food Corp. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 4% of net collected sales. Certain key domestic, Kosher, and food service accounts and all international accounts are handled directly by us.

We currently sell our dairy-free vegan cheese products and frozen dessert products in most major markets in the United States, including Atlanta, Baltimore, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Houston, Jacksonville, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, Nashville, New York, Orlando, Philadelphia, Phoenix, Portland, Richmond, Salt Lake City, San Diego, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C. Our products are also sold in approximately twelve other countries.

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through approximately thirty nine (39) distributors to the national health food market.

We currently distribute most of our products by allowing customers to pick-up products from outside storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products. From our co-packing facilities, we either ship direct to our customers or we ship to outside public storage facilities from where our customers are able to pick up their orders. Use of outside storage facilities in several key locations in the United States allows us to provide our customers with products in a timely fashion. Currently, we use one warehouse in New jersey for our cheese products and one warehouse in Pennsylvania for our frozen dessert products. We use one warehouse in northern California for both categories of products.

Our sales to health food accounts in fiscal 2023 decreased to $4,476,000 from approximately $6,527,000 in fiscal 2022. Sales to health food accounts in fiscal 2023 and 2022 was 44% and 51% of total sales respectively. Sales to foreign distributors decreased to $1,219,000, or 12% of sales, in fiscal 2023, from $1,572,000, or 12% of sales, in fiscal 2022. Our sales to the Kosher market decreased to $711,000 in fiscal 2023, from sales of approximately $754,000 in fiscal 2022. Sales to Kosher market markets in fiscal 2023 were 7% of sales compared to 6% of sales in fiscal 2022.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 30, 2023		Fiscal Year ended December 31, 2022
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Metropolitan New York	$2,576	26%	$2,391	19%
Midwest	1,133	11%	1,854	14%
California	1,090	11%	2,011	16%
Northwest	626	6%	870	7%
Mid-Atlantic	578	6%	605	5%
New England	551	5%	870	7%
Upstate New York	509	5%	695	5%
Florida	478	5%	442	3%
Southwest	449	4%	598	5%
Southeast	262	3%	360	3%
Rocky Mountains	174	2%	286	2%

During fiscal 2023, we shipped our products to distributors in Australia, Canada, Egypt, the UK, France, Israel, Mexico, and Panama. Sales to foreign distributors decreased to $1,219,000, or 12% of sales, in fiscal 2023, from $1,572,000, or 12% of sales, in fiscal 2022. We conduct all of our foreign business in U.S. dollars. Our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

In most product categories, we compete not only with widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products. Sales of our plant-based cheese products have been significantly negatively impacted by increased competition with the introduction of new vegan cheese products from a number of other companies. Our future product sales of plant based cheese products could be negatively impacted by the further introduction of other competitive products.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. In fiscal 2023 and 2022, our product development expenses were approximately $166,000 and $143,000, respectively. We currently do not intend to reopen the laboratory to its previous level of operations. However, all required quality control requirements are still being performed as needed. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

For the fiscal years ended December 30, 2023 and December 31, 2022, we purchased approximately 57% and 49% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 9% and 14%, respectively, of our finished goods from College Circle Creamery (formerly Luke’s Ice Cream), our frozen dessert novelty co-packer.

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

EMPLOYEES

We have successfully operated our business with a limited number of employees for over a decade. We employed five persons as of December 30, 2023 and December 31, 2022 on a full-time basis. We consider our employees to be among the most valuable assets of our company.

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

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the fiscal years ended December 30, 2023 and December 31, 2022, we purchased approximately 57% and 49%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 9% and 14%, respectively, of our finished goods from College Circle Creamery (formerly Luke’s Ice Cream), our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

We had negative cash flow from operations of $225,000 for the year ended December 30, 2023 and as of December 30, 2023, we had $837,000 in cash and our working capital was $3,861,000 as compared to $1,072,000 in cash and $3,625,000 working capital at December 31, 2022. The lack of sufficient working capital in the past has negatively impacted our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

Our operating costs are subject to fluctuations which could affect our business results.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, changes in governmental agricultural and energy policies and regulations. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

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

Our future success is significantly dependent on the services of Steven Kass (age 72), our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

We may not be able to compete effectively in the highly competitive dairy free frozen dessert, cheese and health food markets.

The plant-based, dairy free frozen dessert, cheese and health food markets are highly competitive. In addition, many of our principal competitors are large, diversified companies with resources significantly greater than ours. We expect strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the dairy free frozen dessert and dairy free cheese food categories in supermarkets and other retail food outlets. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our market share and ability to grow our revenue could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over competitive products.

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

In addition, changing customer preferences may result in increased demands regarding packaging materials and other components in our products and their environmental impact on sustainability. Further, customers may place increasing importance on purchasing products that are sustainably grown and made. These demands may cause us to incur additional costs or make other changes to other operations to respond to such demands, which could adversely affect our financial results.

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

In fiscal 2023, approximately 12% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive and financial officer concluded that our internal control over financial reporting was ineffective as of December 30, 2023 because of the following material weaknesses in internal controls over financial reporting:

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

Trading on the OTCQB and OTCQX tier of the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

On October 24, 2016, our common stock began being quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. On January 10, 2022, our common stock was upgraded to the OTCQX tier. Subsequent to fiscal year 2023, on January 2, 2024, our common stock was downgraded to the OTCQB tier. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE MKT. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

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

Our facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease agreement expired in 1999, but we continue to occupy the premises under the terms of that agreement, subject to a six-month notification period from us and the landlord with respect to any changes. We currently have no plans to enter into a long-term lease agreement for the facility. Our rent expense was $93,000 in fiscal 2023 and $86,000 in fiscal 2022. Our management believes that the Cranford facility will continue to satisfy our space requirements for the immediate future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $339,000 and $363,000 during fiscal 2023 and 2022, respectively.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange, or the AMEX, on October 29, 1985 and traded on the AMEX or its successor, NYSE MKT, under the symbol TOF, until October 24, 2016 when our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB. On January 10, 2022, our stock was upgraded to the OTCQX tier. On January 2, 2024, our common stock was downgraded to the OTCQB tier.

Holders of Record

As of March 25, 2024, there were approximately 277 direct holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. 250,000 non-qualified option awards were granted in the fiscal year ended December 31, 2022, which remain outstanding as of December 30, 2023.

The Plan provides for grants of various types of awards (“Awards”) that are designed to attract highly qualified employees and directors who will contribute to the success of the company and to provide incentives to participants in this Plan that are linked directly to increases in shareholder value which will, therefore, inure to the benefit of all of our shareholders. The Plan will expire on June 9, 2024. The Plan makes 250,000 shares of our common stock available for Awards under the Plan. The Plan also permits performance-based Awards paid under the Plan to be tax deductible to the company as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Administration

The Plan is administered in accordance with the requirements of Section 162(m) of the Code (but only to the extent necessary and desirable to qualify Awards under the Plan as “performance-based compensation” under Section 162(m) and, to the extent applicable, Rule 16b-3 under the Exchange Act (“Rule 16b-3”), by the Board or, at the Board’s sole discretion, by the compensation or any other committee of the Board, as appointed by the Board (the “Administrator”).

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

No options or stock appreciation rights were exercised in the two fiscal years ended December 30, 2023 and December 31, 2022. There are currently 250,000 outstanding non-qualified stock options.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2023.

Purchase of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 30, 2023 (the fourth quarter of fiscal 2023).

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

Revenue Recognition. We primarily sell plant-based, dairy-free soy-based cheeses and frozen desserts. We recognize revenue when control over the products transfers to our customers, deemed to be the performance obligation, which generally occurs when the product is shipped or picked up from one of our distribution locations by the customer. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption and implementation of this ASU has not had a material effect on our financial statements.

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

We reported a net loss of $366,000 in fiscal 2023, and have not been consistently profitable in recent years. Our cash decreased to $837,000 as of December 30, 2023 from $1,072,000 as of December 31, 2022 and our working capital decreased to $3,440,000 as of December 30, 2023 from $3,625,000 as of December 31, 2022. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

We depend on a few key distributors for a significant portion of our sales.

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 37% and 47% of our net sales for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses, if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended December 30, 2023 and December 31, 2022, we purchased approximately 57% and 49%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 9% and 14%, respectively, of our finished goods from College Circle Creamery (formerly Luke’s Ice Cream), our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

Upon the death of Mr. Mintz, our continued success is significantly dependent on the services of Steven Kass (age 72), who is serving as our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

Recent Developments

As of fiscal year end December 30, 2023, our ability to handle customer and consumer communications, schedule production and order ingredients necessary for our production has not materially changed. Nor have we experienced any significant change in the timeliness of payments of our invoices. Our cash position as of March 25, 2024 was approximately $561,000.

Fiscal Year Ended December 30, 2023 Compared with Fiscal Year Ended December 31, 2022

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included in this report are the fifty-two week periods ended December 30, 2023 (fiscal 2023) and December 31, 2022 (fiscal 2022).

Net sales for the fiscal year ended December 30, 2023 were $10,068,000, a decrease of $2,759,000 or 22%, from net sales of $12,827,000 for the fiscal year ended December 31, 2022. Sales of our frozen dessert product lines decreased to $1,514,000 in the fiscal year ended December 30, 2023 from $1,876,000 in fiscal 2022. Sales of plant-based cheese products also decreased to $8,564,000 in the fiscal year ended December 30, 2023 from $10,951,000 in the fiscal year ended December 31, 2022. Sales of our plant-based cheese products were significantly negatively impacted by increased competition with the introduction of new vegan cheese products from a number of other companies. Our future product sales of plant-based cheese products could be negatively impacted by the further introduction of other competitive products. Sales of our frozen dessert products have been negatively impacted by the industry-wide decline in ice cream sales.

Our gross profit for the year ended December 30, 2023 increased by $455,000 to $2,797,000 from $2,342,000 for the fiscal year ended December 31, 2022. Our gross profit percentage for the fiscal year ended December 30, 2023 was 28% compared to 18% for the fiscal year ended December 31, 2022. The significant increase in our gross profit and gross profit percentage were caused by two factors. First, our sales promotion and allowance expense decreased by $482,000, or 32% to $1,032,000 for fiscal year ended December 30, 2023 from $1,514,000 for the fiscal year ended December 31, 2022 due primarily to the reduction in sales and management’s decision to eliminate certain high cost promotion programs. Sales promotion and allowance expense was 10% of net sales for fiscal 2023 compared with 12% of net sales for fiscal 2022. We anticipate that our sales promotion and allowance expense as a percentage of sales will be consistent in fiscal 2024 to fiscal 2023.

Freight out expense decreased significantly by $386,000 to $773,000 for the year ended December 30, 2023 compared with $1,159,000 for the year ended December 31, 2022 due to the significant reduction in sales. Freight out cost as a percentage of sales was 8% and 9% for the years ended December 30, 2023 and December 31, 2022, respectively. Due to the continued high cost of petroleum, we anticipate that our freight out expense will continue at a high percentage of sales in 2024, similar to fiscal year 2023.

Selling and warehousing expenses decreased by $93,000, or 8%, to $1,054,000 for the fiscal year ended December 30, 2023 from $1,147,000 for the fiscal year ended December 31, 2022. This decrease was primarily attributable to decreases in outside warehouse rental expense of $23,000, commission expense of $148,000, and bad debt expense of $31,000, which were partially offset by increases in delivery and shipping supply expenses of $20,000 and meeting and convention expense of $87,000. We anticipate that our selling expense will continue at the same level in 2024. The increase in meeting and convention expense was due to the resumption of the Company’s participation in trade and distribution shows. The decrease in commission expense is due to the decrease in sales during the current fiscal year end.

Marketing expenses decreased in the fiscal year ended December 30, 2023 by $140,000, or 25%, to $424,000 compared to $564,000 in the fiscal period ended December 31, 2022 due to decreases in promotion expense of $41,000, non-capitalizable artwork and plate expense of $96,000, and point of sale material expense of $9,000. We anticipate that our marketing expenses for 2024 will remain consistent with fiscal 2023.

Research and development expenses increased by $23,000, or 16%, to $166,000 in the fiscal year ended December 30, 2023 from $143,000 in the fiscal year ended December 31, 2022. The increase was primarily attributable to an increase in professional fees and outside services expense of $17,000.

General and administrative expenses decreased slightly by $13,000, or 1%, to $1,391,000 for the year ended December 30, 2023 from $1,404,000 for the year ended December 31, 2022. The decrease was primarily due to decreases in professional fees and outside services expense of $7,000, public relations expenses of $19,000, and building maintenance and repair of $17,000, which were partially offset by an increase in payroll expense of $31,000. We anticipate that our total general and administrative expenses for fiscal 2024 will be consistent with those in fiscal 2023.

Overall, total operating expenses decreased by $223,000, or 7%, to $3,035,000 for the year ended December 30, 2023 compared to total operating expenses of $3,258,000 in the year ended December 31, 2022. We expect our operating expenses for fiscal 2024 to consistent with those of fiscal 2023.

As a result of the foregoing we recorded an operating loss of $238,000 in the year ended December 30, 2023 as compared with operating loss of $916,000 in the year ended December 31, 2022.

Income before income taxes was $201,000 in the year ended December 30, 2023 as compared with loss before income taxes of $753,000 in the year ended December 31, 2022.

Income tax for the year ended December 30, 2023 was $249,000 compared to income tax benefits of $228,000 for the year ended December 31, 2022.

Liquidity and Capital Resources

At December 30, 2023, we had approximately $837,000 in cash, and our working capital was $3,440,000 as compared to $1,072,000 and $3,625,000 at December 31, 2022. We principally operate our business on the cash flows from our operations and currently have no borrowings.

Cash Flows

	Fiscal Year ended
	December 30, 2023	December 31, 2022
	(In thousands)
Net cash (used in) provided by operating activities	$(225)	$(616)
Net cash provided by investing activities – sale and disposal of equipment	-	-
Net cash used in financing activities	(10)	(10)
Net (decrease) increase in cash	(235)	(626)
Cash at beginning of year	1,072	1,698
Cash at end of year	$837	$1,072

Cash used in operating activities for the fiscal year ended December 30, 2023 was $225,000 compared to $616,000 used in operating activities for the fiscal year ended December 31, 2022. Cash used in operating activities was primarily due to the net loss of $366,000 and a decrease in current liabilities of $502,000, partially offset by a decrease in accounts receivable of $447,000 and a decrease in deferred tax assets of $121,000.

Cash provided by investing activities was $0 for the fiscal years ended December 30, 2023 and December 31, 2022.

Cash used in financing activities was $10,000 for the fiscal years ended December 30, 2023, and December 31, 2022. Cash used in financing activities was due to payments made on our financing lease.

As a result of the foregoing, our cash decreased to $837,000 at December 30, 2023 from $1,072,000 at December 31, 2022.

We believe our existing cash on hand at December 30, 2023, our existing working capital, and our expected cash flows from operations will be sufficient to support our operating and capital requirements for at least the next twelve months dating from the issuance of the financial statements.

Contractual Obligations

We had no material contractual obligations at December 30, 2023.

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

Market Risk

When available, we will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 30, 2023.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands Inc (the “Company”) as of December 30, 2023 and December 31, 2022, the related statements of operations, stockholders’ equity, and cash flows, for the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Significant estimates of sales incentives and allowances

As described in Note 1 to the financial statements, revenues are recorded net of sales incentives and allowances. Known or expected pricing or revenue adjustments, such as trade discounts, rebates, or returns, are estimated at the time of the sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue and trade receivables, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Considering the estimation and judgement required by management in determining these amounts, our audit of these estimates require a degree of auditor judgement regarding these qualitative factors.

The primary procedures we performed to address this critical audit matter included:

Our audit procedures related to significant estimates of sales discounts and allowances included the following, among others:

●	We obtained an understanding of the Company’s evaluation of the historical application of sales incentives and allowances.

●	We performed audit procedures that included, among others, testing of the significant estimates surrounding sales incentives and allowance included an understanding of all sales promotions, and other discounts available during the year, analysis of credit memos, including those subsequent to year end, and an historical analysis of accrued sales allowances and discounts compared to the current trends.

We have served as the Company’s auditor since 2021.

/s/ Mazars USA LLP

Iselin, NJ

April 3, 2024

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$837	$1,072
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $525 and $495, respectively	828	1,305
Inventories	2,475	2,463
Prepaid expenses and other current assets	93	80
Total current assets	4,233	4,920

Operating lease right-of-use assets	81	158
Finance lease right-of-use asset	36	53
Deferred tax assets	246	367
Other assets	19	19
Total assets	$4,615	$5,517

Liabilities and Stockholders’ Equity
Current liabilities:
Income taxes payable	-	41
Accounts payable	237	684
Accrued expenses	541	555
Financing lease liability, current portion	15	15
Total current liabilities	793	1,295

Operating lease liabilities, net of current portion	7	85
Finance lease liability, net of current portion	23	39
Total liabilities	823	1,419

Stockholders’ equity:
Preferred stock – par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock – par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	323	263
Retained earnings	3,417	3,783
Total stockholders’ equity	3,792	4,098
Total liabilities and stockholders’ equity	$4,615	$5,517

See accompanying notes to financial statements

TOFUTTI BRANDS INC.

STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Fiscal year ended December 30, 2023	Fiscal year ended December 31, 2022

Net sales	$10,068	$12,827
Cost of sales	7,271	10,485
Gross profit	2,797	2,342

Operating expenses:
Selling and warehousing	1,054	1,147
Marketing	424	564
Product development costs	166	143
General and administrative	1,391	1,404
Total operating expenses	3,035	3,258

Income (loss) from operations	(238)	(916)
SBA loan forgiveness	-	165

Income (loss) before interest expense and income taxes	(238)	(751)
Interest expense	2	2
Income (loss) before provision for income taxes	(240)	(753)
Expense (Benefit from) provision for income taxes	126	(228)

Net (loss)	$(366)	$(525)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154
Net (loss) per common share:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years ended December 31, 2022 and January 1, 2022

(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances January 1, 2022	5,153,706	$52	$207	$4,308	$4,567
Stock-based compensation	-	-	56	-	56
Net income	-	-	-	(525)	(525)
Balances December 31, 2022	5,153,706	$52	$263	$3,783	$4,098
Stock-based compensation	-	-	60	-	60
Net income (loss)	-	-	-	(366)	(366)
Balances December 30, 2023	5,153,706	$52	$323	$3,417	$3,792

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended December 30, 2023	Fiscal Year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(366)	$(525)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Stock-based compensation	60	56
SBA loan forgiveness	-	(165)
Non-cash change in right of use assets and lease liabilities	(7)	(12)
Amortization of finance lease right-of-use asset	17	9
Provision for bad debts and sales promotions	30	15
Deferred taxes	121	(255)
Change in assets and liabilities:
Accounts receivable	447	16
Inventories	(12)	(589)
Prepaid expenses	(13)	18
Other assets	-	2
Income taxes payable	(41)	(5)
Accounts payable and accrued expenses	(461)	819
Net cash flows (used in) operating activities	(225)	(616)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments of finance lease obligations	(10)	(10)
Net cash flows (used in) provided by financing activities	(10)	(10)

NET CHANGE IN CASH	(235)	(626)
CASH AT BEGINNING OF YEAR	1,072	1,698
CASH AT END OF YEAR	$837	$1,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on finance lease	$3	$2

Supplemental schedule of non-cash investing and financing activities:
Lease assets acquired in exchange for lease liabilities	$-	$62

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Tofutti is engaged in one business segment, the development, production and marketing of plant-based, dairy vegan free frozen desserts and other food products.

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

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended December 30, 2023 and December 31, 2022, fiscal 2023 and fiscal 2022, respectively.

Estimates and Uncertainties - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and sales incentives and allowances. Actual results could differ from those estimates.

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

The Company purchased approximately 57% and 49% of its finished products from one supplier and 9% and 14% of its finished products from another supplier during the years ended December 30, 2023 and December 31, 2022, respectively.

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

The Company primarily sells plant-based, dairy free cheeses and frozen desserts. The Company recognizes revenue when control over the products transfers to its customers, deemed to be the performance obligation, which generally occurs upon delivery or shipment of the products. The Company accounts for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. During the year, the Company’s cash balance at the financial institution it utilizes exceeded the FDIC limit of $250.

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management believes that credit risk beyond the established allowances at December 30, 2023 is limited.

During the fiscal years ended December 30, 2023 and December 31, 2022, the Company derived approximately 88% of its net sales domestically. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 21% of total accounts receivable at December 30, 2023 and the accounts receivable balance of two customers represented approximately 47% of total accounts receivable at December 31, 2022. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 37% and 45% of the Company’s net sales for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

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

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
Net loss, numerator, basic computation	$(366)	$(525)
Net loss, numerator, diluted computation	$(366)	$(525)

Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Earnings (loss) per common share:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
Shares subject to outstanding common stock options	250,000	250,000

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash, accounts receivable, SBA note payable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Small Business Administration (SBA) Loan - On May 2, 2020 the Company received from the SBA a loan of $165 from the Paycheck Protection Program at an interest rate of 1%. Interest and payments were deferred until March 4, 2021 The current portion of the loan was $165 as of January 1, 2022 and the loan would have expired on May 2, 2022. On January 12, 2022, the Company was informed by the SBA that the entire amount of the loan had been forgiven. The Company recorded forgiveness of debt income of $165 in fiscal year 2022 as SBA loan forgiveness on the statement of operations. See Note 3.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $773 and $1,159 during the fiscal years ended December 30, 2023 and December 31, 2022, respectively. Such costs are included in costs of sales on the statements of income.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $249 and $251 during the fiscal years December 30, 2023 and December 31, 2022, respectively, and are included in marketing expenses on the statements of income.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $166 and $143 during the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. As the Company is a smaller reporting company, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 2: INVENTORIES

Inventories consist of the following:

	December 30, 2023	December 31, 2022
Finished products	$1,366	$1,387
Raw materials and packaging	1,109	1,076
	$2,475	$2,463

NOTE 3: NOTES PAYABLE

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

NOTE 4: STOCK-BASED COMPENSATION

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2023 and 250,000 were issued in 2022, respectively, and 250,000 non-qualified options were outstanding as of December 30, 2023 and December 31, 2022, respectively. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 vested in December 2023, and 83,334 will vest in December 2024. In the event of a sale of the Company at any time prior to December 22, 2024, all remaining unvested options shall vest immediately. All options expire on December 21, 2027.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following is a summary of stock option activity from December 31, 2022 to December 30, 2023:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at December 30, 2023	250,000	0.95
Exercisable at December 30, 2023	166,667	0.95

The following table summarizes information about stock options outstanding at December 30, 2023:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	5.00	$0.95	166,667

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During fiscal 2022, 250,000 options were granted, with 83,333 of the options vesting at the respective grant date, 83,333 vested in December 2023, and 83,334 vesting in December 2024. At the date of grant, expected volatility was 82.65%, a risk-free rate of 3.79%, 0% expected dividends, and an expected term of five years.

As of December 30, 2023, and December 31, 2022, the intrinsic value of the options outstanding and exercisable options was $56 and $60 respectively, and there was $49,000 of total unrecognized compensation cost as of December 30, 2023. Total stock-based compensation for the year ended December 30, 2023, was $56, which is recorded in general and administrative expenses on the statement of operations.

250,000 options will expire on December 22, 2027 if not exercised by that date.

NOTE 5: REVENUE

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	December 30, 2023	December 31, 2022
Revenues by geography:
Americas	$9,625	$12,110
Europe	147	170
Middle East	239	494
Asia Pacific and Africa	57	53
	$10,068	$12,827

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Approximately 92% in fiscal 2023 and 88% in fiscal 2022 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	December 30, 2023	December 31, 2022
Cheeses	$8,564	$10,951
Frozen Desserts and Foods	1,504	1,876
	$10,068	$12,827

NOTE 6: LEASES

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $93 in fiscal 2023 and $86 in fiscal 2022. The Company’s management believes that the Cranford facility will continue to satisfy its space requirements for the immediate future and if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $339 and $363 for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. The Company rents copiers under finance leases. In 2022, the Company terminated two copier leases, and entered into one additional lease, which still exists as of December 30, 2023. Payments for copiers amounted to $6 and $10 for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

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

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company has combined the lease and non-lease components in determining the lease liabilities and right-of-use assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rates on of between 5.5% and 6.5% for all leases.

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	December 30, 2023	December 31, 2022
Operating lease right-of-use assets	$81	$158

Current portion of lease liabilities	74	74
Operating lease liabilities, net of current portion	7	85
Total lease liabilities	$81	$159

Weighted average remaining lease term (in years)	1.2	2.1
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	December 30, 2023	December 31, 2022
Finance lease right-of-use asset	$36	$53

Current portion of lease liabilities	15	15
Operating lease liabilities, net of current portion	23	39
Total lease liabilities	$38	$54

Weighted average remaining lease term (in years)	2.4	3.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 30, 2023, for the following three fiscal years and thereafter are as follows:

	Operating lease liabilities	Finance lease liability	Total
2024	$81	$17	$98
2025	7	17	24
2026	-	8	8
Total future minimum lease payments	88	42	130
Present value adjustment	(7)	(4)	(11)
Total	$81	$38	$119

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 7: INCOME TAXES

The components of income tax expense for the fiscal years ended December 30, 2023 and December 31, 2022 are as follows:

		December 30, 2023	December 31, 2022
Current:	Federal	$-	$-
	State	5	26
		5	26
Deferred:	Federal	91	(190)
	State	30	(64)
		121	(254)
Total income tax (benefit) expense		$126	$(228)

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fiscal years ended December 30, 2023 and December 31, 2022, respectively, follows:

	December 30, 2023	December 31, 2022
Federal income tax	$(51)	$(157)
State income taxes, net of federal income tax benefit	(14)	(64)
Nontaxable forgiveness of PPP loan	-	(35)
Permanent items	2	2
Increase in valuation allowance	175	-
Other	14	26
	$126	$(228)

Deferred tax assets for the fiscal years ended December 30, 2023 and December 31, 2022 consist of the following components:

	December 30, 2023	December 31, 2022
Allowance for doubtful accounts	$113	$105
Right of use asset	(23)	(59)
Lease liabilities	24	60
Inventory	(19)	1
Net operating loss carryforward	204	189
Stock options	33	16
Research and development	67	36
Fixed assets	22	19
Deferred tax asset, net	$421	$367
Valuation Allowance	(175)	-
	$246	$367

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

At December 30, 2023 the Company had $725 of federal net operating loss carryforwards and $725 of state operating loss carryforwards.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 30, 2023 and December 31, 2022:

Balance at January 1, 2022	$180
Increase due to reserves and tax positions related to current year	26

Balance at December 31, 2022	$206
Increase due to reserves and tax positions related to current year	5
Balance at December 30, 2023	$211

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $211. The liability at December 30, 2023 of uncertain tax positions is included in accrued expenses. The Company is no longer subject to federal and state examinations for fiscal years before 2021.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately twelve foreign countries and may be impacted by any future public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and financial officer, has concluded that our internal control over financial reporting was ineffective as of December 30, 2023 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Steven Kass	72	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Joseph N. Himy	53	Director
Scott Korman	63	Director
Efraim Mintz	54	Director
Franklyn Snitow	76	Director

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2023 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2023 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total($)

Steven Kass	2023	200,000	—	—	—	—	—	200,000
Chief Executive and Financial Officer*	2022	200,000	—	—	32,183	—	—	232,183

* Mr. Kass was appointed Chief Executive Officer in April 2021.

The aggregate value of all other perquisites and other personal benefits furnished to these executive officers was less than $10,000 in both the 2023 and 2022 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2023

During the fiscal year ended December 30, 2023, no options were granted under our 2014 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

As of December 30, 2023 there were 250,000 outstanding equity awards.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 30, 2023 based on the number of meetings attended. The chairman of the audit committee receives $3,000 per audit committee meeting and other members of the audit committee receive $2,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 30, 2023. Each non-employee director is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Joseph N. Himy	3,000	—	—	—	—	—	3,000
Scott Korman	24,000	—	—	—	—	—	24,000
Efraim Mintz	14,000	—	—	—	—	—	14,000
Franklyn Snitow	12,000	—	—	—	—	—	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 25, 2023 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
Estate of David Mintz	2,630,440	(4)	49.4%
Steven Kass	251,332	(5)	4.7%
Franklyn Snitow	64,432	(5)	1.2%
Joseph N. Himy	33,332	(5)	*
Scott Korman	33,332	(5)	*
Efraim Mintz	33,332	(4)(5)	*
All Executive Officers and Directors as a group (5 persons in fiscal 2021)	417,760	(6)	7.9%

* Less than 1%.

(1)	The address of the Estate of Mr. David Mintz and Messrs. Joseph Himy, Steven Kass, and Efraim Mintz is c/o Tofutti Brands Inc., 50 Jackson Drive, Cranford, New Jersey 07016. The address of Mr. Snitow is 590 Madison Avenue, 6th Floor, New York, New York 10022. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 07361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2022 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2024.

(4)	Mr. Mintz is acting as the executor of the Estate of David Mintz, but disclaims any beneficial interest in the shares of common stock held by the Estate.

(5)	Includes currently exercisable stock options to purchase 32,332 shares of common stock.

(6)	Includes currently exercisable stock options to purchase 166,660 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2023 and 2022, we paid The CFO Squad $37,000 and $19,000, respectively, for financial services. Mr. Himy is the Managing Director of The CFO Squad.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed by Mazars, our independent registered accounting firm, for the fiscal years ended December 30, 2023 and December 31, 2022 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2023	Fiscal 2022
Audit fees	$182,000	$150,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$182,000	$150,000
Tax fees	-	-
All other fees	-	-
Total fees	$182,000	$150,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2023 or 2022.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Mazars in fiscal 2023 or 2022. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Mazars’ independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2024.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 3, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Steven Kass
Steven Kass
Chief Executive Officer, Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/ Joseph Himy
Joseph Himy
Director

/s/ Efraim Mintz
Efraim Mintz
Director

/s/ Scott Korman
Scott Korman
Director

Franklyn Snitow
Director

