Form 10-Q
period 2024-03-30
TOFUTTI BRANDS INC
filed 2024-05-14
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of May 14, 2024 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash	$351	$837
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $495 and $525.	889	828
Inventories	2,453	2,475
Prepaid expenses and other current assets	97	93
Total current assets	3,790	4,233

Operating lease right-of-use assets	66	81
Finance lease right-of-use asset	32	36
Deferred tax assets	246	246
Other assets	19	19
Total assets	$4,153	$4,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$209	$237
Accrued expenses	407	541
Finance lease liability, current portion	15	15
Total current liabilities	631	793

Operating lease liabilities, net of current portion	—	7
Finance lease liability, net of current portion	19	23
Total liabilities	650	823

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	337	323
Retained earnings	3,114	3,417
Total stockholders’ equity	3,503	3,792
Total liabilities and stockholders’ equity	$4,153	$4,615

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023

Net sales	$2,212	$2,490
Cost of sales	1,742	1,884
Gross profit	470	606

Operating expenses:
Selling and warehouse	214	271
Marketing	134	95
Research and development	42	28
General and administrative	382	302
	772	696

Loss from operations	(302)	(90)

Loss before interest expense and income taxes	(302)	(90)
Interest expense	1	1
Loss before income tax	(303)	(91)
Provision for income taxes	—	11

Net loss	$(303)	$(102)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154

Earnings (loss) per common share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen weeks ended March 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2023	$52	$323	$3,417	$3,792
Stock-based compensation	—	14	—	14
Net loss	—	—	(303)	(303)
March 30, 2024	$52	$337	$3,114	$3,503

	Thirteen weeks ended April 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2022	$52	$263	$3,783	$4,098
Stock-based compensation	—	20	—	20
Net loss	—	—	(102)	(102)
April 1, 2023	$52	$283	$3,681	$4,016

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023

Cash (used in) operating activities, net	$(482)	$(650)

Cash (used in) financing activities, net	(4)	(4)

Net (decrease) increase in cash	(486)	(654)

Cash at beginning of period	837	1,072

Cash at end of period	$351	$418

Supplemental cash flow information:
Interest paid on finance leases	$1	$1

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	March 30, 2024	December 30, 2023
Finished products	$1,377	$1,366
Raw materials and packaging	1,076	1,109
	$2,453	$2,475

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

The Company recognized an income tax expense of $0 and an income tax expense of $11 for the thirteen week periods ended March 30, 2024 and April 1, 2023, respectively. The Company recorded a valuation allowance of $82 for the thirteen week period ended March 30, 2024.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023
Net loss, numerator, basic computation	$(303)	$(102)
Net loss, numerator, diluted computation	$(303)	$(102)

Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Loss per common share - basic	$(0.06)	$(0.02)
Loss per common share - diluted	$(0.06)	$(0.02)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended March 30, 2024	Thirteen weeks Ended April 1, 2023
Shares subject to outstanding common stock options	250,000	250,000

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

The following is a summary of stock option activity from December 30, 2023 to March 30, 2024:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 30, 2023	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at March 30, 2024	250,000	0.95
Exercisable at March 30, 2024	166,666	0.95

The following table summarizes information about stock options outstanding at March 30, 2024:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	3.75	$0.95	83,333

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

As of March 30, 2024 and April 1, 2023, the intrinsic value of the options outstanding and exercisable options was $0 and $13, respectively, and there was $35 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended March 30, 2024 was $14, which is recorded in general and administrative expenses on the statement of operations.

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

Revenues by geographical region are as follows:

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023
Revenues by geography:
Americas	$2,125	$2,421
Europe	—	4
Asia Pacific and Africa	—	57
Middle East	87	8
	$2,212	$2,490

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Approximately 90% of the Americas’ revenue in the thirteen week period in 2024 and 90% in the thirteen week period in 2023 is attributable to sales in the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023
Frozen desserts and foods	$403	$390
Cheeses	1,809	2,100
	$2,212	$2,490

Note 8: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $27 and $23 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $82 for the thirteen weeks ended March 30, 2024 and $75 for the thirteen weeks ended April 1, 2023. The Company rents copiers under finance leases. In 2022, the Company terminated two copier leases, and entered into one additional lease, which still exists as of March 30, 2024. Payments for copiers amounted to $4 for both the thirteen weeks ended March 30, 2024, and April 1, 2023.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has one operating lease for the facilities it currently occupies with a remaining lease term of approximately one year. The Company and the landlord each have a reciprocal right to terminate the lease with six months’ notice to the other party. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease. The current portion of lease liabilities is included in accrued expenses on the balance sheets.

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

TOFUTTI BRANDS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of March 30, 2024	As of December 30, 2023
Operating lease right-of-use assets	$66	$81

Current portion of lease liabilities	59	74
Operating lease liabilities, net of current portion	—	7
Total lease liability	$59	$81

Weighted average remaining lease term (in years)	0.95	1.2
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of March 30, 2024	As of December 30, 2023
Finance lease right-of-use assets	$32	$36

Current portion of lease liabilities	15	15
Operating lease liabilities, net of current portion	19	23
Total lease liability	$34	$38

Weighted average remaining lease term (in years)	2.1	2.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of March 30, 2024 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2024	60	12	72
2025	—	18	18
2026	—	7	7
Total future minimum lease payments	60	37	97
Present value adjustment	(1)	(3)	(4)
Total	$59	$34	$93

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

Results of Operations

Thirteen Weeks Ended March 30, 2024 Compared with Thirteen Weeks Ended April 1, 2023

Net sales for the thirteen weeks ended March 30, 2024 decreased by $278,000, or 11%, from net sales of $2,490,000 for the thirteen weeks ended April 1, 2023. Sales of our vegan cheese products decreased to $1,809,000 in the thirteen weeks ended March 30, 2024 from $2,100,000 in the thirteen weeks ended April 1, 2023, due to increased competition in the vegan cheese category. Sales of our frozen dessert products increased slightly to $403,000 in the thirteen weeks ended March 30, 2024 from $390,000 for the thirteen weeks ended April 1, 2023.

Our gross profit decreased significantly to $470,000 for the thirteen weeks ended March 30, 2024 from $606,000 for the thirteen weeks ended April 1, 2023, due principally to the reduction in sales. Our gross profit percentage was 21% for the thirteen weeks ending March 30, 2024 compared to 24% for the thirteen weeks ending April 1, 2023. Our gross profit percentage decreased partly due to the fact that our frozen dessert product sales accounted for a higher percentage of total sales. Our gross profit percentage is significantly lower on frozen dessert products versus our cheese products. Finally, continued cost increases in certain key ingredients and packaging negatively affected our gross profit and gross profit percentage.

Freight out expense, a significant part of our cost of sales, decreased by $35,000, or 16%, to $179,000, for the thirteen weeks ended March 30, 2024 compared with $212,000 or 9% for the thirteen weeks April 1, 2023. Freight out expense was 8% of sales for the thirteen weeks ended March 30, 2024 compared to 9% of sales for the thirteen weeks ended April 1, 2023. We anticipate that our freight expense as a percentage of sales will remain constant for the balance of this year.

Selling expenses decreased by $57,000, or 21%, to $214,000 for the thirteen weeks ended March 30, 2024 from $271,000 for the thirteen weeks ended April 1, 2023. The decrease was due to decreases in meetings and convention expense of $27,000, messenger costs of $6,000, and commission expense of $38,000, which were partially offset by an increase in outside warehouse rental expense of $7,000. The decrease in commission expense was caused by the decrease in sales and as the result of lowering the commission rate on the majority of our commissionable sales from 5% to 4% for the 2024 period.

Marketing expenses increased by $39,000, or 41%, to $134,000 for the thirteen weeks ended March 30, 2024 from $95,000 for the thirteen weeks ended April 1, 2023. The increase was primarily due to increases in advertising expense of $22,000, and promotion expense of $31,000, which were partially offset by a decrease in point of sale materials expense of $6,000. The increase in advertising expense was due to a timing issue compared to last year’s expense.

Product development costs, which consist principally of salary expenses and laboratory costs, increased by $14,000, or 50%, to $42,000 for the thirteen weeks ended March 30, 2024 from $28,000 for the thirteen weeks ended April 1, 2023 due to a $9,000 increase in professional fees and outside services, and depreciation expenses of $4,000. We anticipate our product development costs for the balance of the year will continue at a slightly higher level as compared to the 2023 period due to higher professional fees and outside services.

General and administrative expenses increased by $80,000, or 26%, to $382,000 for the thirteen weeks ended March 30, 2024 from $302,000 for the thirteen weeks ended April 1, 2023, primarily due to an increase in professional fees and outside services expense of $55,000, an increase in insurance expenses of $10,000, and equipment repairs of $5,000. We anticipate our general and administrative expense will continue at a higher level compared to the 2023 period due to higher professional fees and outside services.

Income tax expense was $0 for the thirteen weeks ended March 30, 2024 and $11,000 for the thirteen weeks ended April 1, 2023. There was no income tax expense due to the net loss during the thirteen weeks ended March 30, 2024.

Liquidity and Capital Resources

As of March 30, 2024, we had approximately $351,000 in cash and our working capital was approximately $3,159,000, compared with approximately $837,000 in cash and working capital of $3,861,000 at December 30, 2023. The decrease in cash and working capital is primarily as a result of the net loss for the current period, and the decrease in current liabilities.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended March 30, 2024	Thirteen Weeks ended April 1, 2023
Net cash used in operating activities	$(482)	$(650)
Net cash used in financing activities	(4)	(4)
Net decrease in cash and cash equivalents	(486)	(654)

Net cash used in operating activities for the thirteen weeks ended March 30, 2024 was $486,000 compared to $650,000 used in operating activities for the thirteen weeks ended April 1, 2023. Net cash used in operating activities for the thirteen weeks ended March 30, 2024 was primarily a result of a net loss of $361,000, and the decrease in current liabilities of $163,000.

We believe our existing cash on hand of $480,000 as of May 9, 2024, existing working capital and the expected cash flows expected from operations, will be sufficient to support our operating and capital requirements for the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 30, 2024, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as March 30, 2024.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of March 30, 2024 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of four persons at April 1, 2023.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 30, 2023.

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
Chief Executive Officer and
Chief Accounting and Financial Officer

Date: May 14, 2024

