Form 10-Q
period 2024-06-29
TOFUTTI BRANDS INC
filed 2024-08-15
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 15, 2024 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	June 29, 2024 (Unaudited)	December 30, 2023
Assets
Current assets:
Cash	$489	$837
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $505 and $525, respectively	817	828
Inventories	2,171	2,475
Prepaid expenses and other current assets	75	93
Total current assets	3,552	4,233

Operating lease right-of-use asset	47	81
Finance lease right-of-use asset	29	36
Deferred tax assets	246	246
Other assets	40	19
Total assets	$3,914	$4,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12	237
Accrued expenses	387	541
Finance lease liability, current portion	11	15
Total current liabilities	410	793

Operating lease liabilities, net of current portion	—	7
Finance lease liability, net of current portion	20	23
Total liabilities	430	823

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	350	323
Retained earnings	3,082	3,417
Total stockholders’ equity	3,484	3,792
Total liabilities and stockholders’ equity	$3,914	$4,615

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended June 29, 2024	Thirteen weeks ended July 1, 2023	Twenty-six weeks ended June 29, 2024	Twenty-six weeks ended July 1, 2023

Net sales	$2,283	$2,719	$4,495	$5,208
Cost of sales	1,616	2,052	3,359	3,935
Gross profit	667	667	1,136	1,273

Operating expenses:
Selling and warehouse	250	320	464	592
Marketing	79	89	213	184
Research and development	22	56	64	83
General and administrative	342	383	724	686
	693	848	1,465	1,545

Loss from operations	(26)	(181)	(329)	(272)

Loss before interest expense and income taxes	(26)	(181)	(329)	(272)
Interest expense	1	1	1	2
Loss before income tax	(27)	(182)	(330)	(274)
Income tax expense	5	136	5	146

Net loss	$(32)	$(318)	$(335)	$(420)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Loss per common share:
Basic	$(0.01)	$(0.06)	$(0.06)	$(0.08)
Diluted	$(0.01)	$(0.06)	$(0.06)	$(0.08)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and twenty-six weeks ended June 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2023	$52	323	3,417	3,792
Stock-based compensation	—	14	—	14
Net loss	—	—	(303)	(303)
March 30, 2024	$52	337	3,114	3,503
Stock-based compensation	—	13	—	13
Net loss	—	—	(32)	(32)
June 29, 2024	$52	350	3,082	3,484

	Thirteen and twenty-six weeks ended July 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2022	$52	263	3,783	4,098
Stock-based compensation	—	20	—	20
Net loss	—	—	(102)	(102)
April 1, 2023	$52	283	3,681	4,016
Stock-based compensation	—	13	—	13
Net loss	—	—	(318)	(318)
July 1, 2023	$52	296	3,363	3,711

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Twenty-six weeks ended	Twenty-six weeks ended
	29-Jun-24	1-Jul-23

Cash used in operating activities, net	$(344)	$(485)
Cash used in financing activities, net	(4)	(4)
Net decrease in cash	$(348)	$(489)

Cash at beginning of period	837	1,072

Cash at end of period	$489	$569

Supplemental cash flow information:
Income taxes paid	$7	$—
Interest paid on finance leases	$1	$2

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six-week period ended June 29, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

Note 3: Inventories

Inventories consist of the following:

	June 29, 2024	December 30, 2023
Finished products	$1,237	$1,366
Raw materials and packaging	934	1,109
	$2,171	$2,475

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended June 29, 2024	Thirteen weeks ended July 1, 2023	Twenty-six weeks ended June 29, 2024	Twenty-six weeks ended July 1, 2023
Loss, numerator, basic computation	$(32)	$(318)	$(335)	$(420)
Net loss, numerator, diluted computation	$(32)	$(318)	$(335)	$(420)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Loss per common share - basic	$(0.01)	$(0.06)	$(0.06)	$(0.08)
Loss per common share - diluted	$(0.01)	$(0.06)	$(0.06)	$(0.08)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended June 29, 2024	Thirteen weeks Ended July 1, 2023
Shares subject to outstanding common stock options	250,000	250,000

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” 0 and 250,000 stock options were issued in 2023 and 2022, respectively, and 250,000 non-qualified options were outstanding as of June 29, 2024. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 will vest in December 2023, and 83,334 will vest in December 2024. In the event of a sale of the Company at any time prior to December 22, 2024, all remaining unvested options shall vest immediately. All options expire on December 22, 2027. No additional options were made available or granted during the twenty-six weeks ended June 29, 2024.

The following is a summary of stock option activity from December 30, 2023 to June 29, 2024:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 30, 2023	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at June 29, 2024	250,000	0.95
Exercisable at June 29, 2024	166,666	0.95

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table summarizes information about stock options outstanding from December 30, 2023 to June 29, 2024:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	3.50	$0.95	166,666

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

The expected term was determined based on the reasoning that all previously granted options have been held to expiration. Additionally, all 5 members who were granted options are board members or an officer, and the expectation is that they are holding these options to expiration or until any such liquidation event would take place which is not estimable.

As of June 29, 2024, and July 1, 2023 the intrinsic value of the options outstanding and exercisable options was $0 and $12, respectively, and there was $22 of total unrecognized compensation cost. Total stock-based compensation for both of the thirteen weeks ended June 29, 2024 and July 1, 2023 was $13, which is recorded in general and administrative expenses on the statement of operations. Total stock-based compensation was $27 and $34 for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively.

The 250,000 options will expire on December 22, 2027 if not exercised by that date.

Note 7: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen weeks ended June 29, 2024	Thirteen weeks ended July 1, 2023	Twenty-six weeks ended June 29, 2024	Twenty-six weeks ended July 1, 2023
Revenues by geography:
Americas	$2,099	$2,586	$4,224	$5,006
Europe	79	7	79	11
Asia Pacific and Africa	—	—	—	57
Middle East	105	126	192	134
	$2,283	$2,719	$4,495	$5,208

Approximately 95% of the Americas’ revenue for the thirteen weeks ended June 29, 2024 is attributable to sales in the United States compared with 93% of the Americas’ revenue for the thirteen weeks ended July 1, 2023. For the twenty-six week period ended June 29, 2024 approximately 92% of the Americas’ revenue is attributable to sales in the United States compared to 91% for the twenty-six week period ended July 1, 2023. All of the Company’s assets are located in the United States.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended June 29, 2024	Thirteen weeks ended July 1, 2023	Twenty-six Weeks ended June 29, 2024	Twenty-six Weeks ended July 1, 2023
Frozen desserts and foods	$357	$436	$760	$826
Cheeses	1,926	2,283	3,735	4,382
	$2,283	$2,719	$4,495	$5,208

Note 8: Leases

The Company’s facilities are located in a one-story facility in Cranford, New Jersey. The 6,200 square foot facility houses its administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continues to occupy the premises on a monthly basis. Any changes by either the landlord or the Company remains subject to a six-month notification period. The Company currently has no plans to enter into a long-term lease agreement for the facility. Rent expense was $7 and $7 for the thirteen weeks ended June 29, 2024 and July 1, 2023, and $14 and $14 for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses were $98 for the thirteen weeks ended June 29, 2024 and $85 for the thirteen weeks ended July 1, 2023, and $181 and $161 for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively. The Company rents copiers under finance leases. In 2022, the Company terminated two copier leases, and entered into one additional lease, which still exists as of June 29, 2024. Payments for copiers amounted to $0 and $4 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively and $0 and $8 for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	June 29, 2024	December 30, 2023
Operating lease right-of-use assets	$47	$81

Current portion of lease liabilities	47	74
Operating lease liabilities, net of current portion	—	7
Total lease liability	$47	$81

Weighted average remaining lease term (in years)	0.5	1.2
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	June 29, 2024	December 30, 2023
Finance lease right-of-use asset	$29	$36

Current portion of lease liabilities	11	15
Finance lease liabilities, net of current portion	20	23
Total lease liabilities	$31	$38

Weighted average remaining lease term (in years)	1.8	2.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of June 29, 2024 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2024 (remainder of the year)	47	8	55
2025	—	18	18
2026	—	7	7
Total future minimum lease payments	47	33	80
Present value adjustment	—	2	2
Total	$47	$31	$78

Note 9: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 29, 2024	December 30, 2023
Accrued payroll and other benefits	$2	$—
Accrued professional fees	15	11
Uncertain tax position	216	211
Operating lease liability	47	81
Accrued purchases	107	238

Total accrued expenses and other current liabilities	$387	$541

Note 10: Subsequent Events

The Company notes it will be moving its offices and corporate offices some time during the third quarter. We expect the move to be completed no later than September 30th, 2024.

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

Accounts Receivable. The majority of our accounts receivables are due from distributors (domestic and international) and retailers. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

Results of Operations

Thirteen Weeks Ended June 29, 2024 Compared with Thirteen Weeks Ended July 1, 2023

Net sales for the thirteen weeks ended June 29, 2024 decreased by $436,000, or 16%, to $2,283,000, from net sales of $2,719,000 for the thirteen weeks ended July 1, 2023. Sales of our vegan cheese products decreased to $1,926,000 in the thirteen weeks ended June 29, 2024 from $2,283,000 in the thirteen weeks ended July 1, 2023. Sales of our frozen dessert products decreased to $357,000 in the thirteen weeks ended June 29, 2024 from $436,000 for the thirteen weeks ended July 1, 2023. The decrease in frozen dessert product sales was due to a decrease in sales of our frozen dessert pints. The decrease in the sales of our vegan cheese products was due to continued introduction of competitive products in the vegan cheese category and a decline of our export cheese business.

Our gross profit was $667,000 for both the thirteen weeks ended June 29, 2024 and the thirteen weeks ended July 1, 2023. Our gross profit percentage increased to 29% for the thirteen weeks ending June 29, 2024 compared to 25% for the thirteen weeks ending July 1, 2023. Our gross profit dollars and gross profit percentage were positively impacted by a decrease in our sales promotion and allowance expenses to $249,000 in the second quarter of this year as compared to $273,000 in the second quarter of the prior fiscal year. We anticipate that our gross profit dollars and gross profit percentage will remain consistent for the balance of 2024.

Freight expense, a significant part of our cost of sales, increased slightly by $6,000, or 4%, to $179,000 for the thirteen weeks ended June 29, 2024 compared with $173,000 for the thirteen weeks ended July 1, 2023. Freight expense was 8% of sales for the thirteen weeks ended June 29, 2024 compared to 6% of sales for the thirteen weeks ended July 1, 2023. We anticipate that our freight expense will continue at a higher rate for the balance of 2024.

Selling expenses decreased by $70,000, or 22%, to $250,000 for the thirteen weeks ended June 29, 2024 from $320,000 for the thirteen weeks ended July 1, 2023. The decrease was due to decreases in commission expense of $38,000, meetings and convention expense of $18,000, bad debt expense of $16,000, and sample shipping expenses of $11,000 which were partially offset by an increase in outside warehouse rental expenses of $13,000. The decrease in commission expense is due to the decrease in sales for the thirteen-weeks ended June 29,2024 compared with the thirteen-weeks ended July 1, 2023.

Marketing expenses decreased by $10,000, or 11%, to $79,000 for the thirteen weeks ended June 29, 2024 from $89,000 for the thirteen weeks ended July 1, 2023. The decrease was primarily due to decreases in artwork and plates expense of $3,000, and advertising expense $14,000, which were partially offset by an increase in promotion expense of $7,000. We anticipate that our marketing expenses for the balance of the year will be comparable to the corresponding periods in fiscal year 2023.

Product development costs, which consist principally of salary expenses and laboratory costs, decreased by $34,000, or 61%, to $22,000 for the thirteen weeks ended June 29, 2024 from $56,000 for the thirteen weeks ended July 1, 2023. The decrease was primarily due to a decrease in professional fees and outside services expense of $24,000 and lab costs and supplies expense of $7,000. We anticipate our product development costs will continue at a lower level than the corresponding 2023 periods as we have reduced our research and development work.

General and administrative expenses decreased by $41,000, or 11%, to $342,000 for the thirteen weeks ended June 29, 2024 from $383,000 for the thirteen weeks ended July 1, 2023, primarily due to decreases in public relations expense of $16,000 and professional fees and outside services expense of $43,000, which were partially offset by increases in office supplies expense of $7,000 and payroll expense of $11,000. We anticipate our general and administrative expenses for the remaining periods in 2024 will approximate the same levels as in the corresponding 2023 periods.

Income tax expense was $5,000 for the thirteen weeks ended June 29, 2024 and $136,000 for the thirteen weeks ended July 1, 2023.

Twenty Six Weeks Ended June 29, 2024 Compared with Twenty Six Weeks Ended July 1, 2023

Net sales for the twenty-six weeks ended June 29, 2024 decreased by $713,000, or 14%, to $4,495,000, from net sales of $5,208,000 for the twenty-six weeks ended July 1, 2023. Sales of our vegan cheese products decreased to $3,735,000 in the twenty-six weeks ended June 29, 2024 from $4,382,000 for the twenty-six weeks ended July 1, 2023. Sales of our frozen dessert products decreased to $764,000 for the twenty-six weeks ended June 29, 2024 from $826,000 for the twenty-six weeks ended July 1, 2023. The significant reduction in sales for the current twenty-six week period was primarily due to the decrease in our vegan cheese sales caused by increased competition in the vegan cheese category and a decline in our export cheese business.

Our gross profit decreased to $1,136,000 for the twenty-six weeks ended June 29, 2024 from $1,273,000 for the twenty-six weeks ended July 1, 2023, while our gross profit percentage was 25% for the twenty-six weeks ending June 29, 2024 compared to 24% for the twenty-six weeks ending July 1, 2023. The decrease in gross profit dollars was due to the reduction in sales. The increase in our gross profit percentage was due to a $85,000 decrease in sales promotion and allowance expense to $442,000 in fiscal 2024, from $527,000 in fiscal 2023. We anticipate that our gross margin percentage will remain unchanged or slightly increase for the balance of the fiscal year.

Freight expense, a significant part of our cost of sales, decreased by $28,000, or 8%, to $357,000 for the twenty-six weeks ended June 29, 2024 compared with $385,000 for the twenty-six weeks July 1, 2023. Freight expense was 8% of sales for the twenty-six weeks ended June 29, 2024 and for the twenty-six weeks ended July 1, 2023.

Selling expenses decreased by $128,000, or 22%, to $464,000 for the twenty-six weeks ended June 29, 2024 from $592,000 for the twenty-six weeks ended July 1, 2023. The decrease was primarily attributable to decreases in meetings and convention expense of $44,000, commission expense of $76,000, bad debt expense of $15,000, and sample shipping expenses of $23,000, which were partially offset by an increase in outside warehouse rental expenses of $20,000 and payroll expenses of $10,000. The decrease in commission expense is due to the decrease in sales and a reduction to the commission rate we pay to our brokers from 5% to 4% for the twenty-six weeks ended June 29, 2024 compared with the twenty-six weeks ended July 1, 2023.

Marketing expenses increased by $29,000, or 16%, to $213,000 for the twenty-six weeks ended June 29, 2024 from $184,000 for the twenty-six weeks ended July 1, 2023. The increase was primarily due to increases in promotions expense of $37,000 and advertising expense of $7,000, which were partially offset by a decrease in point of sale material expense of $14,000.

Product development costs, which consist principally of salary expenses and laboratory costs, were $64,000 for the twenty-six weeks ended June 29, 2024 and $83,000 for the twenty-six weeks ended July 1, 2023. The decrease was due primarily to a decrease in professional fees and outside services expenses of $15,000 and lab costs and supplies expense of $6,000.

General and administrative expenses increased by 6%, or $38,000, to $724,000 for the twenty-six weeks ended June 29, 2024 from $686,000 for the twenty-six weeks ended July 1, 2023. This increase was primarily due to increases in payroll expense of $20,000, professional fees and outside services expense of $12,000, office supply expense of $7,000, equipment repairs expense of $5,000, and general insurance expense of $6,000, which were partially offset by decreases in public relations expense of $21,000. Our increase in payroll expense was due primarily to an increase in group insurance expense.

Income tax expense was $5,000 for the twenty-six weeks ended June 29, 2024 and $146,000 for the thirteen weeks ended July 1, 2023.

Liquidity and Capital Resources

As of June 29, 2024, we had approximately $489,000 in cash and our working capital was approximately $3,105,000, compared with approximately $837,000 in cash and working capital of $3,440,000 at December 30, 2023.

The following table summarizes our cash flows for the periods presented:

	Twenty-six weeks ended	Twenty-six weeks ended
	29-Jun-24	1-Jul-23

Cash used in operating activities, net	$(344)	$(485)
Cash used in financing activities, net	(4)	(4)
Net decrease in cash	$(348)	$(489)

Net cash used in operating activities for the twenty-six weeks ended June 29, 2024 was $344,000 compared to $485,000 used in operating activities for the twenty-six weeks ended July 1, 2023. Net cash used in operating activities for the twenty-six weeks ended June 29, 2024 was primarily a result of the net loss of $335,000 and decreases in current assets other than cash of $313,000, primarily inventory, which were offset by decreases in current liabilities, primarily accounts payable and accrued expenses, of $383,000.

We believe our existing cash on hand at June 29, 2024, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of June 29, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 29, 2024, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 29, 2024.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of June 29, 2024 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at June 29, 2024.

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

Date: August 15, 2024

