Form 10-Q
period 2024-09-28
TOFUTTI BRANDS INC
filed 2024-11-18
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

105 Newfield Ave, Suite H, Edison, New Jersey 088337

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

Yes ☐ No ☒

As of November 18, 2024 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 28, 2024 (Unaudited)	December 30, 2023
Assets
Current assets:
Cash	$176	$837
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $495 and $525, respectively	821	828
Inventories	2,130	2,475
Prepaid expenses and other current assets	126	93
Total current assets	3,253	4,233

Operating lease right-of-use asset	355	81
Finance lease right-of-use asset	25	36
Deferred tax assets	246	246
Other assets	31	19
Total assets	$3,910	$4,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	—	237
Accrued expenses	284	541
Finance lease liability, current portion	8	15
Total current liabilities	292	793

Operating lease liabilities, net of current portion	308	7
Finance lease liability, net of current portion	20	23
Total liabilities	620	823

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	363	323
Retained earnings	2,875	3,417
Total stockholders’ equity	3,290	3,792
Total liabilities and stockholders’ equity	$3,910	$4,615

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended September 28, 2024	Thirteen weeks ended September 30, 2023	Thirty-nine weeks ended September 28, 2024	Thirty-nine weeks ended September 30, 2023

Net sales	$1,986	$2,515	$6,481	$7,724
Cost of sales	1,501	1,729	4,860	5,665
Gross profit	485	786	1,621	2,059

Operating expenses:
Selling and warehouse	207	210	671	802
Marketing	83	103	297	287
Research and development	28	28	92	111
General and administrative	374	333	1,097	1,018
	692	674	2,157	2,218

Income (loss) from operations	(207)	112	(536)	(159)

Income (loss) before interest expense and income taxes	(207)	112	(536)	(159)
Interest expense	—	1	1	3
Income (loss) before income tax	(207)	111	(537)	(162)
Income tax expense	—	1	5	148

Net income (loss)	$(207)	$110	$(542)	$(310)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Income (loss) per common share:
Basic	$(0.04)	$0.02	$(0.1)	$(0.06)
Diluted	$(0.04)	$0.02	$(0.1)	$(0.06)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and thirty-nine weeks ended September 28, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2023	$52	323	3,417	3,792
Stock-based compensation	—	14	—	14
Net loss	—	—	(303)	(303)
March 30, 2024	$52	337	3,114	3,503
Stock-based compensation	—	13	—	13
Net loss	—	—	(32)	(32)
June 29, 2024	$52	350	3,082	3,484
Stock-based compensation	—	13	—	13
Net loss	—	—	(207)	(207)
September 28, 2024	$52	363	2,875	3,290

	Thirteen and thirty-nine weeks ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 31, 2022	$52	263	3,783	4,098
Stock-based compensation	—	20	—	20
Net loss	—	—	(102)	(102)
April 1, 2023	$52	283	3,681	4,016
Stock-based compensation	—	13	—	13
Net loss	—	—	(318)	(318)

July 1, 2023	$52	296	3,363	3,711
Stock-based compensation	—	14	—	14
Net income	—	—	110	110
September 30, 2023	$52	310	3,473	3,835

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirty-nine weeks ended	Thirty-nine weeks ended
	28-Sep-24	30-Sep-23

Cash used in operating activities, net	$(655)	$(337)
Cash used in financing activities, net	(6)	(8)
Net decrease in cash	$(661)	$(345)

Cash at beginning of period	837	1,072

Cash at end of period	$176	$727

Supplemental cash flow information:
Acquisition of right of use assets for lease obligations	$371	$—
Income taxes paid	$7	$—
Interest paid on finance leases	$1	$—

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and thirty-nine-week period ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

Note 3: Inventories

Inventories consist of the following:

	September 28, 2024	December 30, 2023
Finished products	$1,215	$1,366
Raw materials and packaging	915	1,109
	$2,130	$2,475

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

The Company recognized an income tax expense of $5 and an income tax expense of $148 for the thirty-nine week periods ended September 28, 2024 and September 30, 2023, respectively. The Company recorded a valuation allowance of $143 for the thirty-nine week period ended September 28, 2024.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended September 28, 2024	Thirteen weeks ended September 30, 2023	Thirty-nine weeks ended September 28, 2024	Thirty-nine weeks ended September 30, 2023
Income (loss), numerator, basic computation	$(207)	$110	$(542)	$(310)
Net income (loss), numerator, diluted computation	$(207)	$110	$(542)	$(310)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Income (loss) per common share - basic	$(0.04)	$0.02	$(0.1)	$(0.06)
Income (loss) per common share - diluted	$(0.04)	$0.02	$(0.1)	$(0.06)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended September 28, 2024	Thirteen weeks Ended September 30, 2023
Shares subject to outstanding common stock options	250,000	250,000

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” 0 and 250,000 stock options were issued in 2023 and 2022, respectively, and 250,000 non-qualified options were outstanding as of September 28, 2024. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 will vest in December 2023, and 83,334 will vest in December 2024. In the event of a sale of the Company at any time prior to December 22, 2024, all remaining unvested options shall vest immediately. All options expire on December 22, 2027. No additional options were made available or granted during the thirty-nine weeks ended September 28, 2024.

The following is a summary of stock option activity from December 30, 2023 to September 28, 2024:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 30, 2023	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at September 28, 2024	250,000	0.95
Exercisable at September 28, 2024	166,666	0.95

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The following table summarizes information about stock options outstanding from December 30, 2023 to September 28, 2024:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	3.25	$0.95	166,666

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

As of September 28, 2024, and September 30, 2023 the intrinsic value of the options outstanding and exercisable options was $0 and $12, respectively, and there was $9 of total unrecognized compensation cost. Total stock-based compensation for both of the thirteen weeks ended September 28, 2024, and September 30, 2023 was $13, which is recorded in general and administrative expenses on the statement of operations. Total stock-based compensation was $40 and $47 for the thirty-nine weeks ended September 28, 2024, and September 30, 2023, respectively.

The 250,000 options outstanding will expire on December 22, 2027 if not exercised by that date.

Note 7: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen weeks ended September 28, 2024	Thirteen weeks ended September 30, 2023	Thirty-nine weeks ended September 28, 2024	Thirty-nine weeks ended September 30, 2023
Revenues by geography:
Americas	$1,896	$2,345	$6,120	$7,352
Europe	5	122	84	133
Asia Pacific and Africa	—	—	—	57
Middle East	85	48	277	182
	$1,986	$2,515	$6,481	$7,724

Approximately 92% of the Americas’ revenue for the thirteen weeks ended September 28, 2024 is attributable to sales in the United States compared with 93% of the Americas’ revenue for the thirteen weeks ended September 30, 2023. For the thirty-nine week period ended September 28, 2024 approximately 91% of the Americas’ revenue is attributable to sales in the United States compared to 91% for the thirty-nine week period ended September 30, 2023. All of the Company’s assets are located in the United States.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended September 28, 2024	Thirteen weeks ended September 30, 2023	Thirty-nine Weeks ended September 28, 2024	Thirty-nine Weeks ended September 30, 2023
Frozen desserts and foods	$338	$405	$1,098	$1,232
Cheeses	1,648	2,110	5,383	6,492
	$1,986	$2,515	$6,481	$7,724

Note 8: Leases

Through September 1, 2024, the Company’s facilities were located in a one-story 6,200 square foot facility in Cranford, New Jersey. The facility housed the Company’s administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continued to occupy the premises on a monthly basis. In September, the company left the lease and derecognized the associated right of use asset and liability. Rent expense was $42 and $23 for the thirteen weeks ended September 28, 2024 and September 30, 2023, and $97 and $69 for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. The Company also rents warehouse storage space at various outside facilities. Outside warehouse expenses were $90. for the thirteen weeks ended September 28, 2024 and $85 for the thirteen weeks ended September 30, 2023, and $271 and $246 for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. The Company rents a copier and mail machine under a finance lease. In 2022, the Company entered into a copier and mail machine lease, which still exists as of September 28, 2024. Payments for the copier and mail machine amounted to $4 and $0 for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively and $4 and $6 for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively.

We recently signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The lease commenced on July 1 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	September 28, 2024	December 30, 2023
Operating lease right-of-use assets	$355	$81

Current portion of lease liabilities	55	74
Operating lease liabilities, net of current portion	308	7
Total lease liability	$363	$81

Weighted average remaining lease term (in years)	4.9	1.2
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	September 28, 2024	December 30, 2023
Finance lease right-of-use asset	$25	$36

Current portion of lease liabilities	8	15
Finance lease liabilities, net of current portion	20	23
Total lease liabilities	$28	$38

Weighted average remaining lease term (in years)	1.6	2.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of September 28, 2024 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2024 (remainder of the year)	$20	$3	$23
2025	82	18	100
2026	84	7	91
2027	86	—	86
2028	89	—	89
2029	61	—	61
Total future minimum lease payments	422	28	450
Present value adjustment	(59)	—	(59)
Total	$363	$28	$391

Note 9: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	September 28, 2024	December 30, 2023
Accrued payroll and other benefits	$—	$—
Accrued professional fees	11	11
Uncertain tax position	216	211
Operating lease liability	55	81
Accrued purchases	2	238

Total accrued expenses	$284	$541

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

Results of Operations

Thirteen Weeks Ended September 28, 2024 Compared with Thirteen Weeks Ended September 30, 2023

Net sales for the thirteen weeks ended September 28, 2024 decreased by $529,000, or 21%, to $1,986,000, from net sales of $2,515,000 for the thirteen weeks ended September 30, 2023. Sales of our vegan cheese products decreased to $1,648,000 in the thirteen weeks ended September 28, 2024 from $2,110,000 in the thirteen weeks ended September 30, 2023. Sales of our frozen dessert products decreased to $338,000 in the thirteen weeks ended September 28, 2024 from $405,000 for the thirteen weeks ended September 30, 2023. The decrease in the sales of our vegan cheese products was due to the continued introduction of competitive products in the vegan cheese category and a decline of our export cheese business. The decrease in frozen dessert product sales was due to a decrease in sales of our frozen dessert pints.

Our gross profit was $485,000 for the thirteen weeks ended September 28, 2024 and $786,000 for the thirteen weeks ended September 30, 2023. Our gross profit percentage decreased to 24% for the thirteen weeks ending September 28, 2024 compared to 31% for the thirteen weeks ending September 30, 2023. Our gross profit and gross profit percentage were negatively impacted by the decrease in frozen dessert product sales, and was due to a decrease in sales of our vegan cheese products and frozen dessert pints and increased promotional activity to combat the increased competition in the vegan cheese market. We anticipate that our gross profit and gross profit percentage will remain lower than in 2023 for the remainder of 2024.

Freight expense, a significant part of our cost of sales, decreased by $17,000, or 10%, to $156,000 for the thirteen weeks ended September 28, 2024 compared with $173,000 for the thirteen weeks ended September 30, 2023. The decrease in freight expense was due to the decrease in sales. Freight expense was 8% of sales for the thirteen weeks ended September 28, 2024 compared to 6% of sales for the thirteen weeks ended September 30, 2023. We anticipate our freight expense, as a percentage of sales, will remain slightly higher than that of 2023 for the balance of this year.

Selling and warehouse expenses decreased slightly by $3,000, or 1%, to $207,000 for the thirteen weeks ended September 28, 2024 from $210,000 for the thirteen weeks ended September 30, 2023. The decrease was due to decreases in commission expense of $10,000, meetings and convention expense of $11,000, and sample shipping expenses of $3,000 which were partially offset by an increase in outside warehouse rental expenses of $5,000, an increase in payroll expense of $5,000, and an increase in travel, entertainment, and auto expense of $10,000. The decrease in commission expense is due to the decrease in sales for the thirteen-weeks ended September 28, 2024 compared with the thirteen-weeks ended September 30, 2023.

Marketing expenses decreased by $20,000, or 19%, to $83,000 for the thirteen weeks ended September 28, 2024 from $103,000 for the thirteen weeks ended September 30, 2023. The decrease was primarily due to decreases in artwork and plates expense of $3,000 and advertising expense of $18,000. We anticipate that our marketing expenses for the balance of this year will be comparable to the corresponding periods in fiscal 2023.

Product development costs were $28,000 for both the thirteen week periods ended September 28, 2024 and September 30, 2023. We anticipate our product development costs for the remainder of 2024 will continue at a lower level than the corresponding 2023 period as we have reduced our research and development work.

General and administrative expenses increased by $41,000, or 12%, to $374,000 for the thirteen weeks ended September 28, 2024 from $333,000 for the thirteen weeks ended September 30, 2023, primarily due to increases in payroll expense of $8,000, office supply expense of $11,000, security and fire alarm expense of $9,000, and building rental expense of $19,000, equipment rental expense of $4,000 and general insurance expense of $6,000, which were partially offset by a decrease in IT expense of $10,000 and professional and outside services expense of $10,000. Building rent, security and fire alarm, and office expenses increased due to additional expenses associated with the move to our new facility. These are one-time expenses that will be offset by future savings in operational expenses.

Income tax expense was $0 for the thirteen weeks ended September 28, 2024 and $1,000 for the thirteen weeks ended September 30, 2023.

Thirty Nine Weeks Ended September 28, 2024 Compared with Thirty Nine Weeks Ended September 30, 2023

Net sales for the thirty-nine weeks ended September 28, 2024 decreased by $1,243,000, or 16%, to $6,481,000, from net sales of $7,724,000 for the thirty-nine weeks ended September 30, 2023. Sales of our vegan cheese products decreased to $5,383,000 in the thirty-nine weeks ended September 28, 2024 from $6,492,000 for the thirty-nine weeks ended September 30, 2023. Sales of our frozen dessert products decreased to $1,098,000 for the thirty-nine weeks ended September 28, 2024 from $1,232,000 for the thirty-nine weeks ended September 30, 2023. The significant reduction in sales for the current thirty-nine week period was primarily due to the decrease in our vegan cheese sales caused by increased competition in the vegan cheese category and a decline in our export cheese business.

Our gross profit decreased to $1,621,000 for the thirty-nine weeks ended September 28, 2024 from $2,059,000 for the thirty-nine weeks ended September 30, 2023, while our gross profit percentage was 25% for the thirty-nine weeks ending September 28, 2024 compared to 27% for the thirty-nine weeks ending September 30, 2023. The decrease in our gross profit and gross profit percentage was due to the reduction in sales.

Freight expense, a significant part of our cost of sales, decreased by $98,000, or 16%, to $513,000 for the thirty-nine weeks ended September 28, 2024 compared with $611,000 for the thirty-nine weeks September 30, 2023 due to the reduction in sales. Freight expense was 8% of sales for the thirty-nine weeks ended September 28, 2024 and for the thirty-nine weeks ended September 30, 2023.

Selling and warehouse expenses decreased by $131,000, or 16%, to $671,000 for the thirty-nine weeks ended September 28, 2024 from $802,000 for the thirty-nine weeks ended September 30, 2023. The decrease was primarily attributable to decreases in meetings and convention expense of $55,000, commission expense of $86,000, bad debt expense of $15,000, and sample shipping expenses of $26,000, which were partially offset by an increase in outside warehouse rental expenses of $25,000, payroll expenses of $15,000, and travel, entertainment, and auto expenses of $11,000. The decrease in commission expense is due to the decrease in sales and a reduction to the commission rate we pay to our brokers from 5% to 4% for the thirty-nine weeks ended September 28, 2024 compared with the thirty-nine weeks ended September 30, 2023.

Marketing expenses increased slightly by $10,000, or 3%, to $297,000 for the thirty-nine weeks ended September 28, 2024 from $287,000 for the thirty-nine weeks ended September 30, 2023. The increase was primarily due to increases in promotions expense of $36,000, point of sale material expense of $16,000 and artwork and plate expense of $5,000, which were partially offset by decreases in advertising expense of $11,000, and public relations expense of $5,000.

Product development costs were $92,000 for the thirty-nine weeks ended September 28, 2024 and $111,000 for the thirty-nine weeks ended September 30, 2023. The decrease was due primarily to a decrease in professional fees and outside services expenses of $11,000 and lab costs and supplies expense of $8,000.

General and administrative expenses increased by 8%, or $79,000, to $1,097,000 for the thirty-nine weeks ended September 28, 2024 from $1,018,000 for the thirty-nine weeks ended September 30, 2023. This increase was primarily due to increases in payroll expense of $28,000, security and fire alarm expense of $9,000, office supply expense of $19,000, equipment repairs expense of $5,000, telephone expense of $5,000, building rental expense of $27,000, and general insurance expense of $12,000, which were partially offset by decreases in public relations expense of $19,000, IT expense of $9,000, and stock option expense of $7,000. Our increase in payroll expense was due primarily to an increase in group insurance expense.

Income tax expense was $5,000 for the thirty-nine weeks ended September 28, 2024 and $148,000 for the thirty-nine weeks ended September 30, 2023.

Liquidity and Capital Resources

As of September 28, 2024, we had approximately $176,000 in cash and our working capital was approximately $2,961,000, compared with approximately $837,000 in cash and working capital of $3,440,000 at December 30, 2023.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine weeks ended	Thirty-nine weeks ended
	28-Sep-24	30-Sep-23

Cash used in operating activities, net	$(655)	$(337)
Cash used in financing activities, net	(6)	(8)
Net decrease in cash	$(661)	$(345)

Net cash used in operating activities for the thirty-nine weeks ended September 28, 2024 was $661,000 compared to $345,000 used in operating activities for the thirty-nine weeks ended September 30, 2023. Net cash used in operating activities for the thirty-nine weeks ended September 28, 2024 was primarily a result of the net loss of $528,000 and decreases in current liabilities of $501,000, which were partially offset by decreases in inventories of $345,000.

We believe our existing cash on hand at September 28, 2024, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

None.

Contractual Obligations

We had no material contractual obligations as of September 28, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 28, 2024, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of September 28, 2024.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of September 28, 2024 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at September 28, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 28, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 18, 2024

