Form 10-K
period 2024-12-28
TOFUTTI BRANDS INC
filed 2025-03-28
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $1,356,191.

As of March 24, 2025, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

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

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended December 28, 2024 (fiscal 2024) and December 30, 2023 (fiscal 2023).

PART I

Item 1.	Business.

GENERAL

We are engaged in the development, production and marketing of TOFUTTI® brand plant-based, dairy free frozen dessert and cheese products that contain no butterfat or cholesterol and use soy and other vegetable proteins. Our products are vegan, 100% dairy free, but offer consumers the same texture and full-bodied taste as their dairy counterparts. Our vegan, cholesterol free products derive their fat from corn and palm oils, each naturally lower in saturated fat than dairy products. All of our products are completely vegan and our vegan cheese products are gluten free as well. Additionally, all of our products are certified Kosher-parve and all of our vegan cheese products and Tofutti Cuties are also certified Halal.

We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered and principal executive office is located at 105 New field Suite H, Edison, NJ, 08837. Our telephone number is 908-272-2400. Our internet website address is www.tofutti.com. The information on our website is not incorporated by reference into this annual report. Our addresses for X (formerly known as Twitter) and Facebook are https://x.com/tofuttibrands and https://www.facebook.com/Tofuttibrand, respectively. The information found on X and Facebook is not incorporated by reference into this annual report.

STRATEGY

Our objective is to be a leading provider of plant-based, dairy free food products, primarily cheese products and frozen desserts, to supermarkets, health food stores, and food service customers in the United States and abroad. We intend to continue to introduce new plant-based products that offer good taste while containing no butterfat, cholesterol or dairy to these markets.

We focus our marketing efforts towards those consumers who find our products essential to their everyday diets because of health, lifestyle or religious reasons. As part of this strategy, we seek to achieve brand awareness through product innovation, eye-catching packaging, trade advertising and promotion, and a strong word-of-mouth marketing program. We believe that our ability to offer a wide range of dairy free, vegan, Kosher-parve and Halal products will continue to provide us with a competitive advantage.

TOFUTTI PRODUCT LINE

We offer a broad product line of plant-based, dairy free vegan products that use soy or other vegetable-based proteins. Our dairy free products include frozen desserts, spreads, and cheese slices.

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as dairy cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in four flavors; plain, Herb & Chives, Smoked, and Garlic & Herb that are available in 8 oz. retail packages. The plain is also available in 5 lb. containers and 30 lb. bulk boxes for food service customers. BETTER THAN CREAM CHEESE is available nationally in many health food stores, select supermarkets, and food service outlets.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 14 oz. container. It is available in many supermarkets and health food stores.

♦	BETTER THAN SOUR CREAM® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. BETTER THAN SOUR CREAM has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and Guacamole, French Onion and Garden Cucumber flavors. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM is available nationally in many health food stores, select supermarkets and food service outlets.

♦	TOFUTTI AMERICAN VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI AMERICAN VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 14 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three-gallon bulk cans and one soft-serve flavor, vanilla.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of three different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion-controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the bestselling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip.

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

In addition to ice cream and cheese distributors, our products are handled by most major national and regional natural and/or gourmet specialty distributors in the country. We distribute our products through approximately forty-three (43) distributors to the national health food market.

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

Our sales to health food accounts in fiscal 2024 decreased to $3,568,000 from approximately $4,476,000 in fiscal 2023. Sales to health food accounts in fiscal 2024 and 2023 was 40% and 44% of total sales, respectively. Sales to foreign distributors increased to $1,275,000 in fiscal 2024 from $1,219,000 in fiscal 2023, representing 14% of sales in fiscal 2024 and 12% of sales in fiscal 2023. Our sales to the Kosher market decreased to $620,000 in fiscal 2024, from sales of approximately $711,000 in fiscal 2023. Sales to the Kosher markets accounted for 7% of sales in both fiscal 2024 and 2023.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fiscal Year ended December 28, 2024		Fiscal Year ended December 30, 2023
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Metropolitan New York	$2,017	39%	$2,576	26%
California	1,150	13%	1,090	11%
Mid-Atlantic	877	10%	578	6%
Midwest	700	8%	1,133	11%
New England	573	7%	551	5%
Northwest	496	6%	626	6%
Southwest	414	5%	449	4%
Upstate New York	406	5%	509	5%
Florida	315	4%	478	5%
Rocky Mountains	150	2%	174	2%
Southeast	85	1%	262	3%

During fiscal 2024, we shipped our products to distributors in Australia, Canada, Egypt, France, Israel, Mexico, Panama and the UK. Sales to foreign distributors increased to $1,275,000, or 14% of sales, in fiscal 2024, from $1,219,000, or 12% of sales, in fiscal 2023. We conduct all of our foreign business in U.S. dollars. Our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

Tariffs

Our business exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imports, or the imposition of new tariffs on imports or exports could have an adverse effect on our business and results of operations.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. In fiscal 2024 and 2023, our product development expenses were approximately $132,000 and $166,000, respectively. We currently do not intend to reopen the laboratory to its previous level of operations. However, all required quality control requirements are still being performed as needed. We still have the capability of developing and introducing new products with the facility that we currently have. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

PRODUCTION

All of our products are produced by co-packers to whom we supply certain key ingredients and packaging for the manufacturing processes. Our co-packing facilities are fully licensed and must comply with all state and federal laws and regulations. Additionally, our production facilities are certified as SQF facilities. The Safe Quality Food (SQF) Program is a rigorous and credible safety and quality program of on-going audits and certifications that is being required by more and more food distributors and retailers before they will accept a new food product into their facility or store. We currently utilize four co-packers. Our co-packers manufacture and package our products and, in certain instances, warehouse such products pending shipment. For certain key product categories, such as dairy free vegan cheeses and dairy free frozen desserts, we have more than one co-packer. In selecting an appropriate co-packer, we take into account all of the preceding factors, plus cost considerations such as product processing fees and freight and warehouse expenses.

We believe that all of our products are produced under the strictest quality control procedures that are available in each manufacturing facility used by us. These quality control procedures include, but are not limited to, the cleaning processes utilized prior to running our products; spot line inspections during production; in-house laboratory testing as required by government agencies; supervision of all our production by our Kosher supervisory service; supervision of all our vegan cheese and Tofutti Cuties production by our Halal supervisory service; and random testing by outside independent laboratories to ensure that our internal quality control procedures, guidelines, ingredients, and nutritional reporting requirements are being properly followed.

For the fiscal years ended December 28, 2024 and December 30, 2023, we purchased approximately 41% and 57% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 13% and 9%, respectively, of our finished goods from College Circle Creamery, our frozen dessert novelty co-packer.

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

Halal Certification

In early 2013, we completed a Halal certification process at Franklin Foods, the co-packer of our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM and BETTER THAN RICOTTA products and at Ornua Foods, the co-packer of our vegan cheese slices. This certification is provided by the Islamic Food and Nutrition Council of America (IFANCA) of Park Ridge, Illinois. Before IFANCA will permit its certification to be placed on a product, which is evidenced by its symbol, IFANCA must approve both the ingredients contained in the product and the facility processing the product. Approval of the manufacturing facilities we use includes periodic inspections. There is a yearly renewal fee for certification. All TOFUTTI® vegan cheese products and Tofutti Cuties meet the requirements for certification as Halal. During 2024 we completed the Halal certification at College Circle Creamery, the manufacturer of our Tofutti Cuties.

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

Food manufacturing facilities are subject to inspections by various safety, health and environmental regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company’s facilities, subject to a period during which the company can remedy the alleged violations. Our Edison, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau, the New Jersey Environmental Health Services and the Edison Township heath department. We believe that we, our distributors and our co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

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

EMPLOYEES

We have successfully operated our business with a limited number of employees for over a decade. We employed five persons as of December 28, 2024 and December 30, 2023 on a full-time basis. We consider our employees to be among the most valuable assets of our company. We believe that an engaged workforce is key to maintaining our ability to innovate. We are committed to providing a safe work environment for our employees in compliance with applicable regulations or personal service contracts. We do not have any collective bargaining agreements with our employees.

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

In February 2021, David Mintz, our founder, Chief Executive Officer and Chairman of the Board of Directors, passed away. Steven Kass, Chief Financial Officer, was appointed CEO by our Board of Directors and was confirmed as permanent CEO by the Board on April 27, 2021. We presently do not intend to employ a successor to Mr. Mintz in his role as our head of research and development. The loss of his services could have a material adverse effect on our business and results of operations.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the fiscal years ended December 28, 2024 and December 30, 2023, we purchased approximately 41% and 57%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 13% and 9%, respectively, of our finished goods from College Circle Creamery, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

We have little control over the suppliers of ingredients to our co-packers. Disruptions in these relationships may reduce our sales and revenues. Overall difficulty of suppliers meeting product demand, import tariffs, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact our sales which, in turn, would adversely affect our business and operating results. We believe that, if necessary, we could obtain available alternative sources of supply for each of our products. Depending on the product, that might entail using more than one source of supply and it might be at higher cost.

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

In fiscal 2024 and 2023 we incurred net losses of $860,000 and $366,000, respectively and had negative cash flow from operations of $358,000 and $225,000 in the years ended December 28, 2024 and December 30, 2023, respectively. As of December 28, 2024, we had $462,000 in cash and our working capital was $2,893,000 as compared to $837,000 in cash and $3,440,000 of working capital at December 30, 2023. The lack of sufficient working capital in the past has negatively impacted our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

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

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, changes in governmental agricultural and energy policies and regulations. Commodity price changes and tariffs may result in unexpected increases in raw material, packaging, and energy costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and manufacturing plant arrangements.

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

Our future success is significantly dependent on the services of Steven Kass (age 73), our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

We have a complex network of suppliers, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fires or explosions, terrorism, or health pandemics, could damage or disrupt our operations or our suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

We are subject to risks associated with international operations.

In fiscal 2024, approximately 14% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

A weak or declining economy or political disruption, including any international trade disputes, or changes in laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on exports to countries where we sell our products, such as Canada and the EU could reduce our international sales, resulting in a material adverse effect on financial condition and results of operations.

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

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers or co-manufacturers, could result in the discontinuance of sales of these products or our relationships with such suppliers or co-manufacturers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive and financial officer concluded that our internal control over financial reporting was not effective as of December 28, 2024 because of the following material weaknesses in internal controls over financial reporting:

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Risk management and strategy

Data integrity, privacy, availability, and security are critical to the corporate information technology, communication networks, accounting and financial reporting platforms, and related systems which are necessary for the operation of our business. These systems are used to manage our vendor relationships, for internal communications, for accounting and record-keeping functions, and for many other key aspects of our business including site security. Our business operations rely on the data privacy and security necessary to safeguard and protect secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We are continually assessing the need to implement and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including confidential information that is proprietary, strategic or competitive in nature.

We engage a third-party provider to identify, assess, and manage cybersecurity threats and risks which is achieved through monitoring and evaluating our threat environment and our risk profile using various methods including the use of manual and automated tools, analysis of reports of threats and threat actors, scanning the threat environment, and evaluation of our industry’s risk profile.

Various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our systems and data have been implemented and are maintained. These include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, systems monitoring, employee training, and penetration testing.

We engage certain third-party service providers to perform a variety of functions within our business and seek to ensure that we work with reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing provider cybersecurity practices, conducting provider security assessments, and conducting periodic provider reassessments during their engagement.

We are not aware of any risks from cybersecurity threats or cybersecurity incidents which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Our board of directors is responsible for oversight of our strategy and risk management, including material risks related to cybersecurity threats. As a regular part of the Company’s Board of Director’s meetings, management reviews with the Board members our significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats.

Our Chief Executive Officer leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance, including integration of cybersecurity risk considerations into our overall risk management strategy and communication of key priorities to relevant personnel. He is responsible for cybersecurity-related matters including approval of processes; review of assessments and other matters; evaluation of potential impact of incidents to determine materiality based on the nature and scope of the incident and any impact to operations, assets, or reputation; and response to incidents, including reporting certain incidents to the audit committee. Our board of directors receives updates from our Chief Executive Officer concerning any cybersecurity threats and risks considered to be significant and the processes we have implemented to address them.

Item 2.	Properties.

Our facilities are located in a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. Our lease commenced on July 1 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. Our annual rental expense in fiscal 2025 will be $81,000. Our rent expense was $118,000 in fiscal 2024 and $93,000 in fiscal 2023. Our management believes that the Edison facility will continue to satisfy our space requirements for the immediate future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $359,000 and $339,000 during fiscal 2024 and 2023, respectively.

Item 3.	Legal Proceedings.

We are not a party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was traded on the AMEX or its successor, NYSE MKT, under the symbol TOF, until October 24, 2016 when our common stock began to be quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets under the symbol TOFB. On January 10, 2022, our stock was upgraded to the OTCQX tier and reverted to the OTCQB tier on January 2, 2024.

Holders of Record

As of March 24, 2025, there were approximately 256 holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. We granted 250,000 non-qualified options in the fiscal year ended December 31, 2022, which remain outstanding as of December 28, 2024. The Plan expired on June 9, 2024 and no options were granted in fiscal 2024 prior to the expiration of the Plan.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2024.

Purchase of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 28, 2024 (the fourth quarter of fiscal 2024).

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

Recent Accounting Pronouncements and Adoption

Our company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company’s adoption of this standard effective for the fiscal year ending December 28, 2024 resulted in increased disclosures in the notes to its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

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

We reported a net loss of $860,000 in fiscal 2024, and have not been consistently profitable in recent years. Our cash decreased to $462,000 as of December 28, 2024, from $837,000 as of December 30, 2023 and our working capital decreased to $2,893,000 as of December 28, 2024 from $3,440,000 as of December 30, 2023. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

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

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 33% and 37% of our net sales for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses, if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended December 28, 2024 and December 30, 2023, we purchased approximately 41% and 57%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 13% and 9%, respectively, of our finished goods from College Circle Creamery, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

We have a complex network of suppliers, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fires or explosions, terrorism, or health pandemics, could damage or disrupt our operations or our suppliers’, co-packers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

We rely on Steven Kass to manage our business.

Upon the death of Mr. Mintz in 2021, our continued success is significantly dependent on the services of Steven Kass (age 73), who is serving as our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

Recent Developments

As of fiscal year end December 28, 2024, our ability to handle customer and consumer communications, schedule production and order ingredients necessary for our production has not materially changed. Nor have we experienced any significant change in the timeliness of payments of our invoices. Our cash position as of March 25, 2025 was approximately $626,000.

Fiscal Year Ended December 28, 2024 Compared with Fiscal Year Ended December 30, 2023

We operate on a fiscal year ending on the Saturday closest to December 31. Net sales for the fiscal year ended December 28, 2024 were $8,820,000, a decrease of $1,248,000 or 12%, from net sales of $10,068,000 for the fiscal year ended December 30, 2023. Sales of plant-based cheese products decreased to $7,428,000 in the fiscal year ended December 28, 2024 from $8,564,000 in the fiscal year ended December 30, 2023. Sales of our plant-based cheese products were significantly negatively impacted by increased competition with the introduction of new vegan cheese products by a number of other companies with significantly greater resources than us. Our future product sales of plant-based cheese products could be negatively impacted by the further introduction of other competitive products. Sales of our frozen dessert product lines decreased to $1,392,000 in the fiscal year ended December 28, 2024 from $1,504,000 in fiscal 2023. Sales of our frozen dessert products, which are part of the ice cream food category, have been negatively impacted by the industry-wide decline in ice cream sales.

Our gross profit for the year ended December 28, 2024, decreased by $546,000 to $2,251,000 from $2,797,000 for the fiscal year ended December 30, 2023. Our gross profit percentage for the fiscal year ended December 28, 2024 was 26% compared to 28% for the fiscal year ended December 30, 2023. The decrease in gross profit percentage was caused primarily by the decrease in sales and the increase in the cost of packaging and certain key ingredients. During the fourth quarter of 2024, we instituted a general price increase which became effective at the start of fiscal year 2025.

Freight out expense decreased significantly by $91,000 to $682,000 for the year ended December 28, 2024 compared with $773,000 for the year ended December 30, 2023 due to the significant reduction in sales. Freight out expense as a percentage of sales was 8% in the years ended December 28, 2024 and December 30, 2023.

Selling and warehousing expenses decreased by $185,000, or 18%, to $869,000 for the fiscal year ended December 28, 2024 from $1,054,000 for the fiscal year ended December 30, 2023. This decrease was primarily attributable to decreases in commission expense of $99,000, bad debt expense of $15,000, meetings and convention expense of $61,000, and delivery and shipping supply expenses of $25,000, which were partially offset by an increase in outside warehouse rental expenses of $20,000. The decrease in commission expenses is due to the decrease in sales.

Marketing expenses decreased slightly in the fiscal year ended December 28, 2024 by $8,000, or 2%, to $416,000 compared to $424,000 in the fiscal period ended December 30, 2023 due to decreases in advertising expense of $34,000, point of sale material expense of $14,000 and public relations expense of $5,000, which were partially offset by an increase in promotion expense of $33,000 and artwork and gift expense of $11,000.

Research and development expenses decreased by $34,000, or 20%, to $132,000 in the fiscal year ended December 28, 2024 from $166,000 in the fiscal year ended December 30, 2023. The decrease was primarily attributable to a decrease in professional fees and outside services expense of $24,000.

General and administrative expenses increased by $50,000, or 4%, to $1,441,000 for the year ended December 28, 2024 from $1,391,000 for the year ended December 30, 2023. The increase was primarily due to increases in office supplies expense of $22,000, travel, entertainment, and auto expense of $15,000, equipment repair expense of $5,000, security and fire alarm expense of $8,000, building rent expense of $26,000, and general insurance expense of $13,000. These increases were partially offset by decreases in professional fees and outside service expenses of $18,000, public relations expense of $21,000 and non-cash stock options expense of $6,000.

Overall, total operating expenses decreased by $177,000, or 6%, to $2,858,000 for the year ended December 28, 2024 compared to total operating expenses of $3,035,000 in the year ended December 30, 2023. We expect our operating expenses in fiscal 2025 will be consistent with those of fiscal 2024.

As a result of the foregoing we recorded an operating loss of $607,000 in the year ended December 28, 2024 as compared with an operating loss of $238,000 in the year ended December 30, 2023.

Loss before income taxes for the year ended December 28, 2024 was $609,000 compared to loss before income taxes of $240,000 for the year ended December 30, 2023.

Income taxes for the year ended December 28, 2024 was $251,000 compared to income taxes of $126,000 for the year ended December 30, 2023. The increase was attributed to revaluation of the deferred tax asset.

As a result of the foregoing we recorded a net loss of $860,000 in the year ended December 28, 2024 as compared with a net loss of $366,000 in the year ended December 30, 2023.

Liquidity and Capital Resources

At December 28, 2024, we had approximately $462,000 in cash, and our working capital was $2,893,000 as compared to $837,000 and $3,440,000 at December 30, 2023. We principally operate our business on the cash flows from our operations and currently have no borrowings.

Cash Flows

	Fiscal Year ended
	December 28, 2024	December 30, 2023
	(In thousands)
Net cash (used in) provided by operating activities	$(358)	$(225)
Net cash used in financing activities	(17)	(10)
Net (decrease) increase in cash	(375)	(235)
Cash at beginning of year	837	1,072
Cash at end of year	$462	$837

Cash used in operating activities for the fiscal year ended December 28, 2024 was $358,000 compared to $225,000 used in operating activities for the fiscal year ended December 30, 2023. Cash used in operating activities was primarily due to the net loss of $860,000, an increase in accounts receivable of $176,000 and a decrease in current liabilities of $245,000, partially offset by a decrease in inventory of $596,000.

Cash provided by investing activities was $0 for the fiscal years ended December 28, 2024 and December 30, 2023.

Cash used in financing activities was $17,000 for the fiscal year ended December 28, 2024, and $10,000 in the fiscal year ended December 30, 2023. Cash used in financing activities was due to payments made on our finance lease.

As a result of the foregoing, our cash decreased to $462,000 at December 28, 2024 from $837,000 at December 30, 2023.

We believe our existing cash on hand and working capital as of December 28, 2024, and our expected cash flows from operations will be sufficient to support our operating and capital requirements for at least the next twelve months.

Contractual Obligations

We had no material contractual obligations at December 28, 2024 other than our lease in Edison, New Jersey.

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

Market Risk

When available, we will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as all our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 28, 2024.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tofutti Brands Inc. (the “Company”) as of December 28, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for year December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2024.

Somerset, New Jersey

March 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustment to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1, the accompanying balance sheet of Tofutti Brands Inc (the “Company”) as of December 30, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1 (the 2023 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein), present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Rosenberg Rich Baker Berman, P.A.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We served as the Company’s auditor from 2021 to 2024.

/s/ Mazars USA LLP

Iselin, NJ

April 3, 2024

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash	$462	$837
Accounts receivable, net of allowance for credit losses and sales promotions of $389 and $525, respectively	989	828
Inventories	1,879	2,475
Prepaid expenses and other current assets	111	93
Total current assets	3,441	4,233

Operating lease right-of-use assets	340	81
Finance lease right-of-use asset	21	36
Deferred tax assets	-	246
Other assets	21	19
Total assets	$3,823	$4,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	257	237
Accrued expenses	275	541
Financing lease liability, current portion	16	15
Total current liabilities	548	793

Operating lease liabilities, net of current portion	283	7
Finance lease liability, net of current portion	6	23
Total liabilities	837	823

Stockholders’ equity:
Preferred stock – par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock – par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	323
Retained earnings	2,557	3,417
Total stockholders’ equity	2,986	3,792
Total liabilities and stockholders’ equity	$3,823	$4,615

See accompanying notes to financial statements

TOFUTTI BRANDS INC.

STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Fiscal year ended December 28, 2024	Fiscal year ended December 30, 2023

Net sales	$8,820	$10,068
Cost of sales	6,569	7,271
Gross profit	2,251	2,797

Operating expenses:
Selling and warehousing	869	1,054
Marketing	416	424
Product development costs	132	166
General and administrative	1,441	1,391
Total operating expenses	2,858	3,035

Loss from operations and before interest expense and income taxes	(607)	(238)

Interest expense	2	2
Loss before provision for income taxes	(609)	(240)
Income taxes	251	126

Net loss	$(860)	$(366)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154
Net loss per common share:
Basic	$(0.17)	$(0.07)
Diluted	$(0.17)	$(0.07)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years ended December 28, 2024 and December 30, 2023

(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances December 31, 2022	5,153,706	$52	$263	$3,783	$4,098
Stock-based compensation	-	-	60	-	60
Net income	-	-	-	(366)	(366)
Balances December 30, 2023	5,153,706	$52	$323	$3,417	$3,792
Stock-based compensation	-	-	54	-	54
Net income (loss)	-	-	-	(860)	(860)
Balances December 28, 2024	5,153,706	$52	$377	$2,557	$2,986

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended December 28, 2024	Fiscal Year ended December 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(860)	$(366)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Stock-based compensation	54	60
Non-cash change in right of use assets and lease liabilities	16	(7)
Amortization of finance lease right-of-use asset	16	17
Provision for bad debts and sales promotions	15	30
Deferred taxes	246	121
Change in assets and liabilities:
Accounts receivable	(176)	447
Inventories	596	(12)
Prepaid expenses	(18)	(13)
Other assets	(2)	-
Income taxes payable	-	(41)
Accounts payable and accrued expenses	(245)	(461)
Net cash flows used in operating activities	(358)	(225)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments of finance lease obligations	(17)	(10)
Net cash flows used in financing activities	(17)	(10)

NET CHANGE IN CASH	(375)	(235)
CASH AT BEGINNING OF YEAR	837	1,072
CASH AT END OF YEAR	$462	$837

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on finance lease	$2	$3

Supplemental schedule of non-cash investing and financing activities:
Operating lease ROU in exchange for operating lease ROU liability	$371	$-

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Tofutti is engaged in the development, production and marketing of plant-based, dairy free cheese and frozen desserts.

Basis of Presentation – The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended December 28, 2024 and December 30, 2023, fiscal 2024 and fiscal 2023, respectively.

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

Accounts Receivable - The majority of the Company’s accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts and reserve for sales promotion. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not accrue interest on accounts receivable past due. The allowance for current expected credit losses was approximately $389 and $525 as of December 28, 2024 and December 30, 2023, respectively.

Inventories - Inventory is stated at lower of cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand or approaching expiration are written down and charged to the provision for inventories.

The Company purchased approximately 41% and 57% of its finished products from one supplier and 13% and 9% of its finished products from another supplier during the years ended December 28, 2024 and December 30, 2023, respectively.

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

The Company sells plant-based, dairy free cheeses and frozen desserts. The Company recognizes revenue when control over the products transfers to its customers, deemed to be the performance obligation, which generally occurs upon shipment of the products. The Company accounts for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

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

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management believes that credit risk beyond the established allowances at December 28, 2024 is limited.

During the fiscal years ended December 28, 2024 and December 30, 2023, the Company derived approximately 86% and 88% of its net sales domestically, respectively. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 25% of total accounts receivable at December 28, 2024 and the accounts receivable balance of two customers represented approximately 21% of total accounts receivable at December 30, 2023. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 33% and 37% of the Company’s net sales for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

Loss Per Share - Basic loss per common share applicable to common stockholders is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding.

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
Net loss, numerator, basic computation	$(860)	$(366)
Net loss, numerator, diluted computation	$(860)	$(366)

Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Loss per common share:
Basic	$(0.17)	$(0.07)
Diluted	$(0.17)	$(0.07)

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted loss per share is anti-dilutive:

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
Shares subject to outstanding common stock options	250,000	250,000

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $682 and $773 during the fiscal years ended December 28, 2024 and December 30, 2023, respectively. Such costs are included in costs of sales on the statements of income.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $215 and $249 during the fiscal years December 28, 2024 and December 30, 2023, respectively, and are included in marketing expenses on the statements of income.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $132 and $166 during the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

Segment Information - Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free cheese and frozen food products. See Note 10 for additional details.

Recent Accounting Pronouncements and adoption – The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company’s adoption of this standard effective for the fiscal year ending December 28, 2024 resulted in increased disclosures in the notes to its financial statements (See Note 10).

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

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

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 2: INVENTORIES

Inventories consist of the following:

	December 28, 2024	December 30, 2023
Finished products	$1,101	$1,366
Raw materials and packaging	778	1,109
	$1,879	$2,475

NOTE 3: STOCK-BASED COMPENSATION

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2024 and 2023, and 250,000 non-qualified options were outstanding as of December 28, 2024 and December 30, 2023, respectively. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 vested in December 2023, and 83,334 vested in December 2024. All outstanding options will expire on December 21, 2027.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following is a summary of stock option activity from December 31, 2022 to December 28, 2024:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at December 30, 2023	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at December 28, 2024	250,000	0.95
Exercisable at December 28, 2024	250,000	0.95

The following table summarizes information about stock options outstanding at December 28, 2024:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	2.00	$0.95	250,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

During fiscal 2022, 250,000 options were granted, with 83,333 of the options vesting at the respective grant date, 83,333 vested in December 2023, and 83,334 vested in December 2024. At the date of grant, expected volatility was 82.65%, a risk-free rate of 3.79%, 0% expected dividends, and an expected term of five years.

As of December 28, 2024, and December 30, 2023, the intrinsic value of the options outstanding and exercisable options was $54 and $56 respectively, and there was $0 of total unrecognized compensation cost as of December 28, 2024. Total stock-based compensation for the fiscal years ended December 28, 2024 and December 30, 2023, was $54 and $60, respectively, which is recorded in general and administrative expenses on the statement of operations.

NOTE 4: REVENUE

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Early payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns. In 2024, the Company only provided off-invoice and early payment discounts to its customers, and the amount was netted against revenue.

Revenues by geographical region are as follows:

	December 28, 2024	December 30, 2023
Americas	$8,315	$9,625
Europe	108	147
Middle East	320	239
Asia Pacific and Africa	77	57
	$8,820	$10,068

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Approximately 92% in both the fiscal years 2024 and 2023 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	December 28, 2024	December 30, 2023
Dairy free cheeses	$7,428	$8,564
Frozen desserts and foods	1,392	1,504
	$8,820	$10,068

NOTE 5: LEASES

Through September 1, 2024, the Company’s facilities were located in a one-story 6,200 square foot facility in Cranford, New Jersey. The facility housed the Company’s administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continued to occupy the premises on a monthly basis. In September, the Company left the facility and derecognized the associated right of use asset and liability. In 2024, we signed a five-year lease for a one-story facility in Edison, New Jersey. The lease commenced on July 1, 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators. Rent expense was $118 in fiscal 2024 and $93 in fiscal 2023. The Company’s management believes that the Edison facility will continue to satisfy its space requirements for the immediate future and if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $359 and $339 for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. The Company rents a copier and mail machine under a finance lease. In 2022, the Company entered into a copier and mail machine lease, which still exists as of December 28, 2024. Payments for the copier and mail machine amounted to $17 and $10 for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

The Company’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rates on of between 5.5% and 6.5% for all leases.

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	December 28, 2024	December 30, 2023
Operating lease right-of-use assets	$340	$81

Current portion of lease liabilities	64	74
Operating lease liabilities, net of current portion	283	7
Total operating lease liabilities	$347	$81

Weighted average remaining lease term (in years)	4.7	1.2
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	December 28, 2024	December 30, 2023
Finance lease right-of-use asset	$21	$36

Current portion of financing lease liabilities	16	15
Financing lease liabilities, net of current portion	6	23
Total financing lease liabilities	$22	$38

Weighted average remaining lease term (in years)	1.4	2.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 28, 2024, for the following three fiscal years and thereafter are as follows:

	Operating lease liabilities	Finance lease liability	Total
2025	$82	$17	$99
2026	84	7	91
2027	87	—	87
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	395	24	419
Present value adjustment	(48)	(2)	(50)
Total	$347	$22	$369

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 6: INCOME TAXES

The components of income tax expense for the fiscal years ended December 28, 2024 and December 30, 2023 are as follows:

		December 28, 2024	December 30, 2023
Current:	Federal	$-	$-
	State	5	5
		5	5
Deferred:	Federal	184	91
	State	62	30
		246	121
Total income tax (benefit) expense		$251	$126

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, follows:

	December 28, 2024	December 30, 2023
Federal income tax	$(128)	$(51)
State income taxes, net of federal income tax benefit	(31)	(14)
Permanent items	15	2
Increase in valuation allowance	386	175
Other	9	14
	$251	$126

Deferred tax assets for the fiscal years ended December 28, 2024 and December 30, 2023 consist of the following components:

	December 28, 2024	December 30, 2023
Allowance for doubtful accounts	$83	$113
Right of use asset	(95)	(23)
Lease liabilities	100	24
Inventory	-	(19)
Net operating loss carryforward	367	204
Stock options	-	33
Research and development	80	67
Fixed assets	27	22
Deferred tax asset, net	$562	$421
Valuation Allowance	(562)	(175)
	$-	$246

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

At December 28, 2024, the Company had $1,308 of federal net operating loss carryforwards and $1,308 of state operating loss carryforwards.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fiscal years ended December 28, 2024 and December 30, 2023:

Balance at January 1, 2023	$206
Increase due to reserves and tax positions related to current year	5
Balance at December 30, 2023	$211
Increase due to reserves and tax positions related to current year	-
Balance at December 28, 2024	$211

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $211. The liability at December 28, 2024 of uncertain tax positions is included in accrued expenses. The Company is no longer subject to federal and state examinations for fiscal years before 2022.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately twelve foreign countries and may be impacted by any future public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption.

NOTE 8: ACCRUED EXPENSES

Accrued expense categories as of December 28, 2024 and December 30, 2023:

	December 28, 2024	December 30, 2023
Uncertain tax positions	$211	$206
Current portion of lease liability	64	74
Inventory and expense accrual	-	261
	$275	$541

NOTE 9: RELATED PARTY TRANSACTIONS

During fiscal 2024 and 2023, we paid The CFO Squad $24,000 and $37,000, respectively, for financial services. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors.

NOTE 10: SEGMENT INFORMATION

The Company views its operations and manages its business in one reportable segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free cheese and frozen food products.

Steven Kass, the Company’s Chief Executive Officer and Chief Financial Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and makes operating decisions about allocating resources based on net loss and cash balances presented in the accompanying statement of operations and balance sheet, respectively.

The measure of segment assets is reported on the balance sheets as total assets. All material long-lived assets are located in the United States.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 28, 2024, our company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2024.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and financial officer, has concluded that our internal control over financial reporting was not effective as of December 28, 2024 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 28, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Steven Kass	73	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Joseph N. Himy	54	Director
Scott Korman	64	Director
Efraim Mintz	55	Director
Franklyn Snitow	77	Director

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

Franklyn Snitow has been a director since 1987 and was appointed to serve on the Audit Committee on August 16, 2021. He has been a partner in the New York City/Baltimore law firm of Offit Kurman since 2021 and previously was a partner in the New York City law firm Snitow Kanfer & Holtzer, LLP, since 1985. Mr. Snitow’s legal and corporate governance background enhances the breadth of experience of the board of directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2024 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2024 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Steven Kass	2024	200,000	—	—	—	—	—	200,000
Steven Kass	2023	200,000	—	—	—	—	—	200,000
Chief Executive and Financial Officer*	2022	200,000	—	—	32,183	—	—	232,183

* Mr. Kass was appointed Chief Executive Officer in April 2021.

The aggregate value of all other perquisites and other personal benefits furnished to these executive officers was less than $10,000 in both the 2024 and 2023 fiscal years.

Employment Agreements

We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

Grants of Plan-Based Awards for Fiscal 2024

During the fiscal year ended December 28, 2024, no options were granted under our 2014 Equity Incentive Plan, which expired during fiscal 2024.

Outstanding Equity Awards at Fiscal Year End

As of December 28, 2024 there were 250,000 outstanding non-qualified options.

Director Compensation

Our non-employee directors earned director compensation in fiscal year ended December 28, 2024 based on the number of meetings attended. The chairman of the audit committee receives $3,000 per audit committee meeting and other members of the audit committee receive $2,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 28, 2024. Each non-employee director is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Joseph N. Himy	4,000	—	—	—	—	—	4,000
Scott Korman	21,000	—	—	—	—	—	21,000
Efraim Mintz	12,000	—	—	—	—	—	12,000
Franklyn Snitow	0	—	—	—	—	—	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 25, 2024 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
Estate of David Mintz	2,630,440	(4)	49.4%
Steven Kass	268,000	(5)	4.7%
Franklyn Snitow	81,110	(5)	1.2%
Joseph N. Himy	50,000	(5)	*
Scott Korman	50,000	(5)	*
Efraim Mintz	50,000	(4)(5)	*
All Executive Officers and Directors as a group (5 persons in fiscal 2021)	499,100	(6)	7.9%

* Less than 1%.

(1)	The address of the Estate of Mr. David Mintz and Messrs. Joseph Himy, Steven Kass, and Efraim Mintz is c/o Tofutti Brands Inc., 105 Newfield Avenue, suite H, Edison, New Jersey 08837. The address of Mr. Snitow is 590 Madison Avenue, 6th Floor, New York, New York 10022. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 07361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2025 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2024.

(4)	Mr. Mintz is acting as the executor of the Estate of David Mintz, but disclaims any beneficial interest in the shares of common stock held by the Estate.

(5)	Includes currently exercisable stock options to purchase 50,000 shares of common stock.

(6)	Includes currently exercisable stock options to purchase 250,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2024 and 2023, we paid The CFO Squad $24,000 and $37,000, respectively, for financial services. Mr. Himy is the Managing Director of The CFO Squad.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed by Rosenberg Rich Baker Berman, P.A. (“RRBB”), and Mazars USA LLP (“Mazars”), our independent registered accounting firms, for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2024	Fiscal 2023
Audit fees	$150,800	$182,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$150,800	$182,000
Tax fees	-	-
All other fees	-	-
Total fees	$150,800	$182,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. We paid Mazars $124,000 and $182,000 during the periods ended December 28, 2024 and December 30, 2023, respectively. We paid RRBB $20,000 for the period ended December 28, 2024.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2024 or 2023.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in fiscal 2024 or 2023.

After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining the independence of our auditors.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)

3.2	By-laws(2)

4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan as amended by Board Resolution August 16, 2021

23.1	Consent of Rosenberg Rich Baker Berman, P.A.

23.2	Consent of Mazars USA LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2017 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2017 and hereby incorporated by reference thereto.

Item 16.	Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2025.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Steven Kass
Steven Kass
Chief Executive Officer, Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/ Joseph Himy
Joseph Himy
Director

/s/ Efraim Mintz
Efraim Mintz
Director

/s/ Scott Korman
Scott Korman
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

