Form 10-K/A
period 2024-12-28
TOFUTTI BRANDS INC
filed 2025-03-31
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

This Amendment No.1 to Annual Report on Form 10-K/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Annual Report on Forms 10-K for the fiscal year ended December 28, 2024 (the “Original 10-K”) of Tofutti Brands, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-K.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-K and does not update or discuss any other developments after the date of the Original 10-K. This Amended Report restates only those portions of the Original 10-K affected by the above changes.

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

