Form 10-Q
period 2025-03-29
TOFUTTI BRANDS INC
filed 2025-05-19
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

105 Newfield Ave, Suite H, Edison, New Jersey 08837

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

Yes ☐ No ☒

As of May 19, 2025 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash	$609	$462
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $350 and $389.	540	989
Inventories	2,144	1,879
Prepaid expenses and other current assets	101	111
Total current	3,394	3,441

Operating lease right-of-use assets	323	340
Finance lease right-of-use asset	17	21
Other assets	21	21
Total assets	$3,755	$3,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$347	$257
Accrued expenses	292	275
Finance lease liability, current portion	17	16
Total current liabilities	656	548

Operating lease liabilities, net of current portion	274	283
Finance lease liability, net of current portion	1	6
Total liabilities	931	837

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	2,395	2,557
Total stockholders’ equity	2,824	2,986
Total liabilities and stockholders’ equity	$3,755	$3,823

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024

Net sales	$1,591	$2,212
Cost of sales	1,002	1,742
Gross profit	589	470

Operating expenses:
Selling and warehouse	217	214
Marketing	121	134
Research and development	44	42
General and administrative	368	382
	750	772

Loss from operations	(161)	(302)

Loss before interest expense and income taxes	(161)	(302)
Interest expense	1	1
Loss before income tax	(162)	(303)
Provision for income taxes	—	—

Net loss	$(162)	$(303)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154

Earnings (loss) per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen weeks ended March 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2023	$52	$323	$3,417	$3,792
Stock-based compensation	—	14	—	14
Net loss	—	—	(303)	(303)
March 30, 2024	$52	$337	$3,114	$3,503

	Thirteen weeks ended March 29, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 29, 2024	$52	$377	$2,557	$2,986
Net loss	—	—	(162)	(162)
March 29, 2025	$52	$377	$2,395	$2,824

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024

Cash provided by (used in) operating activities, net	$148	$(482)

Cash (used in) financing activities, net	(1)	(4)

Net (decrease) increase in cash	147	(486)

Cash at beginning of period	462	837

Cash at end of period	$609	$351

Supplemental cash flow information:
Interest paid on finance leases	$1	$1

See accompanying notes to unaudited condensed financial statement

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	March 29, 2025	December 28, 2024
Finished products	$1,200	$1,101
Raw materials and packaging	944	778
	$2,144	$1,879

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

The Company recognized income tax expense of $0 for the thirteen-week periods ended March 29, 2025 and March 30, 2024. The Company recorded a full valuation allowance on the deferred tax asset as of March 29, 2025.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Net Loss, numerator, basic computation	$(162)	$(303)
Net Loss, numerator, diluted computation	(162)	(303)
Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net Loss per common share - basic	$(0.03)	$(0.06)
Net Loss per common share - diluted	$(0.03)	$(0.06)

The following are securities excluded from weighted-average shares used to calculate diluted Net loss per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended March 29, 2025	Thirteen weeks Ended March 30, 2024
Shares subject to outstanding common stock options	250,000	250,000

Note 6: Share Based Compensation

On June 10, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2014 Plan that are linked directly to increases in shareholder value which will therefore ensure to the benefit of all shareholders of the Company. Such grants can be, but are not limited to, options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award that is consistent with the purposes of the 2014 Plan. Employees and officers of the Company are eligible to receive incentive stock options while corporate directors are only eligible to receive non-qualified options.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options have been granted since 2022. In 2022, 250,000 stock options were issued, and as of March 29, 2025, 250,000 non-qualified stock options remain outstanding. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 vested in December 2023, and 83,334 vested in December 2024. All options expire on December 22, 2027.

The following is a summary of stock option activity from December 28, 2024 to March 29, 2025:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 28, 2024	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at March 29, 2025	250,000	0.95
Exercisable at March 29, 2025	250,000	0.95

The following table summarizes information about stock options outstanding from December 29, 2024 to March 29, 2025:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	1.75	$0.95	250,000

As of March 29, 2025 and March 30, 2024 the intrinsic value of the options outstanding and exercisable options was $0. As of March 29, 2025 there was $0 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $0 and $14, respectively, which is recorded in general and administrative expenses on the statement of operations.

Note 7: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Revenues by geography:
Americas	$1,499	$2,125
Middle East	92	87
Total Net Sales	$1,591	$2,212

Approximately 94% of the Americas’ revenue for the thirteen weeks ended March 29, 2025 is attributable to sales in the United States compared with 90% of the Americas’ revenue for the thirteen weeks ended March 30, 2024. All of the Company’s assets are located in the United States.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Frozen desserts and foods	$218	$403
Cheeses	1,373	1,809
Total Net Sales	$1,591	$2,212

Note 8: Leases

In 2024, the Company signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators .The lease commenced on July 1 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The Company determined that this lease met the criteria for classification as an operating lease under ASC 842. Rent expense was $21 and $27 for the thirteen weeks ended March 29, 2025 and March 30, 2024. The Company also rents warehouse storage space at various outside facilities. Outside warehouse expenses were $77 for the thirteen weeks ended March 29, 2025 and $82 for the thirteen weeks ended March 30, 2024. The Company has determined that these warehouse leases do not fall within the scope of ASC 842, as they are either month-to-month leases or have terms of 12 months or less. The Company rents a copier and mail machine under a finance lease. In 2022, the Company entered into a copier and mail machine lease, which still exists as of March 29, 2025. Payments for the copier and mail machine amounted to $2 for the thirteen weeks ended March 29, 2025 and $4 for the thirteen weeks ended March 30, 2024.

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

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rates of between 5.5% and 6.5% for all leases.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	March 29, 2025	December 28, 2024
Operating lease right-of-use assets	$323	$340

Current portion of lease liabilities	65	64
Operating lease liabilities, net of current portion	274	283
Total lease liability	$339	$347

Weighted average remaining lease term (in years)	4.4	4.7
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	March 29, 2025	December 28, 2024
Finance lease right-of-use asset	$17	$21

Current portion of lease liabilities	17	16
Finance lease liabilities, net of current portion	1	6
Total finance lease liabilities	$18	$22

Weighted average remaining lease term (in years)	1.17	1.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of March 29, 2025 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2025 (remainder of the year)	$61	$13	$74
2026	84	7	91
2027	86	—	86
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	373	20	393
Present value adjustment	(34)	(2)	(36)
Total	$339	$18	$357

Note 9: Commitments and Contingencies

The Company sells its products throughout the United States and in approximately twelve foreign countries and may be impacted by any future public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption.. Our selling prices may be affected due to market changes, increased competition, the general risk of inflation, the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. While there are no current tariffs that have affected any of the Company’s imports or exports, uncertainty regarding their implementation has already influenced the purchasing decisions of some of our domestic and international customers.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 10: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	March 29, 2025	December 28, 2024
Accrued payroll and other benefits	$1	$-
Accrued professional fees	15	-
Uncertain tax position	211	211
Current portion of operating lease liability	65	64

Total accrued expenses	$292	$275

Note 11: Related Party Transactions

During the thirteen weeks ending March 29, 2025 and March 30, 2024, we paid The CFO Squad $2,000 and $1,000, respectively, for financial services. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors. No amounts were accrued in our balance sheet for services provided by CFO Squad during the thirteen weeks ended March 29, 2025, and March 30, 2024.

Note 12: Segment Information

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

The measure of segment assets is reported on the balance sheets as total assets. Any long-lived assets are located in the United States.

NOTE 13: Customer Concentrations

As of March 29, 2025 three customers accounted for 12%, 19%, and 12% of accounts receivable, respectively. There was one customer that accounted for 10% of accounts receivable as of March 30, 2024.

For sales, one customer represented 16% and another customer accounted for 24% of total sales, for the thirteen weeks ended March 29, 2025. For the thirteen weeks ended March 30, 2024 three customers accounted for 15%, 20%, and 11% of sales, respectively.

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

Results of Operations

Thirteen Weeks Ended March 29, 2025 Compared with Thirteen Weeks Ended March 30, 2024

Net sales for the thirteen weeks ended March 29, 2025 decreased by $621,000, or 28%, from net sales of $2,212,000 for the thirteen weeks ended March 30, 2024 to $1,591,000 for the thirteen weeks ended March 29, 2025. Sales of our vegan cheese products decreased to $1,373,000 in the thirteen weeks ended March 29, 2025 from $1,809,000 in the thirteen weeks ended March 30, 2024, due to increased competition in the vegan cheese category. Sales of our frozen dessert products decreased to $218,000 in the thirteen weeks ended March 29, 2025 from $403,000 for the thirteen weeks ended March 30, 2024. Our sales were also negatively impacted by the proposed new tariffs to be implemented by the USA and foreign countries that we sell to. The uncertainty created by the tariffs caused our two largest domestic customers to pause some of their regular purchase plans.

Our gross profit increased significantly to $589,000 for the thirteen weeks ended March 29, 2025 from $474,000 for the thirteen weeks ended March 30, 2024, due principally to significant price increases we implemented at the end of 2024. Our gross profit percentage was 37% for the thirteen weeks ending March 29, 2025 compared to 21% for the thirteen weeks ending March 30, 2024. There was significant ingredient and packaging cost increases that took place in the first quarter of 2024 that were not present in the first quarter of 2025.

Freight out expense, a significant part of our cost of sales, decreased significantly by $60,000, or 34%, to $109,000, for the thirteen weeks ended March 29, 2025 compared with $179,000 for the thirteen weeks March 30, 2024. Freight out expense was 7% of sales for the thirteen weeks ended March 29, 2025 compared to 8% of sales for the thirteen weeks ended March 30, 2024. The significant reduction in freight expense was due to significant decrease in sales for fiscal year 2025. We anticipate that the freight expense, as a percentage of sales, will remain constant for the balance of 2025.

Selling expenses increased by $3,000, or 1%, to $217,000 for the thirteen weeks ended March 29, 2025 from $214,000 for the thirteen weeks ended March 30, 2024. Increases in meetings and convention expense of $12,000 and bad debt expense of $8,000 was partially offset by decrease in payroll expense of $6,000 and travel expense of $8,000. We anticipate that our selling expense will continue at the same level, or lower, for the balance of 2025.

Marketing expenses decreased by $13,000, or 10%, to $121,000 for the thirteen weeks ended March 29, 2025 from $134,000 for the thirteen weeks ended March 30, 2024. The decrease was primarily due to decreases in advertising expense of $28,000, which was partially offset by increases in promotion expenses of $7,000, and artwork and plate expense of $10,000. We anticipate that our marketing promotion expenses will continue at the same level for the balance of 2025.

Product development costs, increased by $2,000, or 5%, to $44,000 for the thirteen weeks ended March 29, 2025 from $42,000 for the thirteen weeks ended March 30, 2024 due to a $15,000 increase in professional fees and outside services expense of $5,000. We anticipate our product development costs for the balance of the year will continue at a slightly higher level as compared to the 2024 period due to higher professional fees and outside services expense.

General and administrative expenses decreased by $14,000, or 4%, to $368,000 for the thirteen weeks ended March 29, 2025 from $382,000 for the thirteen weeks ended March 30, 2024, primarily due to a decrease in stock option expense of $14,000 due to all outstanding options becoming fully vested by end of 2024, real and personal property tax of $5,000, waste removal of $5,000, and payroll expense of $5,000.We anticipate our general and administrative expense will continue at a lower level compared to the 2024.

Income tax expense was $0 for the thirteen weeks ended March 29, 2025 and $0 for the thirteen weeks ended March 30, 2024. There was no income tax expense due to the net loss during the thirteen weeks ended March 29, 2025.

Liquidity and Capital Resources

As of March 29, 2025, we had approximately $609,000 in cash and our working capital was approximately 2,738,000, compared with approximately $462,000 in cash and working capital of $2,893,000 at December 30, 2024.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended	Thirteen Weeks ended
	March 29, 2025	March 30, 2024

Cash provided by (used) operating activities, net	$148	$(482)
Cash used in financing activities, net	(1)	(4)
Net increase (decrease) in cash	$147	$(486)

Net cash provided by operating activities for the Thirteen weeks ended March 29, 2025 was $148,000 compared to $482,000 used in operating activities for the Thirteen weeks ended March 30, 2024. Net cash provided by operating activities for the Thirteen weeks ended March 29, 2025 was primarily a result of the lower net loss of $162,000, a decrease in accounts receivable of $449,000, and an increase in current liabilities of $108,000, which were partially offset by an increase in inventories of $265,000.

We believe our existing cash on hand at March 29, 2025, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

While we do not believe that our operating results have been materially affected by inflation during the preceding two years, there can be no assurance that our operating results will not be affected by inflation in the future. Although we have not experienced adverse price increases on our imports or exports due to tariffs, there is no guarantee that future tariffs will not negatively impact our business. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 29, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 29, 2025, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of March 29, 2025.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of March 29, 2025 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at March 29, 2025.

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

Item 1A. Risk Factors

Increased commodity costs could decrease our profit margins which could adversely affect our business.

Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things. Prices may be affected due to market changes, increased competition, the general risk of inflation, the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. While we have been able to partially offset inflation and other changes in the costs of commodities by increasing prices, there can be no assurance that we will be able to continue to do so in the future.

Additionally, with elevated inflationary pressures across the business, we face an above average risk that we will have to renegotiate contracts and agreements with suppliers on a more frequent basis. Shortened windows of certainty can impact our ability to plan our business from a supply and profitability perspective and we face greater risk of margin volatility.

There have been no other material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 29, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 19, 2025

