Form 10-Q
period 2025-06-28
TOFUTTI BRANDS INC
filed 2025-08-18
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 18, 2025 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	(Unaudited) June 28, 2025	December 28, 2024
Assets
Current assets:
Cash	$350	$462
Accounts receivable, net of allowance for credit losses and sales promotions of $331 and $389.	715	989
Inventories	2,211	1,879
Prepaid expenses and other current assets	91	111
Total current	3,367	3,441

Operating lease right-of-use assets	307	340
Finance lease right-of-use asset	13	21
Other assets	21	21
Total assets	$3,708	$3,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$333	$257
Accrued expenses	220	211
Operating lease liability, current portion	67	64
Finance lease liability, current portion	14	16
Total current liabilities	634	548

Operating lease liabilities, net of current portion	257	283
Finance lease liability, net of current portion	—	6
Total liabilities	891	837

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	2,388	2,557
Total stockholders’ equity	2,817	2,986
Total liabilities and stockholders’ equity	$3,708	$3,823

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024

Net sales	$2,029	$2,283	$3,620	$4,495
Cost of sales	1,411	1,616	2,413	3,359
Gross profit	618	667	1,207	1,136

Operating expenses:
Selling and warehouse	188	250	405	464
Marketing	89	79	210	213
Research and development	39	22	83	64
General and administrative	309	342	670	724
	625	693	1,368	1,465

Loss from operations	(7)	(26)	(161)	(329)

Loss before interest expense and income taxes	(7)	(26)	(161)	(329)
Interest expense	—	1	1	1
Loss before income tax expense	(7)	(27)	(162)	(330)
Income tax expense	—	5	7	5

Net loss	$(7)	$(32)	$(169)	$(335)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Loss per common share:
Basic	$(0.00)	$(0.01)	$(0.03)	$(0.06)
Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.06)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and twenty-six weeks ended June 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2023	$52	323	3,417	3,792
Stock-based compensation	—	14	—	14
Net loss	—	—	(303)	(303)
March 30, 2024	$52	337	3,114	3,503
Stock-based compensation	—	13	—	13
Net loss	—	—	(32)	(32)
June 29, 2024	$52	350	3,082	3,484

	Thirteen and twenty-six weeks ended June 28, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 29, 2024	$52	$377	$2,557	$2,986
Net loss	—	—	(162)	(162)
March 29, 2025	$52	$377	$2,395	$2,824

Net loss	—	—	(7)	(7)
June 28, 2025	$52	$377	$2,388	$2,817

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024

Cash used in operating activities, net	$(108)	$(344)

Cash used in financing activities, net	(4)	(4)

Net decrease in cash	(112)	(348)

Cash at beginning of period	462	837

Cash at end of period	$350	$489

Supplemental cash flow information:
Income taxes payable	$—	$7
Interest paid on finance leases	$1	$1

See accompanying notes to unaudited condensed financial statement

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended June 28, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3: Inventories

Inventories consist of the following:

	June 28, 2025	December 28, 2024
Finished products	$1,401	$1,101
Raw materials and packaging	810	778
Total inventory	$2,211	$1,879

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

The Company recognized income tax expense of $0 and $5 for the thirteen week periods ended June 28, 2025 and June 29, 2024, respectively. The Company recognized income tax expense of $7 and $5 for the twenty-six week periods ended June 28, 2025 and June 29, 2024, respectively. The Company recorded a full valuation allowance on the deferred tax asset as of June 28, 2025.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024
Loss, numerator, basic computation	$(7)	$(32)	$(169)	$(335)
Net loss, numerator, diluted computation	$(7)	$(32)	$(169)	$(335)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Loss per common share - basic	$(0.00)	$(0.01)	$(0.03)	$(0.06)
Loss per common share - diluted	$(0.00)	$(0.01)	$(0.03)	$(0.06)

The following are securities excluded from weighted-average shares used to calculate diluted Net loss per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended June 28, 2025	Thirteen weeks Ended June 29, 2024
Shares subject to outstanding common stock options	250,000	250,000

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation. As of June 28, 2025 the 2014 plan is expired. “No stock options have been granted since 2022. In 2022, 250,000 stock options were issued, and as of June 28, 2025, 250,000 non-qualified stock options remain outstanding. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 vested in December 2023, and 83,334 vested in December 2024. All options expire on December 22, 2027.

The following is a summary of stock option activity from December 28, 2024 to June 28, 2025:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 28, 2024	250,000	$0.95
Granted	—	—
Exercised	—	—
Outstanding at June 28, 2025	250,000	$0.95
Exercisable at June 28, 2025	250,000	$0.95

The following table summarizes information about stock options outstanding from December 29, 2024 to June 28, 2025:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	1.5	$0.95	250,000

As of June 28, 2025 and June 29, 2024 the intrinsic value of the options outstanding and exercisable options was $0. As of June 28, 2025 there was $0 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended June 28, 2025 and June 29, 2024 was $0 and $22, respectively, which is recorded in general and administrative expenses on the statements of operations. Total stock-based compensation for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was $0 and $26, respectively, which is recorded in general and administrative expenses on the statements of operations.

Note 7: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024
Revenues by geography:
Americas	$1,916	$2,099	$3,415	$4,224
Europe	6	79	6	79
Asia Pacific and Africa	65	—	65	—
Middle East	42	105	134	192
	$2,029	$2,283	$3,620	$4,495

Approximately 80% of the Americas’ revenue for the thirteen weeks ended June 28, 2025 is attributable to sales in the United States compared with 95% of the Americas’ revenue for the thirteen weeks ended June 29, 2024. Approximately 81% of the Americas’ revenue for the twenty-six weeks ended June 28, 2025 is attributable to sales in the United States compared with 92% of the Americas’ revenue for the twenty-six weeks ended June 29, 2024.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six Weeks ended June 28, 2025	Twenty-six Weeks ended June 29, 2024
Frozen desserts and foods	$321	$357	$539	$760
Cheeses	1,708	1,926	3,081	3,735
Total Sales	$2,029	$2,283	$3,620	$4,495

Note 8: Leases

In 2024, the Company signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators The lease commenced on July 1 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The Company determined that this lease met the criteria for classification as an operating lease under ASC 842. Rent expense was $21 and $27 for the thirteen weeks ended June 28, 2025 and June 29, 2024. Rent expense was $42 and $55 for the twenty-six weeks ended June 28, 2025 and June 29, 2024. The Company also rents warehouse storage space at various outside facilities. Outside warehouse expenses were $100 for the thirteen weeks ended June 28, 2025 and $98 for the thirteen weeks ended June 29, 2024. Outside warehouse expenses were $177 for the twenty-six weeks ended June 28, 2025 and $181 for the twenty-six weeks ended June 29, 2024. The Company has determined that these warehouse leases do not fall within the scope of ASC 842, as they are either month-to-month leases or have terms of 12 months or less. The Company rents a copier and mail machine under a finance lease. In 2022, the Company entered into a copier and mail machine lease, which still exists as of June 28, 2025. Payments for the copier and mail machine amounted to $4 for the thirteen weeks ended June 28, 2025 and $0 for the thirteen weeks ended June 29, 2024. Payments for the copier and mail machine amounted to $6 for the twenty-six weeks ended June 28, 2025 and $0 for the twenty-six weeks ended June 29, 2024.

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	June 28, 2025	December 28, 2024
Operating lease right-of-use assets	$307	$340

Current portion of lease liabilities	67	64
Operating lease liabilities, net of current portion	257	283
Total lease liability	$324	$347

Weighted average remaining lease term (in years)	4.2	4.7
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	June 28, 2025	December 28, 2024
Finance lease right-of-use asset	$13	$21

Current portion of lease liabilities	14	16
Finance lease liabilities, net of current portion	0	6
Total finance lease liabilities	$14	$22

Weighted average remaining lease term (in years)	0.83	1.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of June 28, 2025 are as follows:

	Operating lease liability	Finance lease liability	Total
2025 (remainder of the year)	$41	$9	$50
2026	84	7	91
2027	87	—	87
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	354	16	370
Present value adjustment	(30)	(2)	(32)
Total	$324	$14	$338

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 10: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 28, 2025	December 28, 2024
Accrued payroll and other benefits	$1	$-
Accrued professional fees	8	-
Uncertain tax position	211	211

Total accrued expenses	$220	$211

Note 11: Related Party Transactions

During the thirteen weeks ending June 28, 2025 and June 29, 2024, we paid The CFO Squad $2,000 and $1,000, and $25,000 and $16,000 for the twenty-six weeks ending June 28, 2025 and June 29, 2024, respectively. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors. No amounts were accrued in our balance sheet for services provided by CFO Squad during the thirteen weeks ended June 28, 2025, and June 29, 2024.

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

NOTE 13: Customer Concentrations

As of June 28, 2025 two customers accounted for 20% and 19% of accounts receivable, respectively. There was two customers that accounted for 15% and 14% of accounts receivable as of June 29, 2024.

For sales, three customers represented 17%, 16%, and 15%, respectively, of total sales, for the thirteen weeks ended June 28, 2025. For the thirteen weeks ended June 29, 2024 three customers accounted for 17%, 15%, and 14% of sales, respectively. For sales, three customers represented 19%, 17%, and 12% of total sales, respectively, for the twenty-six weeks ended June 28, 2025. For the twenty-six weeks ended June 29, 2024 three customers accounted for 18%, 15%, and 13% of sales, respectively.

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

Results of Operations

Thirteen Weeks Ended June 28, 2025 Compared with Thirteen Weeks Ended June 29, 2024

Net sales for the thirteen weeks ended June 28, 2025 decreased by $254,000, or 11%, from net sales of $2,283,000 for the thirteen weeks ended June 29, 2024 to $2,029,000 for the thirteen weeks ended June 28, 2025. Sales of our vegan cheese products decreased to $1,708,000 in the thirteen weeks ended June 28, 2025 from $1,926,000 in the thirteen weeks ended June 29, 2024, due to increased competition in the vegan cheese category. Sales of our frozen dessert products decreased to $321,000 in the thirteen weeks ended June 28, 2025 from $357,000 for the thirteen weeks ended June 29, 2024. Our sales were also negatively impacted by the proposed new tariffs to be implemented by the USA and foreign countries that we sell to. The uncertainty created by the tariffs caused our two largest domestic customers to pause some of their regular purchase plans.

Our gross profit decreased to $618,000 for the thirteen weeks ended June 28, 2025 from $667,000 for the thirteen weeks ended June 29, 2024, due primarily due to the reduction of sales from the prior year period. Our gross profit percentage increased slightly to 30% for the thirteen weeks ending June 28, 2025 compared to 29% for the thirteen weeks ending June 29, 2024.

Freight out expense, a significant part of our cost of sales, decreased by $16,000, to $163,000, for the thirteen weeks ended June 28, 2025 compared with $179,000 for the thirteen weeks June 29, 2024. Freight out expense was 8% of sales for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively.

Selling expenses decreased significantly by $62,000, or 25%, to $188,000 for the thirteen weeks ended June 28, 2025 from $250,000 for the thirteen weeks ended June 29, 2024. This decrease was primarily due to decreases in meetings and convention expense of $53,000 and bad debt expense of $18,000. We anticipate that our selling expense will continue at this lower level, for the balance of 2025.

Marketing expenses increased slightly by $10,000, or 13%, to $89,000 for the thirteen weeks ended June 28, 2025 from $79,000 for the thirteen weeks ended June 29, 2024. The increase was primarily due to a decrease in artwork and plates of $11,000, and advertising expense of $5,000 which was partially offset by an increase in promotion expense of $5,000. We anticipate that our marketing promotion expenses will continue at the same level for the balance of 2025.

Product development costs, increased by $17,000, or 77%, to $39,000 for the thirteen weeks ended June 28, 2025 from $22,000 for the thirteen weeks ended June 29, 2024 due primarily to a $13,000 increase in professional fees and outside services expense. We anticipate our product development costs for the balance of the year will continue at a slightly higher level as compared to the 2024 period due to higher professional fees and outside services expense.

General and administrative expenses decreased by $34,000, or 10%, to $308,000 for the thirteen weeks ended June 28, 2025 from $342,000 for the thirteen weeks ended June 29, 2024, primarily due to a decrease in payroll expense of 13,000, stock option expense of $13,000, real and personal property tax expense of $6,000, office supplies expense of 8,000, and waste removal expense of $4,000. Which were partially offset by an increase in professional fees and outside services expense pf $10,000. We anticipate our general and administrative expense will continue at a lower level compared to 2024.

Income tax expense was $0 for the thirteen weeks ended June 28, 2025 and $5,000 for the thirteen weeks ended June 29, 2024.

Twenty-Six Weeks Ended June 28, 2025, Compared with Twenty-Six Weeks Ended June 29, 2024

Net sales for the twenty-six weeks ended June 28, 2025 decreased by $875,000, or 19%, to $3,620,000 from net sales of $4,495,000 for the twenty-six weeks ended June 29, 2024. Sales of our vegan cheese products decreased to $3,081,000 in the twenty-six weeks ended June 28, 2025 from $3,735,000 in the twenty-six weeks ended June 29, 2024, due to increased competition in the vegan cheese category. Sales of our frozen dessert products decreased to $539,000 in the twenty-six weeks ended June 28, 2025 from $700,000 for the twenty-six weeks ended June 29, 2024. Our sales were also negatively impacted by the proposed new tariffs to be implemented by the USA and foreign countries that we sell to. The uncertainty created by the tariffs caused our two largest domestic customers to pause some of their regular purchase plans.

Our gross profit increased to $1,207,000 for the twenty-six weeks ended June 28, 2025 by $71,000 from $1,136,000 for the twenty-six weeks ended June 29, 2024, due principally to significant price increases we implemented at the end of 2024. Our gross profit percentage was 33% for the twenty-six weeks ending June 28, 2025 compared to 25% for the twenty-six weeks ending June 29, 2024. There were ingredient and packaging cost increases that took place in the first twenty-six weeks of 2024 that negatively impacted the gross profit in the 2024 period that were not present in the first two quarters of 2025.

Freight out expense, a significant part of our cost of sales, decreased by $16,000, or 21%, to $281,000, for the twenty-six weeks ended June 28, 2025 compared with $357,000 for the twenty-six weeks June 29, 2024. Freight out expense was 8% of sales for the twenty-six weeks ended June 28, 2025 and the twenty-six weeks ended June 29, 2024. The significant reduction in freight expense was due to significant decrease in sales for fiscal year 2025. We anticipate the freight expense, as a percentage of sales, will remain constant for the balance of 2025.

Selling expenses decreased by $59,000, or 13%, to $405,000 for the twenty-six weeks ended June 28, 2025 from $464,000 for the twenty-six weeks ended June 29, 2024. Due to decreases in meetings and convention expense of $41,000, bad debt expense of $10,000, and commission expense of $7,000. We anticipate that our selling expense will continue at the same level, or lower, for the balance of 2025.

Marketing expenses decreased by $3,000, or 19%, to $210,000 for the twenty-six weeks ended June 28, 2025 from $213,000 for the twenty-six weeks ended June 29, 2024. Decreases in advertising expense of $33,000, were offset by increases in promotion expenses of $11,000, and artwork and plate expense of $21,000. We anticipate that our marketing promotion expenses will continue at the same level for the balance of 2025.

Product development costs, increased by $19,000, or 23%, to $83,000 for the twenty-six weeks ended June 28, 2025 from $64,000 for the twenty-six weeks ended June 29, 2024 due to an increase in professional fees and outside services expense of $18,000. We anticipate our product development costs for the balance of the year will continue at a slightly higher level as compared to the 2024 period due to higher professional fees and outside services expense.

General and administrative expenses decreased by $54,000, or 8%, to $669,000 for the twenty-six weeks ended June 28, 2025 from $724,000 for the twenty-six weeks ended June 29, 2024, primarily due to a decrease in stock option expense of $27,000, payroll expense of $16,000, building rental expense of $13,000, real and personal property tax of $10,000, waste removal of $8,000. These decreases were partially offset by increases in professional fees and outside services expense of $10,000, and general insurance expenses of $13,000. We anticipate our general and administrative expense will continue at a lower level compared to 2024.

Income tax expense was $0 for the twenty-six weeks ended June 28, 2025 and $0 for the twenty-six weeks ended June 29, 2024.

Liquidity and Capital Resources

As of June 28, 2025, we had approximately $350,000 in cash and our working capital was approximately 2,733,000, compared with approximately $462,000 in cash and working capital of $2,893,000 at December 30, 2024.

The following table summarizes our cash flows for the periods presented:

	Twenty-six Weeks ended	Twenty-six Weeks ended
	June 28, 2025	June 29, 2024

Cash used in operating activities, net	$(108)	$(344)
Cash used in financing activities, net	(4)	(4)
Net decrease in cash	$(112)	$(348)

Net cash used in operating activities for the Twenty-six weeks ended June 28, 2025 was $108,000 compared to $344,000 used in operating activities for the Twenty-six weeks ended June 29, 2024. Net cash used in operating activities for the Twenty-six weeks ended June 28, 2025 was primarily a result of the net loss of $169,000.

We believe our existing cash on hand at June 28, 2025, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We have faced inflationary price increases in the costs of some of our imported commodities and in freight costs. While we have been able to partially offset inflation and other changes in the costs of commodities by increasing prices, there can be no assurance that we will be able to continue to do so in the future. While there are no current tariffs that have affected any of the Company’s imports or exports, uncertainty regarding their implementation by the U.S. and certain foreign countries has already influenced the purchasing decisions of some of our domestic and international customers. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of the fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales of dairy free frozen desserts during those periods.

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of June 28, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 28, 2025, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 28, 2025.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of June 28, 2025 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at June 28, 2025.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things. Prices may be affected due to market changes, increased competition, the general risk of inflation, the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. While we have been able to partially offset inflation and other changes in the costs of commodities by increasing prices, there can be no assurance that we will be able to continue to do so in the future. Uncertainty regarding their implementation by the U.S. and certain foreign countries has already influenced the purchasing decisions of some of our domestic and international customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 28, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 18, 2025

