Form 10-Q
period 2025-09-27
TOFUTTI BRANDS INC
filed 2025-11-12
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 001-09009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of November 11, 2025 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 27, 2025 (Unaudited)	December 28, 2024
Assets
Current assets:
Cash	$630	$462
Accounts receivable, net of allowance for credit losses and sales promotions of $340 and $389.	787	989
Inventories	2,231	1,879
Prepaid expenses and other current assets	93	111
Total current	3,741	3,441

Operating lease right-of-use assets	291	340
Finance lease right-of-use asset	9	21
Other assets	21	21
Total assets	$4,062	$3,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$649	$257
Accrued expenses	416	211
Operating lease liability, current portion	68	64
Finance lease liability, current portion	10	16
Total current liabilities	1,143	548

Operating lease liabilities, net of current portion	239	283
Finance lease liability, net of current portion	—	6
Total liabilities	1,382	837
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	2,251	2,557
Total stockholders’ equity	2,680	2,986
Total liabilities and stockholders’ equity	$4,062	$3,823

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024

Net sales	$1,907	$1,986	$5,527	$6,481
Cost of sales	1,388	1,501	3,801	4,860
Gross profit	519	485	1,726	1,621

Operating expenses:
Selling and warehouse	217	207	622	671
Marketing	95	83	305	297
Research and development	31	28	113	92
General and administrative	309	374	979	1097
	652	692	2,019	2,157

Loss from operations	(133)	(207)	(293)	(536)

Loss before interest expense and income taxes	(133)	(207)	(293)	(536)
Interest expense	—	—	1	1
Loss before income tax expense	(133)	(207)	(294)	(537)
Income tax expense	4	—	12	5

Net loss	$(137)	$(207)	$(306)	$(542)

Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154

Loss per common share:
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.11)
Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.11)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen and thirty-nine weeks ended September 28, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 30, 2023	$52	323	3,417	3,792
Stock-based compensation	—	14	—	14
Net loss	—	—	(303)	(303)
March 30, 2024	$52	337	3,114	3,503
Stock-based compensation	—	13	—	13
Net loss	—	—	(32)	(32)
June 29, 2024	$52	350	3,082	3,484
Stock-based compensation		13		13
Net loss	—	—	(207)	(207)
September 28, 2024	$52	363	2,875	3,290

	Thirteen and thirty-nine weeks ended September 27, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 29, 2024	$52	$377	$2,557	$2,986
Net loss	—	—	(162)	(162)
March 29, 2025	$52	$377	$2,395	$2,824
Net loss	—	—	(7)	(7)
June 28, 2025	$52	$377	$2,388	$2,817
Net loss	—	—	(137)	(137)
September 27, 2025	$52	$377	$2,251	$2,680

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024

Cash provided by (used in) operating activities, net	$174	$(655)

Cash used in financing activities, net	(6)	(6)

Net increase (decrease) in cash	168	(661)

Cash at beginning of period	462	837

Cash at end of period	$630	$176

Supplemental cash flow information:
Income taxes paid	$2	$7
Interest paid on finance leases	$1	$1
Acquisition of right of use assets for lease obligations	$—	$371

See accompanying notes to unaudited condensed financial statement

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended September 27, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 3: Inventories

Inventories consist of the following:

	September 27, 2025	December 28, 2024
Finished products	$1,347	$1,101
Raw materials and packaging	884	778
Total inventory	$2,231	$1,879

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

The Company recognized income tax expense of $4 and $0 for the thirteen week periods ended September 27, 2025 and September 28, 2024, respectively. The Company recognized income tax expense of $12 and $5 for the thirty-nine week periods ended September 27, 2025 and September 28, 2024, respectively. The Company recorded a full valuation allowance on the deferred tax asset as of September 27, 2025.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024
Loss, numerator, basic computation	$(137)	$(207)	$(306)	$(542)
Net loss, numerator, diluted computation	$(137)	$(207)	$(306)	$(542)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Loss per common share - basic	$(0.03)	$(0.04)	$(0.06)	$(0.11)
Loss per common share - diluted	$(0.03)	$(0.04)	$(0.06)	$(0.11)

The following are securities excluded from weighted-average shares used to calculate diluted Net loss per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended September 27, 2025	Thirteen weeks Ended September 28, 2024
Shares subject to outstanding common stock options	250,000	250,000

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation. As of September 27, 2025 the 2014 plan is expired. No stock options have been granted since 2022. In 2022, 250,000 stock options were issued, and as of September 27, 2025, 250,000 non-qualified stock options remain outstanding. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. 83,333 of the options vested at the respective grant date, 83,333 vested in December 2023, and 83,334 vested in December 2024. All outstanding options will expire on December 22, 2027.

The following is a summary of stock option activity from December 28, 2024 to September 27, 2025:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 28, 2024	250,000	$0.95
Granted	—	—
Exercised	—	—
Outstanding at September 27, 2025	250,000	$0.95
Exercisable at September 27, 2025	250,000	$0.95

The following table summarizes information about stock options outstanding from December 29, 2024 to September 27, 2025:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	2.25	$0.95	250,000

As of September 27, 2025 and September 28, 2024 the intrinsic value of the options outstanding and exercisable options was $0. As of September 27, 2025 there was $0 of total unrecognized compensation cost. Total stock-based compensation for the thirteen weeks ended September 27, 2025 and September 28, 2024 was $0 and $13, respectively, which is recorded in general and administrative expenses on the statements of operations. Total stock-based compensation for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was $0 and $40, respectively, which is recorded in general and administrative expenses on the statements of operations.

Note 7: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024
Revenues by geography:
Americas	$1,780	$1,896	$5,195	$6,120
Europe	49	5	55	84
Asia Pacific and Africa	—	—	65	—
Middle East	78	85	212	277
Total Revenue	$1,907	$1,986	$5,527	$6,481

Approximately 97% of the Americas’ revenue for the thirteen weeks ended September 27, 2025 is attributable to sales in the United States compared with 92% of the Americas’ revenue for the thirteen weeks ended September 28, 2024. Approximately 92% of the Americas’ revenue for the thirty-nine weeks ended September 27, 2025 is attributable to sales in the United States compared with 91% of the Americas’ revenue for the thirty-nine weeks ended September 28, 2024.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine Weeks ended September 27, 2025	Thirty-nine Weeks ended September 28, 2024
Frozen desserts and foods	$275	$338	$814	$1,098
Cheeses	1,632	1,648	4,713	5,383
Total Sales	$1,907	$1,986	$5,527	$6,481

Note 8: Leases

In 2024, the Company signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators The lease commenced on July 1 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The Company determined that this lease met the criteria for classification as an operating lease under ASC 842. Rent expense was $22 and $42 for the thirteen weeks ended September 27, 2025 and September 28, 2024 and was $64 and $97 for the thirty-nine weeks ended September 27, 2025 and September 28, 2024. The Company also rents warehouse storage space at various outside facilities. Outside warehouse expenses were $95 for the thirteen weeks ended September 27, 2025 and $90 for the thirteen weeks ended September 28, 2024 and $271 for both the thirty-nine weeks ended September 27, 2025 and thirty-nine weeks ended September 28, 2024. The Company has determined that these warehouse leases do not fall within the scope of ASC 842, as they are either month-to-month leases or have terms of 12 months or less. The Company rents a copier and mail machine under a finance lease.

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	September 27, 2025	December 28, 2024
Operating lease right-of-use assets	$291	$340

Current portion of lease liabilities	68	64
Operating lease liabilities, net of current portion	239	283
Total lease liability	$307	$347

Weighted average remaining lease term (in years)	3.8	4.7
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	September 27, 2025	December 28, 2024
Finance lease right-of-use asset	$9	$21

Current portion of lease liabilities	10	16
Finance lease liabilities, net of current portion	—	6
Total finance lease liabilities	$10	$22

Weighted average remaining lease term (in years)	0.58	1.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of September 27, 2025 are as follows:

	Operating lease liability	Finance lease liability	Total
2025 (remainder of the year)	$21	$4	$25
2026	84	7	91
2027	87	—	87
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	334	11	345
Present value adjustment	(27)	(1)	(28)
Total	$307	$10	$317

Note 9: Commitments and Contingencies

The Company sells its products throughout the United States and in approximately twelve foreign countries and its operations may be impacted by any future public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption. Our selling prices may be affected due to market changes, increased competition, the general risk of inflation, the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. While there are no current tariffs that have affected any of the Company’s imports or exports, uncertainty regarding their implementation has already influenced the purchasing decisions of some of our domestic and international customers.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 10: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	September 27, 2025	December 28, 2024
Accrued payroll and other benefits	$1	$-
Inventory and other expenses	185	-
Accrued professional fees	17	-
Uncertain tax position	213	211
Total accrued expenses	$416	$211

Note 11: Related Party Transactions

During the thirteen weeks ending September 27, 2025 and September 28, 2024, we paid CFO Squad $0 and $4,000, and paid them $30,000 and $18,000 for the thirty-nine weeks ending September 27, 2025 and September 28, 2024, respectively. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors. No amounts were accrued in our balance sheet for services provided by CFO Squad during the thirteen weeks ended September 27, 2025 and September 28, 2024.

Note 12: Segment Information

The Company views its operations and manages its business in one reportable segment, which is the development, production and marketing of soy and other vegetable protein-based, dairy free cheese and frozen food products.

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

NOTE 13: Customer Concentrations

As of September 27, 2025 two customers accounted for 20% and 19% of accounts receivable, respectively. There were two customers that accounted for 15% and 14% of accounts receivable as of September 28, 2024.

Three customers accounted for 20%, 16%, and 15% of total sales for the thirteen weeks ended September 27, 2025. For the thirteen weeks ended September 28, 2024 three customers accounted for 20%, 15%, and 11% of sales. Three customers accounted for 20%, 16%, and 15% of total sales for the thirty-nine weeks ended September 27, 2025. For the thirty-nine weeks ended September 28, 2024 three customers accounted for 19%, 16%, and 14% of sales.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

Results of Operations

Thirteen Weeks Ended September 27, 2025 Compared with Thirteen Weeks Ended September 28, 2024

Net sales for the thirteen weeks ended September 27, 2025 decreased by $79,000, or 4%, from net sales of $1,986,000 for the thirteen weeks ended September 28, 2024 to $1,907,000 for the thirteen weeks ended September 27, 2025. Sales of our vegan cheese products decreased slightly to $1,632,000 in the thirteen weeks ended September 27, 2025 from $1,648,000 in the thirteen weeks ended September 28, 2024. Sales of our frozen dessert products decreased to $275,000 in the thirteen weeks ended September 27, 2025 from $338,000 for the thirteen weeks ended September 28, 2024.

Our gross profit increased to $519,000 for the thirteen weeks ended September 27, 2025 from $485,000 for the thirteen weeks ended September 28, 2024. Our gross profit percentage increased to 27% for the thirteen weeks ending September 27, 2025 compared to 24% for the thirteen weeks ending September 28, 2024. The increase was due to a price increase instituted at the beginning of fiscal year 2025.

Freight out expense, a significant part of our cost of sales, decreased by $20,000, to $136,000, for the thirteen weeks ended September 27, 2025 compared with $156,000 for the thirteen weeks September 28, 2024. The decrease in Freight out expense was due to the reduction in sales. Freight out expense was 7% of sales for the thirteen weeks ended September 27, 2025 compared to 8% for the thirteen weeks ended September 28, 2024.

Selling expenses increased slightly by $10,000, or 5%, to $217,000 for the thirteen weeks ended September 27, 2025 from $207,000 for the thirteen weeks ended September 28, 2024. This increase was primarily due to increases in bad debt expense of $9,000 and outside warehouse rental expense of $4,000, which were partially offset by a decrease in commission expense of $5,000. We anticipate that our selling expense will continue at the same level for the balance of 2025.

Marketing expenses increased by $12,000, or 15%, to $95,000 for the thirteen weeks ended September 27, 2025 from $83,000 for the thirteen weeks ended September 28, 2024. The increase was primarily due to an increase in promotion expense of $12,000. We anticipate that our marketing promotion expenses will continue at the same level for the balance of 2025.

Research and development increased slightly by $3,000, or 11%, to $31,000 for the thirteen weeks ended September 27, 2025 from $28,000 for the thirteen weeks ended September 28, 2024 due primarily to a $5,000 increase in professional fees and outside services expense. We anticipate our product development costs for the balance of the year will continue at a slightly higher level as compared to the 2024 period due to higher professional fees and outside services expense.

General and administrative expenses decreased by $65,000, or 17%, to $309,000 for the thirteen weeks ended September 27, 2025 from $374,000 for the thirteen weeks ended September 28, 2024, primarily due to decreases in stock option expense of $13,000, real and personal property tax expense of $3,000, building expense of $20,000, waste removal expense of $5,000, office supply expense of $12,000, equipment rental expense of $6,000, and public relations expense of $13,000. These decreases were partially offset by an increase in professional fees and outside services expense of $10,000. We anticipate our general and administrative expense will continue at a lower level compared to 2024 for the remainder of this fiscal year.

Income tax expense was $4 for the thirteen weeks ended September 27, 2025 and $0 for the thirteen weeks ended September 28, 2024.

Thirty-nine Weeks Ended September 27, 2025, Compared with Thirty-nine Weeks Ended September 28, 2024

Net sales for the thirty-nine weeks ended September 27, 2025 decreased by $954,000, or 15%, to $5,527,000 from net sales of $6,481,000 for the thirty-nine weeks ended September 28, 2024. Sales of our vegan cheese products decreased to $4,713,000 in the thirty-nine weeks ended September 27, 2025 from $5,383,000 in the thirty-nine weeks ended September 28, 2024, due to increased competition in the vegan cheese category. Sales of our frozen dessert products decreased to $814,000 in the thirty-nine weeks ended September 27, 2025 from $1,098,000 for the thirty-nine weeks ended September 28, 2024. The decrease was due to a reduction in the sales of pints in the current fiscal year.

Our gross profit increased to $1,726,000 for the thirty-nine weeks ended September 27, 2025 by $105,000 from $1,621,000 for the thirty-nine weeks ended September 28, 2024, due principally to significant price increases we implemented at the end of 2024. Our gross profit percentage was 31% for the thirty-nine weeks ending September 27, 2025 compared to 25% for the thirty-nine weeks ending September 28, 2024. Ingredient and packaging cost increases that took place in the first thirty-nine weeks of 2024 and negatively impacted the gross profit in the 2024 period were not present in the first three quarters of 2025. Our gross profit and gross profit percentage were also positively impacted by a decrease of $91,000 in sales and promotional allowance expense to $531,000 for the thirty-nine weeks ended September 27, 2025 from $622,000 for the thirty-nine weeks ended September 28, 2024.

Freight out expense decreased by $96,000, or 19%, to $417,000, for the thirty-nine weeks ended September 27, 2025 compared with $513,000 for the thirty-nine weeks September 28, 2024. Freight out expense was 8% of sales for the thirty-nine weeks ended September 27, 2025 and the thirty-nine weeks ended September 28, 2024. The significant reduction in freight expense was due to the significant decrease in sales in the 2025 period.

Selling expenses decreased by $49,000, or 7%, to $622,000 for the thirty-nine weeks ended September 27, 2025 from $671,000 for the thirty-nine weeks ended September 28, 2024, due to decreases in meetings and convention expense of $37,000, and commission expense of $12,000.

Marketing expenses increased slightly by $8,000, or 3%, to $305,000 for the thirty-nine weeks ended September 27, 2025 from $297,000 for the thirty-nine weeks ended September 28, 2024. Increases in artwork and plate expense of $19,000, and promotion expenses of $21,000, were partially offset by a decrease in advertising expense of $29,000.

Research and development costs, increased by $21,000, or 23%, to $113,000 for the thirty-nine weeks ended September 27, 2025 from $92,000 for the thirty-nine weeks ended September 28, 2024 due primarily to an increase in professional fees and outside services expense of $23,000.

General and administrative expenses decreased by $118,000, or 11%, to $979,000 for the thirty-nine weeks ended September 27, 2025 from $1,097,000 for the thirty-nine weeks ended September 28, 2024, primarily due to decreases in stock option expense of $40,000, payroll expense of $6,000, building rental expense of $32,000, real and personal property tax expense of $19,000, waste removal of $13,000, public relations expense of $12,000, and office supplies expense of $20,000. These decreases were partially offset by increases in professional fees and outside services expense of $20,000, and general insurance expenses of $12,000.

Income tax expense was $12 for the thirty-nine weeks ended September 27, 2025 and $5 for the thirty-nine weeks ended September 28, 2024.

Liquidity and Capital Resources

As of September 27, 2025, we had approximately $630,000 in cash and our working capital was approximately $2,598,000, compared with approximately $462,000 in cash and working capital of $2,893,000 at December 28, 2024.

The following table summarizes our cash flows for the periods presented:

	Thirty-nine Weeks ended	Thirty-nine Weeks ended
	September 27, 2025	September 28, 2024

Cash provided by (used in) operating activities, net	$174	$(655)
Cash used in financing activities, net	(6)	(6)
Net increase (decrease) in cash	$168	$(661)

Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 was $174,000 compared to $655 used in operating activities for the thirty-nine weeks ended September 28, 2024. Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 was primarily a result of a decrease in accounts receivable of $202,000 and an increase of current liabilities of $595,000, which were partially offset by an increase in inventories of $352,000 and the net loss of $306,000.

We believe our existing cash on hand at September 27, 2025, existing working capital and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of September 27, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 27, 2025, our Company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective as of September 27, 2025.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and chief financial officer, has concluded that our internal control over financial reporting was ineffective as of September 27, 2025 because of the following material weaknesses in internal controls over financial reporting:

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

To date, we have been unable to remediate these weaknesses, which stem from our small workforce of five persons at September 27, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 27, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 11, 2025

