Form 10-K
period 2025-12-27
TOFUTTI BRANDS INC
filed 2026-04-13
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fifty-two weeks ended December 27, 2025

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

As of April 2, 2026, the issuer had 5,153,706 shares of common stock, par value $0.01, outstanding.

INTRODUCTION

We are engaged in the development, production and marketing of TOFUTTI® brand plant-based, dairy free frozen desserts and cheese products, which contain no butterfat, cholesterol or lactose.

As used in this annual report, the terms “we,” “us” and “our” mean Tofutti Brands Inc., unless otherwise indicated. Statements made in this annual report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this annual report or to any previous filing with the Securities and Exchange Commission, you may read the document itself for a complete recitation of its terms.

Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1A. “Risk Factors.”

We operate on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein are the fifty-two week periods ended December 27, 2025 (fiscal 2025) and December 28, 2024 (fiscal 2024).

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

We were organized under the laws of the State of New York in 1981 and became a Delaware corporation in 1984. Our registered and principal executive office is located at 105 Newfield Ave, Suite H, Edison, New Jersey, 08837. Our telephone number is 908-272-2400. Our internet website address is www.tofutti.com. The information on our website is not incorporated by reference into this annual report.

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

Dairy Free Vegan Cheese Products

♦	BETTER THAN CREAM CHEESE® is similar in taste and texture to traditional cream cheese, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. It is as versatile as dairy cream cheese, whether spread on a bagel, used as a dip for snack items, such as crackers or chips, or used in any favorite recipe. BETTER THAN CREAM CHEESE comes in five flavors; plain, Herb & Chives, Smoked, Everything and Garlic & Herb that are available in 8 oz. retail packages. The plain is also available in 5 lb. containers and 30 lb. bulk boxes for food service customers. BETTER THAN CREAM CHEESE is available nationally in many health food stores, select supermarket, and food service outlets.

♦	TOFUTTI WHIPPED BETTER THAN CREAM CHEESE is the whipped version of our original BETTER THAN CREAM CHEESE available in a 16 oz. container. It is available in many supermarkets and health food stores.

♦	BETTER THAN SOUR CREAM® is similar in taste and texture to traditional sour cream, but is dairy free, butterfat-free, gluten-free and contains no cholesterol. BETTER THAN SOUR CREAM has the versatility of sour cream with the added benefit of being dairy free. The 12 oz. retail packages are available in plain and Guacamole, French Onion and Tzatziki flavors. The plain version is also available in 5 lb. containers for food service customers. Like BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM is available nationally in many health food stores, select supermarkets and food service outlets.

♦	TOFUTTI AMERICAN VEGAN CHEESE SLICES™ offer consumers a delicious dairy free, gluten-free, vegan alternative to regular cheese slices and contain no trans fatty acids. Available as individually wrapped slices in 8 oz. packages, TOFUTTI AMERICAN VEGAN CHEESE SLICES are sold in most health food stores and select supermarkets.

♦	BETTER THAN RICOTTA CHEESE®, our dairy free ricotta cheese alternative, offers consumers a dairy-free and gluten-free alternative that tastes and works just like real ricotta cheese in all their favorite recipes. Available in 16 oz. retail containers, BETTER THAN RICOTTA is available nationally in supermarkets and health food stores.

Frozen Desserts

♦	Premium TOFUTTI® dairy free frozen dessert, available in pre-packed pints, three-gallon cans, and soft serve mix, is sold nationally in supermarkets, health food stores, retail shops, and restaurants. Premium TOFUTTI was the first dairy free frozen dessert to be marketed to the general public through supermarkets. We currently offer six flavors of premium, hard frozen TOFUTTI in pints, three flavors in three-gallon bulk cans and one soft-serve flavor, vanilla.

♦	TOFUTTI CUTIES®, our best-selling frozen dessert product, are bite size frozen sandwiches combining a choice of one of three different fillings between two chocolate wafers. Half the size of traditional ice cream sandwiches, TOFUTTI CUTIES offer consumers a portion-controlled treat. Unlike ice cream sandwiches, CUTIES are totally dairy free, without butterfat or cholesterol, yet with the same great taste that makes ice cream sandwiches one of the best-selling novelties in the freezer case. Tofutti Cuties come in three flavors: vanilla, chocolate and mint chocolate chip.

MARKETING AND DISTRIBUTION

TOFUTTI products are sold and distributed across the United States and internationally, and can be found in gourmet specialty shops, Kosher supermarkets, natural/health food stores, and national and regional supermarket chains. Our products are sold by independent unaffiliated food brokers to distributors and sometimes on a direct basis to retail chain accounts or to warehouse accounts that directly service chain accounts. Such direct accounts include Giant Eagle, DeMoulas/Market Basket, and Wakefern Food Corp. Food brokers act as our agents within designated territories or for specific accounts and receive commissions, which average 4% of net collected sales. Certain key domestic, Kosher, and food service accounts and all international accounts are handled directly by us.

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

Our sales to health food accounts in fiscal 2025 decreased to $2,959,000 from approximately $3,568,000 in fiscal 2024. Sales to health food accounts in fiscal 2025 and 2024 was 38% and 40% of total sales, respectively. Sales to foreign distributors decreased to $1,130,000 in fiscal 2025 from $1,275,000 in fiscal 2024, representing 15% of sales in fiscal 2025 and 14% of sales in fiscal 2024. Our sales to the Kosher market increased to $785,000 in fiscal 2025, from sales of approximately $620,000 in fiscal 2024. Sales to the Kosher markets accounted for 10% of sales fiscal 2025 and 7% for fiscal 2024.

The following table presents the geographical breakdown of our sales in our largest domestic markets for the last two fiscal years.

	Fifty-Two Weeks ended December 27, 2025		Fifty-Two Weeks ended December 28, 2024
	Sales	% of total Sales	Sales	% of total Sales
	(Dollars in thousands)
Metropolitan New York	$2,086	27%	$2,017	39%
California	829	11%	1,150	13%
Midwest	812	10%	700	8%
Mid-Atlantic	791	10%	877	10%
Upstate New York	466	6%	406	5%
Northwest	423	5%	496	6%
Florida	294	4%	315	4%
New England	280	4%	573	7%
Southwest	236	3%	414	5%
Southeast	113	1%	85	1%
Rocky Mountains	94	1%	150	2%

During fiscal 2025, we shipped our products to distributors in Australia, Canada, Egypt, France, Israel, Mexico, Panama and the UK. Sales to foreign distributors decreased to $1,130,000, or 15% of sales, in fiscal 2025, from $1,275,000, or 14% of sales, in fiscal 2024. We conduct all of our foreign business in U.S. dollars. Our future export sales could be adversely affected by an increase in the value of the U.S. dollar against local currencies, which could increase the local currency price of our products.

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

TARIFFS

Our business exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imports, or the imposition of new tariffs on imports or exports could have an adverse effect on our business and results of operations. Currently, our operations have not been negatively impacted by any recent tariff changes.

PRODUCT DEVELOPMENT

All of our current products were developed by us in our own laboratory. In fiscal 2025 and 2024, our product development expenses were approximately $156,000 and $132,000, respectively. We currently do not intend to reopen the laboratory to its previous level of operations. However, all required quality control requirements are still being performed as needed. We still have the capability of developing and introducing new products with the facility that we currently have. All product development costs are expensed as incurred and are recorded as operating expenses in our financial statements.

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

For the fifty-two weeks ended December 27, 2025 and December 28, 2024, we purchased approximately 50% and 41% of our finished goods, respectively, from Franklin Foods, our co-packer for our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, SOUR SUPREME, and BETTER THAN RICOTTA products, and 9% and 13%, respectively, of our finished goods from College Circle Creamery, our frozen dessert novelty co-packer.

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

The Food, Drug and Cosmetic Act, the Food Safety Modernization Act and rules and regulations promulgated by the FDA thereunder, contain no specific Federal standard of identity which is applicable to our products. Our frozen dessert products meet the New York State standard of identity for “parevine,” which has been adopted by at least eight other states. Many states require registration and label review before food products can be sold. While approval in one jurisdiction generally indicates the products will meet with approval in other jurisdictions, there is no assurance that approval from other jurisdictions will be forthcoming. Additionally, many of our major customers now require that any food products that they purchase be produced in Safe Quality Food, or SQF, manufacturing facilities. The SQF program is recognized by the Global Food Safety Initiative and provides a rigorous system to manage food safety risks and provide safe products used by companies in the food industry. All of our current co-packers are SQF certified or have completed the certification process and are awaiting final approval by the certifying organization.

Food manufacturing facilities are subject to inspections by various safety, health and environmental regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company’s facilities, subject to a period during which the company can remedy the alleged violations. Our Edison, New Jersey facility is subject to inspection by the New Jersey-Kosher Enforcement Bureau, the New Jersey Environmental Health Services and the Edison Township Health department. We believe that we, our distributors and our co-packers are in compliance in all material respects with governmental regulations regarding our current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations. Our compliance with Federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business. However, there can be no assurance that our company, our distributors and our co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our products to consumers.

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

EMPLOYEES

We have successfully operated our business with a limited number of employees for over a decade. We employed five persons as of December 27, 2025 and December 28, 2024 on a full-time basis. We consider our employees to be among the most valuable assets of our company. We believe that an engaged workforce is key to maintaining our ability to innovate. We are committed to providing a safe work environment for our employees in compliance with applicable regulations or personal service contracts. We do not have any collective bargaining agreements with our employees.

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

Risks Related to Our Business

The closing of the principal production facility for our non-dairy cheeses raises substantial doubt about our ability to continue as a going concern.

We learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products this facility produces represented approximately 80% of our sales for the year ended December 27, 2025. While management is actively searching for an alternative co-packer, there is no assurance a suitable replacement can be found. In addition, the Company has recurring losses from operations, cash used in operations and declining revenues. These conditions result in substantial doubt about our ability to continue as a going concern.

We may not be able to achieve and maintain profitable operations in the future. We may not have sufficient working capital to fund our operations in the future.

In fiscal 2025 and 2024 we incurred net losses of $778,000 and $860,000, respectively and had negative cash flow from operations of $98,000 and $358,000, respectively. At December 27, 2025, we had $347,000 in cash and our working capital was $2,126,000 as compared to $462,000 in cash and $2,893,000 of working capital at December 28, 2024. The lack of sufficient working capital in the past has negatively impacted our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If adequate funds are not available to us, our business, and results of operations and financial condition will be adversely affected.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the fifty-two weeks ended December 27, 2025 and December 28, 2024, we purchased approximately 50% and 41%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 9% and 13%, respectively, of our finished goods from College Circle Creamery, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

Our future success is significantly dependent on the services of Steven Kass (age 74), our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

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

In fiscal 2025, approximately 15% of our revenues were from international sales. Although we intend to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. Based on our evaluation under the frameworks described above, our chief executive and financial officer concluded that our internal control over financial reporting was not effective as of December 27, 2025 because of the following material weaknesses in internal controls over financial reporting:

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

The estate of our founder, former Chairman of the Board and Chief Executive Officer, David Mintz, holds 2,630,440 shares of common stock representing approximately 49% of the outstanding shares. As long as the estate maintains a controlling interest in our company, it will have the ability to exercise a controlling influence over our business and affairs, including any determinations with respect to potential mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common shares or other equity securities, our repurchase or redemption of common shares and our payment of dividends. Similarly, as long as the estate of Mr. Mintz has a controlling interest in our company, it will have the power to determine the outcome of matters submitted to a vote of our shareholders, including the power to elect all of the members of our board of directors and prevent an acquisition or any other change in control of us.

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

In addition, in recent years the stock market has been highly volatile. Many of these factors are beyond our control and may materially adversely affect the market price of our common stock, regardless of our performance. In the past, following periods of market volatility, shareholders have often instituted securities class action litigation relating to the stock trading and price volatility of the company in question. If we were involved in any securities litigation, it could result in substantial cost to us to defend and divert resources and the attention of management from our business.

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

Our facilities are located in a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse and freezer and refrigeration equipment. Our lease commenced on July 1 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. Our rent expense was $86,000 in fiscal 2025 and $118,000 in fiscal 2024. Our management believes that the Edison facility will continue to satisfy our space requirements for the immediate future. We rent warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $351,000 and $359,000 during fiscal 2025 and 2024, respectively.

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

Holders of Record

As of April 2, 2026, there were approximately 241 holders of record of our common stock.

Dividends

We have not paid and have no present intention of paying cash dividends on our common stock in the foreseeable future.

2014 Equity Incentive Plan

Our shareholders adopted our 2014 Equity Incentive Plan (the “Plan”) on June 10, 2014. We granted 250,000 non-qualified options in the fifty-two weeks ended December 31, 2022, which remain outstanding as of December 27, 2025. The Plan expired on June 9, 2024.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2025.

Purchase of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our common stock in the thirteen weeks ended December 27, 2025 (the fourth quarter of fiscal 2025).

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

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfilment costs in accordance with U.S. GAAP and our inventory policies. We generally do not have any unbilled receivables at the end of a period.

Accounts Receivable. The majority of our accounts receivable are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of credit losses and sales promotions. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense account. We do not accrue interest on accounts receivable past due.

Inventory. Inventory is stated at lower of cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand are written down and charged to the provision for inventories. At the point of which a loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will present the additional required disclosures when it adopts the standard. The Company plans to adopt this standard in fiscal 2027 and will provide the additional disclosures required by ASU 2024-03.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. We adopted this standard in fiscal year 2025 by providing additional disclosures required.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not anticipate the adoption of this standard to have a material impact on the financial statements.

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

The closing of the principal production facility for our non-dairy cheeses raises substantial doubt about our ability to continue as a going concern.

We learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products this facility produces represented approximately 80% of our sales for the year ended December 27, 2025. While management is actively searching for an alternative co-packer, there is no assurance a suitable replacement can be found. In addition, the Company has recurring losses from operations, cash used in operations and declining revenues. These conditions result in substantial doubt about our ability to continue as a going concern.

The ability to continue as a going concern is defined as the ability of a company to meet its obligations for at least twelve months from the date these financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to maintain profitability in the future and may not have sufficient working capital to fund our operations in the future.

We reported a net loss of $778,000 in fiscal 2025, and have not been consistently profitable in recent years. Our cash decreased to $347,000 as of December 27, 2025, from $462,000 as of December 28, 2024 and our working capital decreased to $2,126,000 as of December 27, 2025 from $2,893,000 as of December 28, 2024. The lack of sufficient working capital in the future could negatively impact our ability to introduce and adequately promote new products. To the extent that we incur operating losses in the future or are unable to generate free cash flows from our business, we may not have sufficient working capital to fund our operations and will be required to obtain additional financing. Such financing may not be available, or, if available, may not be on terms satisfactory to us. If we are unable to maintain revenues, we may not be able sustain profitable operations in the future or generate positive cash flows from our operations.

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

A significant portion of our sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 52% and 33% of our net sales for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively. Although we believe that the business associated with any of our primary distributors can be readily transferred to other distributors or directly to supermarket warehouses, if necessary, no assurance can be given that a change in distributors would not be disruptive to our business, which could have a material adverse effect on our business and results of operations.

Interruptions in the supply of products from our co-packers and suppliers could adversely affect our revenues.

We depend on a limited number of suppliers for ingredients, packaging materials and the production of our products. We do not produce any of our own products. For the years ended December 27, 2025 and December 28, 2024, we purchased approximately 50% and 41%, respectively, of our finished goods from Franklin Foods, including our BETTER THAN CREAM CHEESE, WHIPPED BETTER THAN CREAM CHEESE, BETTER THAN SOUR CREAM, and BETTER THAN RICOTTA products, and purchased approximately 9% and 13%, respectively, of our finished goods from College Circle Creamery, our frozen dessert novelty co-packer. Any disruption in supply could have a material adverse effect on our company.

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

Upon the death of Mr. Mintz in 2021, our continued success is significantly dependent on the services of Steven Kass (age 74), who is serving as our Chief Executive and Financial Officer. The loss of his services would have a material adverse effect on our business and results of operations.

Fifty-Two Weeks Ended December 27, 2025 Compared with Fifty-Two Weeks Ended December 28, 2024

We operate on a fiscal year ending on the Saturday closest to December 31. Net sales for the fifty-two weeks ended December 27, 2025 were $7,776,000, a decrease of $1,044,000 or 12%, from net sales of $8,820,000 for the fifty-two weeks ended December 28, 2024. Sales of plant-based cheese products decreased to $6,668,000 in the fifty-two weeks ended December 27, 2025 from $7,428,000 in the fifty-two weeks ended December 28, 2024. Sales of our plant-based cheese products were significantly negatively impacted by increased competition with the introduction of new vegan cheese products by a number of other companies with significantly greater resources than us. Our future product sales of plant-based cheese products could be negatively impacted by the entry of new competitors and by the further introduction of other competitive products. Sales of our frozen dessert product lines decreased to $1,108,000 in the fifty-two weeks ended December 27, 2025 from $1,392,000 in fiscal 2024. Sales of our frozen dessert products, which are part of the ice cream food category, have been negatively impacted by the industry-wide decline in ice cream sales.

Our gross profit for the year ended December 27, 2025, decreased by $203,000 to $2,048,000 from $2,251,000 for the fifty-two weeks ended December 28, 2024. Our gross profit percentage for each of the fifty-two weeks ended December 27, 2025 and December 28, 2024 was 26%. Additionally, sales promotion and allowance expense decreased by $107,000 or 12% to $758,000 for the fifty-two weeks ended December 27, 2025 compared to $865,000 for the fifty-two weeks ended December 28, 2024 due to the decrease in sales. Our sales promotion and allowance expense includes items such as off-invoice sales allowances, manufacturer charge backs (MCBs), early pay cash discount, coupons and slotting fees. Historically, our total sales promotion and allowance expense averages between 10% - 12% annually. Sales promotion and allowance expense was 10% of net sales for both fiscal periods.

Freight out expense decreased significantly by $108,000 to $574,000 for the fifty-two weeks ended December 27, 2025 compared with $682,000 for the fifty-two weeks ended December 28, 2024 due to the significant reduction in sales. Freight out expense as a percentage of sales was 7% and 8% for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively. While the effects of the ongoing crisis in the Middle East are as of yet unknown, we anticipate that our freight out expense as a percentage of sales will increase in 2026.

Selling and warehousing expenses increased by $21,000, or 25%, to $890,000 for the fifty-two weeks ended December 27, 2025 from $869,000 for the fifty-two weeks ended December 28, 2024. This increase was primarily attributable to increases in commission expense of $48,000 and travel, entertainment, and auto expense of $18,000. These increases were partially offset by decreases in meetings and conventions expense of $37,000, outside warehouse rental expense of $8,000, and bad debt expense of $7,000. The increase in commission expense represented the cost of a retainer fee to a new independent broker.

Marketing expenses increased in the fifty-two weeks ended December 27, 2025 by $31,000, or 7%, to $447,000 compared to $416,000 in the fiscal period ended December 28, 2024 due to increases in artwork and plate expenses of $15,000 and promotions expense of $38,000, which were partially offset by a decrease in advertising expense of $20,000.

Product development expenses increased by $24,000, or 18%, to $156,000 in the fifty-two weeks ended December 27, 2025 from $132,000 in the fifty-two weeks ended December 28, 2024. The increase was primarily attributable to an increase in professional fees and outside services expense of $18,000 and lab costs and supplies expense of $18,000 which were partially offset by decreases in utilities expense of $9,000 and depreciation expense of $4,000.

General and administrative expenses decreased by $113,000, or 8%, to $1,328,000 for the fifty-two weeks ended December 27, 2025 from $1,441,000 for the fifty-two weeks ended December 28, 2024. The decrease was primarily due to decreases in office supplies expense of $21,000, stock compensation expense of $54,000, security and fire alarm expense of $12,000, building rent expense of $32,000, real and personal property tax expense of $13,000, waste removal expenses of $14,000, and telephone expense of $6,000. These decreases were partially offset by increases in payroll expense of $15,000, travel and entertainment expense of $8,000, IT expense of $10,000, and general insurance expense of $11,000.

Overall, total operating expenses decreased by $37,000, or 1%, to $2,821,000 for the fifty-two weeks ended December 27, 2025 compared to total operating expenses of $2,858,000 for the fifty-two weeks ended December 28, 2024. We expect our operating expenses in fiscal 2026 will be consistent with those of fiscal 2025.

As a result of the foregoing we recorded an operating loss of $773,000 for the fifty-two weeks ended December 27, 2025 as compared with an operating loss of $607,000 for the fifty-two weeks ended December 28, 2024.

Loss before income taxes for the fifty-two weeks ended December 27, 2025 was $774,000 compared to loss before income taxes of $609,000 for the fifty-two weeks ended December 28, 2024.

Income taxes for the fifty-two weeks ended December 27, 2025 was $4,000 compared to income taxes of $251,000 for the fifty-two weeks ended December 28, 2024. The income tax expense in fiscal year 2024 was the result of writing off the deferred tax asset balance.

As a result of the foregoing we recorded a net loss of $778,000 for the fifty-two weeks ended December 27, 2025 as compared with a net loss of $860,000 in the fifty-two weeks ended December 28, 2024.

Liquidity and Capital Resources

At December 27, 2025, we had approximately $347,000 in cash, and our working capital was $2,126,000 as compared to $462,000 and $2,893,000 at December 28, 2024. We principally operate our business on the cash flows from our operations and currently have no borrowings.

Cash Flows

	Fifty-Two Weeks Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Net cash (used in) provided by operating activities	$(98)	$(358)
Net cash used in financing activities	(17)	(17)
Net (decrease) increase in cash	(115)	(375)
Cash at beginning of year	462	837
Cash at end of year	$347	$462

Cash used in operating activities for the fifty-two weeks ended December 27, 2025 was $98,000 compared to $358,000 used in operating activities for the fifty-two weeks ended December 28, 2024. Cash used in operating activities was primarily due to the net loss of $778,000, which was partially offset by a reduction in inventory of $150,000, a reduction in accounts receivable of $74,000, a reduction in prepaid expenses of $20,000, and an increase in accounts payable and accrued expenses of $412,000.

Cash used in investing activities was $0 for both the fifty-two weeks ended December 27, 2025 and December 28, 2024 periods, respectively.

Cash used in financing activities was $17,000 for the fifty-two weeks ended December 27, 2025, and $17,000 in the fifty-two weeks ended December 28, 2024. Cash used in financing activities was due to payments made on our finance lease for a copier and mail machine.

As a result of the foregoing, our cash decreased to $347,000 at December 27, 2025 from $462,000 at December 28, 2024.

Contractual Obligations

We had no material contractual obligations at December 27, 2025 other than our lease in Edison, New Jersey.

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

Market Risk

When available, we will invest our excess cash, should there be any, in highly rated money market funds which are subject to changes in short-term interest rates. We do not believe that our foreign currency exposure is significant as all our export sales are transacted in U.S. dollars. We did not enter into any foreign exchange contracts in the year ended December 27, 2025.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tofutti Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofutti Brands Inc. (the “Company”) as of December 27, 2025 and December 28, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company outlines possible disruptions in production from a critical suppliers, recurring losses, and cash used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Somerset, New Jersey

April 13, 2026

TOFUTTI BRANDS INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash	$347	$462
Accounts receivable, net of allowance for credit losses and sales promotions of $208 and $389, respectively	915	989
Inventories	1,729	1,879
Prepaid expenses and other current assets	91	111
Total current assets	3,082	3,441

Operating lease right-of-use assets	274	340
Finance lease right-of-use asset	7	21
Other assets	21	21
Total assets	$3,384	$3,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	586	257
Accrued expenses	294	211
Operating lease liability, current portion	70	64
Finance lease liability, current portion	6	16
Total current liabilities	956	548

Operating lease liabilities, net of current portion	220	283
Finance lease liability, net of current portion	-	6
Total liabilities	1,176	837

Stockholders’ equity:
Preferred stock – par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock – par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	1,779	2,557
Total stockholders’ equity	2,208	2,986
Total liabilities and stockholders’ equity	$3,384	$3,823

See accompanying notes to financial statements

TOFUTTI BRANDS INC.

STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Fifty-Two Weeks ended December 27, 2025	Fifty-Two Weeks ended December 28, 2024

Net sales	$7,776	$8,820
Cost of sales	5,728	6,569
Gross profit	2,048	2,251

Operating expenses:
Selling and warehousing	890	869
Marketing	447	416
Product development costs	156	132
General and administrative	1,328	1,441
Total operating expenses	2,821	2,858

Loss from operations	(773)	(607)

Interest expense	1	2
Loss before provision for income taxes	(774)	(609)
Income taxes	4	251

Net loss	$(778)	$(860)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154
Net loss per common share:
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fifty-Two Weeks ended December 27, 2025 and December 28, 2024

(In thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances December 31, 2023	5,153,706	$52	$323	$3,417	$3,792
Stock-based compensation	-	-	54	-	54
Net loss	-	-	-	(860)	(860)
Balances December 28, 2024	5,153,706	$52	$377	$2,557	$2,986
Net loss	-	-	-	(778)	(778)
Balances December 27, 2025	5,153,706	$52	$377	$1,779	$2,208

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fifty-Two Weeks ended December 27, 2025	Fifty-Two Weeks ended December 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(778)	$(860)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Stock-based compensation	-	54
Non-cash change in right of use assets and lease liabilities	66	16
Amortization of finance lease right-of-use asset	14	16
Change in provision for credit losses and sales promotions	(181)	15
Deferred taxes		246
Change in assets and liabilities:
Accounts receivable	255	(176)
Inventories	150	596
Prepaid expenses	20	(18)
Other assets	-	(2)
Accounts payable and accrued expenses	422	(245)
Operating lease liability	(66)	-
Net cash flows used in operating activities	(98)	(358)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments of finance lease obligations	(17)	(17)
Net cash flows used in financing activities	(17)	(17)

NET DECREASE IN CASH	(115)	(375)
CASH AT BEGINNING OF YEAR	462	837
CASH AT END OF YEAR	$347	$462

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1	$2
Income taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Operating lease ROU in exchange for operating lease ROU liability	$0	$371

See accompanying notes to financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Tofutti is engaged in the development, production and marketing of plant-based, dairy free cheese and dessert products.

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

Going Concern – The Company learned in February 2026 that the owner of its primary co-packer for its key products intends to close its plant effective July 31, 2026. The products this facility produces represented approximately 80% of the Company’s sales for the year ended December 27, 2025. While management is actively searching for an alternative co-packer, there is no assurance a suitable replacement can be found. In addition, the Company has recurring losses from operations, cash used in operations and declining revenues. These conditions result in substantial doubt about the Company’s ability to continue as a going concern.

Fiscal Year - The Company operates on a fiscal year ending on the Saturday closest to December 31st. Fiscal years for the financial statements included herein are the fifty-two week fiscal periods ended December 27, 2025 and December 28, 2024, fiscal 2025 and fiscal 2024, respectively.

Estimates and Uncertainties - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for credit losses and sales promotions. Actual results could differ from those estimates.

Accounts Receivable - The majority of the Company’s accounts receivables are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for credit losses and sales promotions. Our reserves for credit losses and sales promotions are based upon several factors including past sales history, current and expected sales volume, current industry economic conditions, current industry practices, changes in types of accounts we are currently selling to and individual customer account’s past, current and future payment practices. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not accrue interest on accounts receivable past due. The allowance for current expected credit losses was approximately $208 and $389 as of December 27, 2025 and December 28, 2024, respectively.

Inventories - Inventory is stated at lower of cost, using the actual cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand or approaching expiration are written down and charged to the provision for inventories.

The Company purchased approximately 50% and 41% of its finished products from one supplier and 9% and 13% of its finished products from another supplier during the years ended December 27, 2025 and December 28, 2024, respectively.

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

Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). In evaluating our contracts with our customers under ASC 606, we have determined that there is no future performance obligation once the product has been shipped or upon customer pickup.

The Company sells plant-based, dairy free cheeses and frozen desserts. The Company recognizes revenue when control over the products transfers to its customers, deemed to be the performance obligation, which generally occurs upon shipment of the products. The Company accounts for product shipping, handling and insurance as fulfilment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. The Company bases these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfilment costs in accordance with U.S. GAAP and our inventory policies. The Company generally does not have any unbilled receivables at the end of a period.

Concentration of Credit/Sales Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. During the year, the Company’s cash balance at the financial institution it utilizes exceeded the FDIC limit of $250.

The Company performs ongoing evaluations of its customers’ financial condition and does not require collateral. Management believes that credit risk beyond the established allowances at December 27, 2025 is limited.

During the fifty-two weeks ended December 27, 2025 and December 28, 2024, the Company derived approximately 85% and 86% of its net sales domestically, respectively. The remaining sales in both periods were exports to foreign countries. The accounts receivable balance of two customers represented approximately 44% of total accounts receivable at December 27, 2025 and the accounts receivable balance of two customers represented approximately 25% of total accounts receivable at December 28, 2024. In addition, a significant portion of the Company’s sales are to several key distributors, which are large distribution companies with numerous divisions and subsidiaries who act independently. Such distributors as a group accounted for 52% and 33% of the Company’s net sales for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively.

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

	Fifty-Two Weeks Ended December 27, 2025	Fifty-Two Weeks Ended December 28, 2024
Net loss, numerator, basic computation	$(778)	$(860)
Net loss, numerator, diluted computation	$(778)	$(860)

Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Loss per common share:
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following are securities excluded from weighted-average shares used to calculate diluted earnings (loss) per common share, as the result of including them to calculate diluted loss per share is anti-dilutive:

	Fifty-Two Weeks Ended December 27, 2025	Fifty-Two Weeks Ended December 28, 2024
Shares subject to outstanding common stock options	250,000	250,000

Fair Value of Financial Instruments - The fair value of financial instruments, which primarily consist of cash, accounts receivable, accounts payable and accrued expenses are stated at their carrying values. The carrying amounts approximate fair value because of the short-term nature of those instruments.

Freight Costs - Freight costs to ship inventory to customers and to outside warehouses amounted to $574 and $682 during the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively. Such costs are included in costs of sales on the statements of income.

Advertising Costs - The Company expenses advertising costs as they are incurred. Advertising expenses amounted to $196 and $215 during the fifty-two weeks December 27, 2025 and December 28, 2024, respectively, and are included in marketing expenses on the statements of income.

Product Development Costs - Costs of new product development and product redesign are charged to expense as incurred. Product development costs amounted to $156 and $132 during the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively.

Stock-Based Compensation - We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Segment Information - Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free cheese and frozen food products. See Note 11 for additional details.

Recent Accounting Pronouncements and adoption

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will present the additional required disclosures when it adopts the standard. The Company plans to adopt this standard in fiscal 2027 and will provide the additional disclosures required by ASU 2024-03.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. We adopted this standard in fiscal year 2025 by providing additional disclosures required.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not anticipate the adoption of this standard to have a material impact on the financial statements.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 2: ALLOWANCE FOR CREDIT LOSSES AND SALES PROMOTIONS

The following is a summary of the allowance for credit losses and sales promotions from December 31, 2023 to December 27, 2025:

Allowance for Credit Losses
Allowance balance at December 31, 2023	525
Current provision for bad debt	15
Write-offs	(151)
Allowance balance at December 28, 2024	389
Current provision for bad debt	8
Write-offs	(189)
Allowance balance at December 27, 2025	208

NOTE 3: INVENTORIES

Inventories consist of the following:

	December 27, 2025	December 28, 2024
Finished products	$1,158	$1,101
Raw materials and packaging	571	778
Total Inventory	$1,729	$1,879

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

The 2014 Plan made 250,000 shares of common stock available for awards. The 2014 Plan also permits performance-based 2014 awards paid under it to be tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, as “performance-based compensation.” No stock options were issued in 2025 and 2024, and 250,000 non-qualified options were outstanding as of December 27, 2025 and December 28, 2024, respectively. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. All outstanding options will expire on December 21, 2027.

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The following is a summary of stock option activity from December 31, 2023 to December 27, 2025:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at December 28, 2024	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at December 27, 2025	250,000	0.95
Exercisable at December 27, 2025	250,000	0.95

The following table summarizes information about stock options outstanding at December 27, 2025:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	2.00	$0.95	250,000

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

As of December 27, 2025, and December 28, 2024, the intrinsic value of the options outstanding and exercisable options was $0 and $54 respectively, and there was $0 of total unrecognized compensation cost as of December 27, 2025. Total stock-based compensation for the fifty-two weeks ended December 27, 2025 and December 28, 2024, was $0 and $54, respectively, which is recorded in general and administrative expenses on the statement of operations.

NOTE 5: REVENUE

Performance obligations relating to the sale of our products are fulfilled when the goods are shipped or upon customer pickup and net of all applicable discounts, as follows: Early payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns. In 2024 and 2025, the Company only provided off-invoice and early payment discounts to its customers, and the amount was netted against revenue.

Revenues by geographical region are as follows:

	Fifty-two weeks ended December 27, 2025	Fifty-two weeks ended December 28, 2024
Americas	$7,273	$8,315
Europe	49	108
Middle East	389	320
Asia Pacific and Africa	65	77
Total Revenue	$7,776	$8,820

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Approximately 92% in both the fiscal years 2025 and 2024 of the Americas revenue is attributable to the United States. All of the Company’s assets are located in the United States.

Net sales by major product category:

	Fifty-two weeks ended December 27, 2025	Fifty-two weeks ended December 28, 2024
Dairy free cheeses	$6,668	$7,428
Frozen desserts and foods	1,108	1,392
Total Revenue	$7,776	$8,820

NOTE 6: LEASES

Through September 1, 2024, the Company’s facilities were located in a one-story 6,200 square foot facility in Cranford, New Jersey. The facility housed the Company’s administrative offices, a warehouse, walk-in freezer and refrigerator, and a product development laboratory and test kitchen. The Company’s original lease agreement expired on July 1, 1999, but it continued to occupy the premises on a monthly basis. In September, the Company left the facility and derecognized the associated right of use asset and liability. In 2024, we signed a five-year lease for a one-story facility in Edison, New Jersey. The lease commenced on July 1, 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators. Rent expense was $86 for the fifty-two weeks ended December 27, 2025 and $118 for the fifty-two weeks ended December 27, 2024. The Company’s management believes that the Edison facility will continue to satisfy its space requirements for the immediate future and if necessary, such space can be replaced without a significant impact to the business. The Company rents warehouse storage space at various outside facilities. Outside warehouse expenses amounted to $351 and $359 for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively. The Company rents a copier and mail machine under a finance lease. In 2022, the Company entered into a copier and mail machine lease, which still exists as of December 27, 2025. Payments for the copier and mail machine amounted to $16 and $17 for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	December 27, 2025	December 28, 2024
Operating lease right-of-use assets	$274	$340

Current portion of lease liabilities	70	64
Operating lease liabilities, net of current portion	220	283
Total operating lease liabilities	$290	$347

Weighted average remaining lease term (in years)	3.6	4.7
Weighted average discount rate	5.5%	5.5%

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	December 27, 2025	December 28, 2024
Finance lease right-of-use asset	$7	$21

Current portion of financing lease liabilities	6	16
Financing lease liabilities, net of current portion	-	6
Total financing lease liabilities	$6	$22

Weighted average remaining lease term (in years)	0.4	1.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 27, 2025, for the following four fiscal years and thereafter are as follows:

	Operating lease liabilities	Finance lease liability	Total
2026	84	6	90
2027	87		87
2028	89		89
2029	53		53
Total future minimum lease payments	313	6	319
Present value adjustment	(23)		(23)
Total	$290	$6	$296

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

NOTE 7: INCOME TAXES

The components of income tax expense for the fifty-two weeks ended December 27, 2025 and December 28, 2024 are as follows:

		Fifty-two weeks ended
		December 27, 2025	December 28, 2024
Current:	Federal	$-	$-
	State	4	10
		4	10
Deferred:	Federal	-	179
	State	-	62
		-	241
Total income tax (benefit) expense		$4	$251

A reconciliation between the expected federal tax expense at the statutory tax rate of 21% and the Company’s actual tax expense for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively, follows:

	Fifty-two weeks ended
	December 27, 2025	December 28, 2024
Federal income tax	$(103)	$(128)
NJ income taxes, net of federal income tax benefit	(33)	(34)
Prior period adjustments	7	3
Change in state valuation allowance	26	35
Permanent items	5	15
Increase in valuation allowance	80	351
Change in UTBs	2	-
Other	20	9
Total	$4	$251

Deferred tax assets for the fifty-two weeks ended December 27, 2025 and December 28, 2024 consist of the following components:

	December 27, 2025	December 28, 2024
Allowance for doubtful accounts	$27	$83
Right of use asset	(77)	(95)
Lease liabilities	82	100
Inventory	-	-
Net operating loss carryforward	635	367
Stock options	-	-
Research and development	-	80
Fixed assets	-	27
Deferred tax asset, net	$667	$562
Valuation Allowance	(667)	(562)
Deferred Tax Assets, Net	$-	$-

TOFUTTI BRANDS INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

The Company did not pay any income taxes during fiscal year 2025 and 2024.

At December 27, 2025, the Company had $2,253 of federal net operating loss carryforwards and $2,238 of state net operating loss carryforwards.

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

The following table indicates the changes to the Company’s uncertain tax positions for the fifty-two weeks ended December 27, 2025 and December 28, 2024:

Balance at January 1, 2024	$211
Increase due to reserves and tax positions related to current year	-
Balance at December 28, 2024	$211
Increase due to reserves and tax positions related to current year	2
Balance at December 27, 2025	$213

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. The amount of uncertain tax positions that would affect the effective tax rate if they were recognized is $213. The liability at December 27, 2025 of uncertain tax positions is included in accrued expenses. The Company is no longer subject to federal and state examinations for fiscal years before 2022.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company sells its products throughout the United States and in approximately twelve foreign countries and may be impacted by any future public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customers, suppliers and co-packers may experience similar disruption.

NOTE 9: ACCRUED EXPENSES

Accrued expense categories as of December 27, 2025 and December 28, 2024:

	December 27, 2025	December 28, 2024
Uncertain tax positions	$213	$211
Inventory and expense accrual	81	-
Total Accrued Expenses	$294	$211

NOTE 10: RELATED PARTY TRANSACTIONS

During fiscal 2025 and 2024, we paid The CFO Squad $35,000 and $24,000, respectively, for financial services. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors.

NOTE 11: SEGMENT INFORMATION

The Company views its operations and manages its business in one reportable segment, which is the development, production and marketing of soy and other vegetable protein- based, dairy free cheese and frozen food products.

The Company’s Chief Executive and Chief Financial Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and makes operating decisions about allocating resources based on the operating expenses, net loss and cash balances presented in the accompanying statement of operations and balance sheet, respectively.

The measure of segment assets is reported on the balance sheets as total assets. All material long-lived assets are located in the United States.

NOTE 12: SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2025 through the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 27, 2025, our company’s chief executive and financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2025.

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

Based on the evaluation under the frameworks described above, Mr. Kass, our chief executive and financial officer, has concluded that our internal control over financial reporting was not effective as of December 27, 2025 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 27, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Steven Kass	74	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Joseph N. Himy	55	Director
Scott Korman	65	Director
Efraim Mintz	56	Director
Franklyn Snitow	78	Director

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2025 all persons subject to these reporting requirements filed the required reports on a timely basis.

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

The following table sets forth information concerning the total compensation during the last three fiscal years for our named executive officers whose total salary in fiscal 2025 totalled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fifty-Two Weeks Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven Kass	2025	200,000						200,000
Steven Kass	2024	200,000	—	—	—	—	—	200,000
Steven Kass	2023	200,000	—	—	—	—	—	200,000

* Mr. Kass was appointed Chief Executive Officer in April 2021.

Employment Agreements

N/A

Grants of Plan-Based Awards for Fiscal 2025

N/A

Outstanding Equity Awards at Fifty-Two Weeks End

As of December 27, 2025 there were 250,000 outstanding non-qualified options.

Director Compensation

Our non-employee directors earned director compensation in fifty-two weeks ended December 27, 2025 based on the number of meetings attended. The chairman of the audit committee receives $3,000 per audit committee meeting and other members of the audit committee receive $2,000 per meeting attended. All other non-employee directors are entitled to $500 per meeting attended.

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 27, 2025. Each non-employee director is deemed to be independent under the Exchange Act Rule 10A-3.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Joseph N. Himy	2,000	—	—	—	—	—	2,000
Scott Korman	21,000	—	—	—	—	—	21,000
Efraim Mintz	12,000	—	—	—	—	—	12,000
Franklyn Snitow	12,000	—	—	—	—	—	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of December 27, 2025 certain information regarding the ownership of our common stock, $0.01 par value, for each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, for each executive officer named in the Summary Compensation Table, for each of our directors and for our executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)		Percent of Class(3)
Estate of David Mintz	2,630,440	(4)	49.4%
Mordy Rapaport	519,000	(5)	10.0%
Steven Kass	268,000	(6)	4.7%
Franklyn Snitow	81,110	(6)	1.2%
Joseph N. Himy	50,000	(6)	*
Scott Korman	50,000	(6)	*
Efraim Mintz	50,000	(4)(6)	*
All Executive Officers and Directors as a group (5 persons in fiscal 2021)	499,100	(7)	7.9%

* Less than 1%.

(1)	The address of the Estate of Mr. David Mintz and Messrs. Joseph Himy, Steven Kass, and Efraim Mintz is c/o Tofutti Brands Inc., 105 Newfield Avenue, suite H, Edison, New Jersey 08837. The address of Mr. Snitow is 590 Madison Avenue, 6th Floor, New York, New York 10022. The address of Mr. Korman is c/o Nashone, Inc., 175 Elm Road, Englewood, NJ 07361. Each of these persons has sole voting and/or investment power of the shares attributed to him.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 25, 2025 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based on 5,153,706 shares issued and outstanding as of March 25, 2024.

(4)	Mr. Mintz is acting as the executor of the Estate of David Mintz, but disclaims any beneficial interest in the shares of common stock held by the Estate.

(5)	Based on the schedule 13G/A filed on April 22, 2025 with the SEC by Mordechai Rapaport and entities controlled by him. The shares of common stock reported are beneficially owned by Mr. Rapaport either directly or through A-6684 Ltd., the parent holding company of HNA (Noise and Vibration Control) Ltd.. and Holland Moran Ltd. The principal executive office of Mr. Rapaport is Mikha 24 Tel Aviv 6311130 Israel.

(6)	Includes currently exercisable stock options to purchase 50,000 shares of common stock.

(7)	Includes currently exercisable stock options to purchase 250,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2025 and 2024, we paid The CFO Squad $35,000 and $24,000, respectively, for financial services. Mr. Himy is the Managing Director of The CFO Squad.

Item 14.	Principal Accounting Fees and Services.

Set forth below are the aggregate fees billed by Rosenberg Rich Baker Berman, P.A. (“RRBB”), our independent registered accounting firm, and Mazars USA LLP (“Mazars”), our former independent registered accounting firm, for the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively, for services rendered by them.

	Fifty-Two Weeks Ended December 27, 2025	Fifty-Two Weeks Ended December 28, 2024
Audit fees	$132,000	$150,800
Audit-related fees	-	-
Total Audit & Audit-related fees	$132,000	$150,800
Tax fees	-	-
All other fees	-	-
Total fees	$132,000	$150,800

Audit fees consist of fees billed for services rendered for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. We paid RRBB $132,000 and $26,000 during the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively. We paid Mazars $17,010 and $124,800 during the fifty-two weeks ended December 27, 2025 and December 28, 2024, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2025 or 2024.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in fiscal 2025 or 2024.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended through June 1993(1)

3.2	By-laws(2)

4.1	Tofutti Brands Inc. 2014 Equity Incentive Plan (3)

4.2	Amendment No. 1 to the Tofutti Brands Inc. 2014 Equity Incentive Plan(4)

23.1	Consent of Rosenberg Rich Baker Berman, P.A.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fifty-two weeks ended December 28, 2017 and hereby incorporated by reference thereto.

(2)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K for the fifty-two weeks ended December 28, 2017 and hereby incorporated by reference thereto.

(3)	Incorporated by reference as Exhibit 4.1 to the Registrant’s Form 10-K filed on April 19, 2021, incorporating by reference Appendix A to the Proxy Statement filed as the Registrant’s Schedule 14A filed on May 14, 2014, and hereby incorporated by reference thereto.

(4)	Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on August 17, 2021, and hereby incorporated by reference thereto.

Item 16.	Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2026.

TOFUTTI BRANDS INC.
(Registrant)

/s/ Steven Kass
Steven Kass
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 13, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Steven Kass
Steven Kass
Chief Executive Officer, Secretary, Treasurer and Chief Financial and Principal Accounting Officer

/s/ Joseph Himy
Joseph Himy
Director

/s/ Efraim Mintz
Efraim Mintz
Director

/s/ Scott Korman
Scott Korman
Director

/s/ Franklyn Snitow
Franklyn Snitow
Director

