Form 10-Q
period 2026-03-28
TOFUTTI BRANDS INC
filed 2026-05-18
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of May 18, 2026 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	March 28, 2026	December 27, 2025
Assets
Current assets:
Cash	$63	$347
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $217 and $208	763	915
Inventories	1,936	1,729
Prepaid expenses and other current assets	92	91
Total current	2,854	3,082

Operating lease right-of-use assets	257	274
Finance lease right-of-use asset	1	7
Other assets	21	21
Total assets	$3,133	$3,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$651	$586
Accrued expenses	254	294
Operating lease liability, current portion	72	70
Finance lease liability, current portion	1	6
Total current liabilities	978	956

Operating lease liabilities, net of current portion	202	220
Total liabilities	$1,180	$1,176

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	-	-
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	1,524	1,779
Total stockholders’ equity	1,953	2,208
Total liabilities and stockholders’ equity	$3,133	$3,384

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025

Net sales	$1,557	$1,591
Cost of sales	1,088	1,002
Gross profit	469	589

Operating expenses:
Selling and warehouse	239	217
Marketing	73	121
Research and development	51	44
General and administrative	359	368
	722	750

Loss from operations	(253)	(161)
Interest expense	1	1
Loss before income tax	(254)	(162)
Provision for income taxes	1	—

Net loss	$(255)	$(162)

Weighted average common shares outstanding:
Basic	5,154	5,154
Diluted	5,154	5,154

Earnings (loss) per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS, INC.

Unaudited Condensed Statements of Changes in Stockholders’ Equity

(in thousands)

	Thirteen weeks ended March 29, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 29, 2024	$52	$377	$2,557	$2,986

Net loss	—	—	(162)	(162)
March 29, 2025	$52	$377	$2,395	$2,824

	Thirteen weeks ended March 28, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

December 27, 2025	$52	$377	$1,779	$2,208

Net loss	—	—	(255)	(255)
March 28, 2026	$52	377	1,524	1,953

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025

Cash (used in) provided by operating activities, net	$(279)	$148

Cash (used in) financing activities, net	(5)	(1)

Net (decrease) increase in cash	(284)	147

Cash at beginning of period	347	462

Cash at end of period	$63	$609

Supplemental cash flow information:
Interest paid	$—	$1

See accompanying notes to unaudited condensed financial statement

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The Company learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. While management is actively searching for an alternative co-packer, there is no assurance a suitable replacement can be found. In addition, we have had declining revenues, recurring losses from operations and cash outflows from operations in the last few years. These conditions result in substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week period ended March 28, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The adoption of this standard did not have a material impact on our financial statements.

Note 3: Inventories

Inventories consist of the following:

	March 28, 2026	December 27, 2025
Finished products	$988	$1,158
Raw materials and packaging	948	571
Total Inventory	$1,936	$1,729

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

The Company recognized income tax expense of $1 for the thirteen-week periods ended March 28, 2026 and $0 for the thirteen weeks ended March 29, 2025. The Company recorded a full valuation allowance on the deferred tax asset as of March 28, 2026.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Net Loss, numerator, basic computation	$(255)	$(162)
Net Loss, numerator, diluted computation	(255)	(162)
Weighted average shares - denominator basic computation	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154
Net Loss per common share - basic	$(0.05)	$(0.03)
Net Loss per common share - diluted	$(0.05)	$(0.03)

The following are securities excluded from weighted-average shares used to calculate diluted Net loss per common share, as the result of including them to calculate diluted EPS is anti-dilutive:

	Thirteen weeks Ended March 28, 2026	Thirteen weeks Ended March 29, 2025
Shares subject to outstanding common stock options	250,000	250,000

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. No stock options have been granted since 2022. In 2022, 250,000 stock options were issued, and as of March 28, 2026, 250,000 non-qualified stock options remain outstanding. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. All options expire on December 22, 2027.

The following is a summary of stock option activity from December 27, 2025 to March 28, 2026:

	Shares	Weighted Average Exercise Price ($)
Outstanding at December 27, 2025	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at March 28, 2026	250,000	0.95
Exercisable at March 28, 2026	250,000	0.95

The following table summarizes information about stock options outstanding from December 27, 2025 to March 28, 2026:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	1.75	$0.95	250,000

Note 7: Revenue

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Revenues by geographical region are as follows:

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Revenues by geography:
Americas	$1,519	$1,499
Middle East	2	92
Europe	36	-
Total Net Sales	$1,557	$1,591

Approximately 95% of the Americas’ revenue for the thirteen weeks ended March 28, 2026 is attributable to sales in the United States compared with 94% of the Americas’ revenue for the thirteen weeks ended March 29, 2025. All of the Company’s assets are located in the United States.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Frozen desserts	$195	$218
Cheeses	1,362	1,373
Total Net Sales	$1,557	$1,591

Note 8: Leases

In 2024, the Company signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators. The lease commenced on July 1, 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The Company determined that this lease met the criteria for classification as an operating lease under ASC 842. Rent expense was $22 for the thirteen weeks ended March 28, 2026 and $21 for the thirteen weeks ended March 29, 2025. The Company also rents warehouse storage space at various outside facilities. Outside warehouse expenses were $82 for the thirteen weeks ended March 28, 2026 and $77 for the thirteen weeks ended March 29, 2025. The Company has determined that these warehouse leases do not fall within the scope of ASC 842, as they are either month-to-month leases or have terms of 12 months or less. The Company rents a copier and mail machine under a finance lease. In 2022, the Company entered into a copier and mail machine lease, which still exists as of March 28, 2026. Payments for the copier and mail machine amounted to $2 for both the thirteen weeks ended March 28, 2026 and the thirteen weeks ended March 29, 2025.

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	March 28, 2026	December 27, 2025
Operating lease right-of-use assets	$257	$274

Current portion of lease liabilities	72	70
Operating lease liabilities, net of current portion	202	220
Total lease liability	$274	$290

Weighted average remaining lease term (in years)	3.3	3.6
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	March 28, 2026	December 27, 2025
Finance lease right-of-use asset	$1	$7

Current portion of lease liabilities	1	6
Total finance lease liabilities	$1	$6

Weighted average remaining lease term (in years)	.1	.4
Weighted average discount rate	6.5%	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of March 28, 2026 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2026 (remainder of the year)	$69	$1	$70
2027	87	—	87
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	298	1	299
Less present value adjustment	24	—	24
Total	$274	$1	$275

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 10: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	March 28, 2026	December 27, 2025
Accrued professional fees	9	-
Uncertain tax position	214	213
Inventory and expense accrual	31	81

Total accrued expenses	$254	$294

Note 11: Related Party Transactions

During the thirteen weeks ending March 28, 2026 and March 29, 2025, we paid The CFO Squad $6 and $2, respectively, for financial services. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors. No amounts were accrued in our balance sheet for services provided by the CFO Squad during the thirteen weeks ended March 28, 2026, and March 29, 2025.

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

NOTE 13: Customer Concentrations

As of March 28, 2026 two customers accounted for 43% of our accounts receivable. Two customers accounted for 44% of our accounts receivable as of December 27, 2025.

One customer represented 20% and another customer accounted for 14% of total sales, for the thirteen weeks ended March 28, 2026. For the thirteen weeks ending March 29, 2025, one customer represented 24% and another customer accounted for 16% of total sales.

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

The Company learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. While management is actively searching for an alternative co-packer, there is no assurance a suitable replacement can be found. In addition, we have had declining revenues, recurring losses from operations and cash outflows from operations in the last few years. These conditions result in substantial doubt about our ability to continue as a going concern.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The adoption of this standard did not have a material impact on our financial statements.

Results of Operations

Thirteen Weeks Ended March 28, 2026 Compared with Thirteen Weeks Ended March 29, 2025

Net sales for the thirteen weeks ended March 28, 2026 decreased by $34,000, or 2%, from net sales of $1,591,000 for the thirteen weeks ended March 29, 2025 to $1,557,000 for the thirteen weeks ended March 28, 2026. Sales of our vegan cheese products decreased slightly to $1,362,000 in the thirteen weeks ended March 28, 2026 from $1,373,000 in the thirteen weeks ended March 29, 2025. Sales of our frozen dessert products decreased to $195,000 in the thirteen weeks ended March 28, 2026 from $218,000 for the thirteen weeks ended March 29, 2025.

Our gross profit decreased to $469,000 for the thirteen weeks ended March 28, 2026 from $589,000 for the thirteen weeks ended March 29, 2025. Our gross profit percentage was 30% for the thirteen weeks ending March 28, 2026 compared to 37% for the thirteen weeks ending March 29, 2025. There were significant ingredient and packaging cost increases that took place in the first quarter of 2026 that were not present in the first quarter of 2025.

Freight out expense, a significant part of our cost of sales, decreased by $19,000, or 17%, to $90,000, for the thirteen weeks ended March 28, 2026 compared with $109,000 for the thirteen weeks March 29, 2025. Freight out expense was 6% of sales for the thirteen weeks ended March 28, 2026 compared to 7% of sales for the thirteen weeks ended March 29, 2025. We anticipate that the freight expense, as a percentage of sales, will increase for the balance of 2026 due to the ongoing fuel cost increases caused by the hostilities in Iran.

Selling expenses increased by $22,000, or 10%, to $239,000 for the thirteen weeks ended March 28, 2026 from $217,000 for the thirteen weeks ended March 29, 2025. This increase was due to increases in meetings and convention expense of $6,000 and outside warehouse retail expense of $5,000.

Marketing expenses decreased by $48,000, or 40%, to $73,000 for the thirteen weeks ended March 28, 2026 from $121,000 for the thirteen weeks ended March 29, 2025. The decrease was due primarily to decreases in advertising expense of $34,000, and artwork and plate expense of $12,000. We anticipate that our marketing promotion expenses will continue at the same level for the balance of 2026.

Product development costs increased slightly by $7,000, or 16%, to $51,000 for the thirteen weeks ended March 28, 2026 from $44,000 for the thirteen weeks ended March 29, 2025 due to a $5,000 increase in professional fees and outside services expense. We anticipate our product development costs for the balance of the year will continue at a slightly higher level as compared to the 2025 period due to higher professional fees and outside services expense.

General and administrative expenses decreased by $9,000, or 2%, to $359,000 for the thirteen weeks ended March 28, 2026 from $368,000 for the thirteen weeks ended March 29, 2025, due to a decrease in general insurance expense of $35,000, which was partially offset by increases in professional fees and outside service expense of $15,000 and public relation expense of $12,000.

Income tax expense was $1 for the thirteen weeks ended March 28, 2026 and $0 for the thirteen weeks ended March 29, 2025 due to the net losses incurred during both periods.

Liquidity and Capital Resources

The Company learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. While management is actively searching for an alternative co-packer, there is no assurance a suitable replacement can be found. In addition, we have had declining revenues, recurring losses from operations and cash outflows from operations in the last few years. These conditions result in substantial doubt about our ability to continue as a going concern.

As of March 28, 2026, we had approximately $63,000 in cash and our working capital was approximately $1,876,000, compared with approximately $347,000 in cash and working capital of $2,126,000 at December 27, 2025. As of May 14, 2026, we had approximately $366,000 in cash.

The following table summarizes our cash flows for the periods presented:

	Thirteen Weeks ended	Thirteen Weeks ended
	March 28, 2026	March 29, 2025

Cash (used in) provided by operating activities, net	$(279,000)	$148,000
Cash (used in) financing activities, net	(5,000)	(1,000)
Net increase (decrease) in cash	$(284,000)	$147,000

Net cash used in operating activities for the thirteen weeks ended March 28, 2026 was $279,000 compared to $148,000 provided by operating activities for the thirteen weeks ended March 29, 2025. The decrease in net cash used by operating activities for the thirteen weeks ended March 28, 2026 was primarily a result of net loss of $255,000 and an increase in inventory of $207,000, which was partially offset by a decrease in accounts receivable of $152,000.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of March 28, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 28, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 28, 2026 because of the material weaknesses in internal control over financial reporting described below.

The material weaknesses related to: (i) a continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements, including accounting estimates, reserves, allowances and income tax matters, in a timely manner; and (ii) the limited size of our accounting department, which makes it impracticable to achieve an optimum separation of duties and monitoring of internal controls. To date, we have been unable to remediate these weaknesses, which stem from our small workforce.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 28, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation.

Item 1A. Risk Factors

Increased commodity costs could decrease our profit margins which could adversely affect our business.

Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities. Prices may be affected due to market changes, increased competition, the general risk of inflation, the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. While we have been able to partially offset inflation and other changes in the costs of commodities by increasing prices, there can be no assurance that we will be able to continue to do so in the future.

Additionally, with elevated inflationary pressures across the business, we face an above average risk that we will have to renegotiate contracts and agreements with suppliers on a more frequent basis. Shortened windows of certainty can impact our ability to plan our business from a supply and profitability perspective and we face greater risk of margin volatility.

There have been no other material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 28, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 18, 2026

