Form 10-Q
period 2026-06-27
TOFUTTI BRANDS INC
filed 2026-08-11
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 1-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 11, 2026 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	June 27, 2026	December 27, 2025
Assets
Current assets:
Cash	$121	$347
Accounts receivable, net of allowance for doubtful accounts and sales promotions of $217 and $208	667	915
Inventories	1,610	1,729
Prepaid expenses and other current assets	103	91
Total current assets	2,501	3,082

Operating lease right-of-use assets	240	274
Finance lease right-of-use asset	—	7
Other assets	21	21
Total assets	$2,762	$3,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$411	$586
Accrued expenses	260	294
Operating lease liability, current portion	72	70
Finance lease liability, current portion	—	6
Total current liabilities	743	956

Operating lease liabilities, net of current portion	184	220
Total liabilities	$927	$1,176

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	1,406	1,779
Total stockholders’ equity	1,835	2,208
Total liabilities and stockholders’ equity	$2,762	$3,384

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Net sales	$1,788	$2,029	$3,345	$3,620
Cost of sales	1,334	1,411	2,422	2,413
Gross profit	454	618	923	1,207
Operating expenses:
Selling and warehouse	199	188	436	405
Marketing	64	89	137	210
Research and development	30	39	80	83
General and administrative	286	309	647	670
Total Operating Expenses	579	625	1,300	1,368
Loss before interest expense and income taxes	(125)	(7)	(377)	(161)
Interest expense	—	—	1	1
Loss before income tax expense	(125)	(7)	(378)	(162)
Income tax (benefit) expense	(7)	—	(5)	7
Net loss	$(118)	(7)	$(373)	$(169)
Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154
Loss per common share
Basic	$(0.02)	(0.00)	$(0.07)	$(0.03)
Diluted	$(0.02)	$(0.00)	$(0.07)	$(0.03)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Changes in

Stockholders’ Equity (in thousands)

	Thirteen and twenty-six weeks ended June 28, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
December 29, 2024	$52	377	2,557	2,986
Net loss	—	—	(162)	(162)
March 29, 2025	$52	377	2,395	2,824
Net loss	—	—	(7)	(7)
June 28, 2025	$52	377	2,388	2,817

See accompanying notes to unaudited condensed financial statements.

	Thirteen and twenty-six weeks ended June 27, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
December 27, 2025	$52	377	1,779	2,208
Net loss	—	—	(255)	(255)
March 28, 2026	$52	377	1,524	1,953
Net loss	—	—	(118)	(118)
June 27, 2026	$52	377	1,406	1,835

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025

Cash (used in) operating activities, net	$(218)	$(108)
Cash (used in) financing activities, net	(8)	(4)
Net (decrease) in cash	(226)	(112)
Cash at beginning of period	347	462
Cash at end of period	$121	$350
Supplemental cash flow information:
Interest paid	$1	$1
Income tax payments	$—	$—

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six week periods ended June 27, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.  The Company’s fiscal year is either a fifty-two or fifty-three-week period which ends on the Saturday closest to December 31st.

The Company learned in February 2026 that the owner of its primary co-packer for the Company’s key products intended to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We have been successful in reaching a co-packing manufacturing agreement with the new owner of the facility and manufacturing business. Our relations with him commence on September 15, 2026 and will be under the same terms and pricing as we had with the previous owner. We believe that we have sufficient inventory on hand to meet our projected sales until September 15, 2026 and beyond.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 27, 2026, we had cash of approximately $121,000. During the last few years, we have experienced recurring losses and cash outflows from operations. For the six months ended June 27, 2026 our net sales decreased to $3,345,000 from $3,620,000 in the 2025 six month period and we incurred a net loss of $373,000 in the six months ended June 27, 2026 compared to a net loss of $169,000 for the six months ended June 28, 2025. The Company’s declining sales, increasing operating losses,  continuing use of cash in operations, and limited available cash resources have adversely affected its liquidity.

Based on the Company’s current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans intends to address the Company’s liquidity requirements include:

●	Reducing payroll, professional fees, discretionary spending, and other operating expenses;
●	Deferring nonessential capital expenditures and other planned investments;
●	Pursuing initiatives to increase sales, improve gross margins, obtain new customers and expand sales to existing customers;
●	Accelerating the collection of amounts receivable and negotiating extended payment terms with certain vendors and creditors;
●	Seeking additional funding through debt financing, equity financing, strategic investment, or other capital raising transactions; and
●	Evaluating strategic alternatives, including potential business combinations, asset sales, or other transactions intended to provide additional liquidity.

The Company’s ability to successfully execute these plans is subject to significant risks and uncertainties. ln particular, improvements in sales and operating results may not occur within the time frame anticipated by management. The availability and terms of any financing are uncertain and may not be within the Company’s control.

Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company intends to adopt this standard when required and believes it will not have a material effect upon our operations or report in interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

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

Note 3: Inventories

Inventories consist of the following:

	June 27, 2026	December 27, 2025
Finished products	$854	$1,158
Raw materials and packaging	756	571
Total Inventory	$1,610	$1,729

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

The Company recognized an income tax benefit of $7 for the thirteen-week period ended June 27, 2026. There was no income tax expense or benefit for the thirteen weeks ended June 28, 2025. The Company recognized an income tax benefit of $5 and a $7 income tax expense for the twenty-six week periods ended June 27, 2026 and June 28, 2025, respectively.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Loss, numerator, basic computation	$(118)	$(7)	$(373)	$(169)
Net loss, numerator, diluted computation	$(118)	$(7)	$(373)	$(169)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Loss per common share - basic	$(0.02)	$(0.00)	$(0.07)	$(0.03)
Loss per common share - diluted	$(0.02)	$(0.00)	$(0.07)	$(0.03)

	Thirteen weeks Ended	Thirteen weeks Ended
	June 27, 2026	June 28, 2025
Shares subject to outstanding common stock options	250,000	250,000

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. No stock options have been granted since 2022. In 2022, 250,000 stock options were issued, and as of June 27, 2026, 250,000 non-qualified stock options remain outstanding. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. All options expire on December 22, 2027.

The following is a summary of stock option activity from December 27, 2025 to June 27, 2026:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 27, 2025	250,000	0.95
Granted	—	—
Exercised	—	—
Outstanding at June 27, 2026	250,000	0.95
Exercisable at June 27, 2026	250,000	0.95

The following table summarizes information about stock options outstanding from December 27, 2025 to June 27, 2026:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	1.50	$0.95	250,000

Note 7: Net Sales

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Net sales by geographical region are as follows:

Revenues by geography:	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Americas	$1,786	$1,916	$3,305	$3,415
Europe	2	6	38	6
Asia Pacific and Africa	—	65	—	65
Middle East	—	42	2	134
	$1,788	$2,029	$3,345	$3,620

Approximately 90% of the Americas’ sales for the thirteen weeks ended June 27, 2026 is attributable to sales in the United States compared with 80% for the thirteen weeks ended June 28, 2025. Approximately 92% of the Americas’ sales for the twenty-six weeks ended June 27, 2026 is attributable to sales in the United States compared with 81% for the twenty-six weeks ended June 28, 2025.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial

Statements (in thousands, except share and per share data)

Net sales by major product category:

	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six Weeks ended June 27, 2026	Twenty-six Weeks ended June 28, 2025
Frozen desserts and foods	$230	$321	$425	$539
Cheeses	1,558	1,708	2,920	3,081
Total Sales	$1,788	$2,029	$3,345	$3,620

Note 8: Leases

In 2024, we signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators. The lease commenced on July 1, 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The Company determined that this lease met the criteria for classification as an operating lease under ASC 842. Rent expense for the thirteen and twenty-six weeks ended June 27, 2026 was $22,000 and $44,000, respectively compared to $21,000 and $42,000 for the thirteen and twenty-six weeks ended June 28, 2025, respectively.

Outside warehouse rental expense was $78,000 and $161,000 for the thirteen and twenty-six weeks ended June 27, 2026, respectively, compared to $100,000 and $177,000 for the thirteen and twenty-six weeks ended June 28, 2025, respectively. The Company has determined that these warehouse leases do not fall within the scope of ASC 842, as they are either month-to-month leases or have terms of 12 months or less.

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	June 27, 2026	December 27, 2025
Operating lease right-of-use assets	$240	$274

Current portion of lease liabilities	72	70
Operating lease liabilities, net of current portion	184	220
Total lease liability	$256	$290

Weighted average remaining lease term (in years)	3.0	3.6
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	June 27, 2026	December 27, 2025
Finance lease right-of-use asset	$—	$7

Current portion of lease liabilities	—	6
Total finance lease liabilities	$—	$6

Weighted average remaining lease term (in years)	—	.4
Weighted average discount rate	—	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of June 27, 2026 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2026 (remainder of the year)	$51	$—	$51
2027	87	—	87
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	280	—	280
Less present value adjustment	24	—	24
Total	$256	—	256

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 10: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 27, 2026	December 27, 2025
Accrued professional fees	22	—
Uncertain tax position	214	213
Expense accrual	24	81

Total accrued expenses	$260	$294

Note 11: Related Party Transactions

During the thirteen weeks ending June 27, 2026 and June 28, 2025, we paid The CFO Squad $15,000 and $2,000, respectively, and $20,000 and $25,000 for the twenty-six weeks ending June 27, 2026 and June 28, 2025, respectively. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors. No amounts were accrued in our balance sheet for services provided by CFO Squad during the thirteen weeks and twenty-six weeks ended June 27, 2026, and June 28, 2025.

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

NOTE 13: Customer Concentrations

As of June 27, 2026 two customers accounted for 30% and 47% of accounts receivable. Two customers accounted for 44% of our accounts receivable as of December 27, 2025.

For the thirteen weeks ended June 27, 2026 three customers represented 22%, 16%, and 11% of our total sales. For the thirteen weeks ended June 28, 2025 three customers accounted for 17%, 16%, and 15% of our total sales. Three customers represented 19%, 19%, and 12% of our total sales for the twenty-six weeks ended June 27, 2026. For the twenty-six weeks ended June 28, 2025 three customers accounted for 19%, 17%, and 12% of our total sales.

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

The Company learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We have been successful in reaching a co-packing manufacturing agreement with the new owner of the facility and manufacturing business. Our relations with him commence on September 15th and will be under the same terms and pricing as we had with the previous owner. We believe that we have sufficient inventory on hand to meet our projected sales until September 15, 2026 and beyond.

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six week periods ended June 27, 2026 are not necessarily indicative of the results to be expected for the full year or any other period. The Company’s fiscal year is either a fifty-two or fifty-three-week period which ends on the Saturday closest to December 31st.

Going Concern

The Company learned in February 2026 that the owner of its primary co-packer for the Company’s  key products intended to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We have been successful in reaching a co-packing manufacturing agreement with the new owner of the facility and manufacturing business. Our relations with him commence on September 15, 2026 and will be under the same terms and pricing as we had with the previous owner. We believe that we have sufficient inventory on hand to meet our projected sales until September 15, 2026 and beyond.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 27, 2026, we had cash of approximately $121,000. During the last few years, we have experienced recurring losses and cash outflows from operations. For the six months ended June 27, 2026 our net sales decreased to $3,345,000  from $3,620,000 in the 2025 six month period and we incurred a net loss of $373,000 in the six months ended June 27, 2026 compared to a net loss of $169,000 for the six months ended June 28, 2025. The Company’s declining sales, increasing operating losses,  continuing use of cash in operations, and limited available cash resources have adversely affected its liquidity.

Based on the Company’s current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements.. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans intends to address the Company’s liquidity requirements include:

●	Reducing payroll, professional fees, discretionary spending, and other operating expenses;
●	Deferring nonessential capital expenditures and other planned investments;
●	Pursuing initiatives to increase sales, improve gross margins, obtain new customers and expand sales to existing customers;
●	Accelerating the collection of amounts receivable and negotiating extended payment terms with certain vendors and creditors;
●	Seeking additional funding through debt financing, equity financing, strategic investment, or other capital raising transactions; and
●	Evaluating strategic alternatives, including potential business combinations, asset sales, or other transactions intended to provide additional liquidity.

The Company’s ability to successfully execute these plans is subject to significant risks and uncertainties. ln particular, improvements in sales and operating results may not occur within the time frame anticipated by management. The availability and terms of any financing are uncertain and may not be within the Company’s control. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements and Adoption

Our company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company intends to adopt this standard when required and believes it will not have a material effect upon our operations or report in interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

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

Results of Operations

Thirteen Weeks Ended June 27, 2026 Compared with Thirteen Weeks Ended June 28, 2025

Net sales for the thirteen weeks ended June 27, 2026 decreased by $241,000, or 12% to $1,788,000 from net sales of $2,029,000 for the thirteen weeks ended June 28, 2025. Sales of our vegan cheese products decreased to $1,558,000 in the thirteen weeks ended June 27, 2026 from $1,708,000 in the thirteen weeks ended June 28, 2025. Sales of our frozen dessert products decreased to $230,000 in the thirteen weeks ended June 27, 2026 from $321,000 for the thirteen weeks ended June 28, 2025.

Our gross profit decreased to $454,000 for the thirteen weeks ended June 27, 2026 from $618,000 for the thirteen weeks ended June 27, 2026 due primarily to the reduction in sales. Our gross profit percentage was 25% for the thirteen weeks ending June 27, 2026 compared to 30% for the thirteen weeks ending June 28, 2025. There were significant ingredient and packaging cost increases that took place in the first quarter of 2026 that were not present in the first quarter of 2025. The increase in packaging costs is due to the significant increase in oil during the second quarter of this year. The increase in ingredients costs is due to tariffs on several of the Company’s most important ingredients.

Freight out expense, a significant part of our cost of sales, decreased by $30,000, or 24%, to $99,000, for the thirteen weeks ended June 27, 2026 compared with $119,000 for the thirteen weeks ended June 28, 2025 due primarily to the reduction in sales. Freight out expense was 5% of sales for the thirteen weeks ended June 27, 2026 compared to 6% of sales for the thirteen weeks ended June 28, 2025.

Selling expenses increased slightly by $11,000, or 6%, to $199,000 for the thirteen weeks ended June 27, 2026 from $188,000 for the thirteen weeks ended June 28, 2025. This increase was due to increases in meetings and convention expense of $8,000 and bad debt expense of $28,000, which were partially offset by decrease in travel, entertainment and auto expenses of $12,000 and outside warehouse rental expense of $22,000. The decrease in outside warehouse rental expense is due to the decrease in our inventories during the fiscal period.

Marketing expenses decreased by $25,000, or 28%, to $64,000 for the thirteen weeks ended June 27, 2026 from $89,000 for the thirteen weeks ended June 28, 2025. The decrease was due primarily to decreases in promotions expense of $19,000, and artwork and plate expense of $10,000. We anticipate that our marketing expenses will continue at the same level for the balance of 2026.

Product development costs decreased slightly by $9,000, or 23%, to $30,000 for the thirteen weeks ended June 27, 2026 from $39,000 for the thirteen weeks ended June 28, 2025 due to a $5,000 decrease in professional fees and outside services expense. We anticipate our product development costs for the balance of the year will continue at a comparable level as compared to the 2025 period.

General and administrative expenses decreased by $23,000, or 7%, to $286,000 for the thirteen weeks ended June 27, 2026 from $309,000 for the thirteen weeks ended June 28, 2025, due to decreases in professional fees and outside service expense of $15,000 and public relation expense of $13,000. These decreases were partially offset by an increase in payroll expense of $9,000. The increase in payroll expense was caused by an increase in the Company’s group health insurance premiums.

The Company recorded an income tax benefit of $7 for the thirteen weeks ended June 27, 2026 and $0 for the thirteen weeks ended June 28, 2025 due to the receipt of a federal income tax refund in the 2026 period.

Twenty -Six Weeks Ended June 27, 2026, Compared with Twenty -Six Weeks Ended June 28, 2025

Net sales for the twenty-six weeks ended June 27, 2026 decreased by $275,000, or 8%, to $3,345,000 from net sales of $3,620,000 for the twenty-six weeks ended June 28, 2025. Sales of our vegan cheese products decreased by $161,000 to $2,920,000 in the twenty-six weeks ended June 27, 2026 from $3,081,000 in the twenty-six weeks ended June 28, 2025. Sales of our frozen dessert products decreased by $114,000 for the twenty-six weeks ended June 27, 2026 compared to $539,000 for the twenty-six weeks ended June 28, 2025.

Our gross profit decreased to $923,000 for the twenty-six weeks ended June 27, 2026 from $1,207,000 for the twenty-six weeks ended June 28, 2025. Our gross profit percentage was 28% for the twenty-six weeks ending June 27, 2026 compared to 33% for the twenty-six weeks ending June 28, 2025. Impacting our gross profit were ingredient and packaging cost increases that took place in the second quarter of 2026 that were not present in the second quarter of 2025. The increase in packaging costs is due to the significant increase in oil during the second quarter of this year. The increase in ingredients costs is due to tariffs on several of the Company’s most important ingredients.

Freight out expense, a significant part of our cost of sales, decreased by $92,000, or 33%, to $189,000, for the twenty-six weeks ended June 27, 2026 compared with $281,000 for the twenty-six weeks June 28, 2025 primarily due to the reduction in sales. Freight out expense was 6% of sales for the twenty-six weeks ended June 27, 2026 compared to 8% of sales for the twenty-six weeks ended June 28, 2025.

Selling expenses increased by $31,000, or 8%, to $436,000 for the twenty-six weeks ended June 27, 2026 from $405,000 for the twenty-six weeks ended June 28, 2025. This increase was due to increases in meetings and convention expense of $13,000, bad debt expense of $28,000, commission expense of $14,000, which were partially offset by a decrease in outside warehouse rental expense of $17,000 and travel, entertainment and auto expense of $11,000.

Marketing expenses decreased by $73,000, or 35%, to $137,000 for the twenty-six weeks ended June 27, 2026 from $210,000 for the twenty-six weeks ended June 28, 2025. The decrease was primarily due to decreases in advertising expense of $26,000, artwork and plate expense of $22,000 and promotion expense of $18,000.

Product development costs decreased slightly by $3,000, or 4%, to $80,000 for the twenty-six weeks ended June 27, 2026 from $83,000 for the twenty-six weeks ended June 28, 2025.

General and administrative expenses decreased by $23,000, or 3%, to $647,000 for the twenty-six weeks ended June 27, 2026 from $670,000 for the twenty-six weeks ended June 28, 2025, due to a decrease in general insurance expense of $39,000, which was partially offset by an increase in payroll expense of $17,000. The increase in payroll expense was caused by an increase in the Company’s group health insurance premiums.

We had an income tax benefit of $5,000 for the twenty-six weeks ended June 27, 2026 compared to an income tax expense of $7,000 for the twenty-six weeks ended June 28, 2025.

Liquidity and Capital Resources

The Company learned in February 2026 that the owner of our primary co-packer for our key products intended to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We have been successful in reaching a co-packing manufacturing agreement with the new owner of the facility and manufacturing business. Our relations with him commence on September 15th and will be under the same terms and pricing as we had with the previous owner.

During the last few years, we have experienced recurring losses and cash outflows from operations. These conditions have raised substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and twenty-six week periods ended June 27, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.  The Company’s fiscal year is either a fifty-two or fifty-three-week period which ends on the Saturday closest to December 31st.

The Company learned in February 2026 that the owner of its primary co-packer for the Company’s  key products intended to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We have been successful in reaching a co-packing manufacturing agreement with the new owner of the facility and manufacturing business. Our relations with him commence on September 15, 2026 and will be under the same terms and pricing as we had with the previous owner. We believe that we have sufficient inventory on hand to meet our projected sales until September 15, 2026 and beyond.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 27, 2026, we had cash of approximately $121,000. During the last few years, we have experienced recurring losses and cash outflows from operations. For the six months ended June 27, 2026 our net sales decreased to $3,345,000  from $3,620,000 in the 2025 six month period and we incurred a net loss of $373,000 in the six months ended June 27, 2026 compared to a net loss of $169,000 for the six months ended June 28, 2025. The Company’s declining sales, increasing operating losses,  continuing use of cash in operations, and limited available cash resources have adversely affected its liquidity.

Based on the Company’s current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements.. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans intends to address the Company’s liquidity requirements include:

●	Reducing payroll, professional fees, discretionary spending, and other operating expenses;
●	Deferring nonessential capital expenditures and other planned investments;
●	Pursuing initiatives to increase sales, improve gross margins, obtain new customers and expand sales to existing customers;
●	Accelerating the collection of amounts receivable and negotiating extended payment terms with certain vendors and creditors;
●	Seeking additional funding through debt financing, equity financing, strategic investment, or other capital raising transactions; and
●	Evaluating strategic alternatives, including potential business combinations, asset sales, or other transactions intended to provide additional liquidity.

The Company’s ability to successfully execute these plans is subject to significant risks and uncertainties. ln particular, improvements in sales and operating results may not occur within the time frame anticipated by management. The availability and terms of any financing are uncertain and may not be within the Company’s control. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

As of June 27, 2026, we had approximately $121,000 in cash and our working capital was approximately $1,758,000, compared with approximately $347,000 in cash and working capital of $2,126,000 at December 27, 2025. As of August 11, 2026, we had approximately $139,000 in cash. We will need to raise additional working capital from the sale of equity or debt in order to support our operations, for which there is no guarantee that we will be successful.

The following table summarizes our cash flows for the periods presented:

	Twenty-six Weeks ended	Twenty-six Weeks ended
	June 27, 2026	June 28, 2025

Cash (used in) provided by operating activities, net	$(218,000)	$(108,000)
Cash (used in) financing activities, net	(8,000)	(4,000)
Net increase (decrease) in cash	$(226,000)	$(112,000)

Net cash used in operating activities for the twenty-six weeks ended June 27, 2026 was $218,000 compared to $108,000 used in operating activities for the twenty-six weeks ended June 28, 2025. Net cash used in operating activities for the twenty-six weeks ended June 27, 2026 was primarily a result of the net loss of $373,000 and a reduction in liabilities of $249,000, which were partially offset by a decrease in accounts receivable of $248,000 and inventory of $116,000. Net cash used in operations for the twenty-six weeks ended June 28, 2025 was primarily a result of the net loss of $169,000 and an increase in inventory of $448,000 which were partially offset by a decrease in account receivables of $274,000 and an increase in liabilities of $54,000.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of June 27, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 27, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 27, 2026 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 27, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no other material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 27, 2025 other than with respect to our reliance on a co-packer that was scheduled to go out of business. As indicated above, we believe this risk has been resolved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 27, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 11, 2026

