Form 10-Q
period 2026-09-26
TOFUTTI BRANDS INC
filed 2026-11-10
CIK 730349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ☐ to ☐

Commission file number: 001-9009

Tofutti Brands Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3094658
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of November 10, 2026 the Registrant had 5,153,706 shares of Common Stock, par value $0.01, outstanding.

TOFUTTI BRANDS INC.

Item 1. Financial Statements

TOFUTTI BRANDS INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share figures)

	September 26, 2026	December 27, 2025
Assets
Current assets:
Cash	$138	$347
Accounts receivable, net of allowance for credit losses and sales promotions of $217 and $208	523	915
Inventories	1,717	1,729
Prepaid expenses and other current assets	74	91
Total current assets	2,452	3,082

Operating lease right-of-use assets	223	274
Finance lease right-of-use asset	—	7
Other assets	21	21
Total assets	$2,696	$3,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$360	$586
Accrued expenses	273	294
Operating lease liability, current portion	75	70
Finance lease liability, current portion	—	6
Total current liabilities	708	956

Operating lease liabilities, net of current portion	165	220
Total liabilities	$873	$1,176

Stockholders’ equity:
Preferred stock - par value $.01 per share; authorized 100,000 shares, none issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 15,000,000 shares, 5,153,706 shares issued and outstanding	52	52
Additional paid-in capital	377	377
Retained earnings	1,394	1,779
Total stockholders’ equity	1,823	2,208
Total liabilities and stockholders’ equity	$2,696	$3,384

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Operations

(in thousands, except per share figures)

	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Net sales	$1,234	$1,907	$4,579	$5,527
Cost of sales	661	1,388	3,082	3,801
Gross profit	573	519	1,497	1,726
Operating expenses:
Selling and warehouse	165	217	602	622
Marketing	98	95	236	305
Research and development	21	31	101	113
General and administrative	301	309	948	979
Total operating expenses	585	652	1,887	2,019
Loss before interest expense and income taxes	(12)	(133)	(390)	(293)
Interest expense	—	—	1	1
Loss before income tax expense	(12)	(133)	(391)	(294)
Income tax (benefit) expense	—	4	(5)	12
Net loss	$(12)	(137)	$(386)	$(306)
Weighted average common shares outstanding:
Basic	5,154	5,154	5,154	5,154
Diluted	5,154	5,154	5,154	5,154
Loss per common share
Basic	$(0.00)	$(0.03)	$(0.07)	$(0.06)
Diluted	$(0.00)	$(0.03)	$(0.07)	$(0.06)

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Changes in

Stockholders’ Equity (in thousands)

	Thirteen and thirty-nine weeks ended September 27, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
December 29, 2024	$52	377	2,557	2,986
Net loss	—	—	(162)	(162)
March 29, 2025	$52	377	2,395	2,824
Net loss	—		(7)	(7)
June 28, 2025	$52	377	2,388	2,817
Net loss	—	—	(137)	(137)
September 27, 2025	$52	377	2,251	2,680

See accompanying notes to unaudited condensed financial statements.

	Thirteen and thirty-nine weeks ended September 26, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
December 27, 2025	$52	377	1,779	2,208
Net loss	—	—	(255)	(255)
March 28, 2026	$52	377	1,524	1,953
Net loss	—	—	(118)	(118)
June 27, 2026	$52	377	1,406	1,835
Net loss	—	—	(12)	(12)
September 26, 2026	$52	377	1,394	1,823

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025

Cash provided by (used in) operating activities, net	$(203)	$174
Cash (used in) financing activities, net	(6)	(6)
Net increase (decrease) in cash	(209)	168
Cash at beginning of period	347	462
Cash at end of period	$138	$630
Supplemental cash flow information:
Interest paid	$1	$1
Income tax payments	$—	$2

See accompanying notes to unaudited condensed financial statements.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts presented in thousands may not sum precisely due to rounding. The results of operations for the thirty-nine week period ended September 26, 2026 are not necessarily indicative of the results to be expected for the full year or any other period. The Company’s fiscal year is either a fifty-two or fifty-three-week period which ends on the Saturday closest to December 31st.

The Company learned in February 2026 that the owner of its primary co-packer for the Company’s key products intended to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We successfully reached a co-packing manufacturing agreement with the new owner of the facility and manufacturing business that commenced on September 3, 2026 under which we operate under the same terms and pricing as we had with the previous owner.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 26, 2026, we had cash of approximately $138,000. During the last few years, we have experienced recurring losses and cash outflows from operations. For the nine months ended September 26, 2026 our net sales decreased to $4,579,000 from $5,527,000 for the nine months ended September 27, 2025 and we incurred a net loss of $386,000 in the nine months ended September 26, 2026 compared to a net loss of $306,000 for the nine months ended September 27, 2025. Our declining sales, increasing operating losses, continuing use of cash in operations, and limited available cash resources have adversely affected our liquidity.

Based on our current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to address the Company’s liquidity requirements by:

●	Reducing payroll, professional fees, discretionary spending and other operating expenses;
●	Deferring nonessential capital expenditures and other planned investments;
●	Pursuing initiatives to increase sales, improve gross margins, obtain new customers and expand sales to existing customers;
●	Accelerating the collection of amounts receivable and negotiating extended payment terms with certain vendors and creditors;
●	Seeking additional funding through debt financing, equity financing, strategic investment, or other capital raising transactions; and
●	Evaluating strategic alternatives, including potential business combinations, asset sales, or other transactions intended to provide additional liquidity.

Our ability to successfully execute these plans is subject to significant risks and uncertainties. For example, improvements in sales and operating results may not occur within the time frame anticipated by management. The availability and terms of any financing are uncertain and may not be within our control.

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

Note 3: Inventories

Inventories consist of the following:

	September 26, 2026	December 27, 2025
Finished products	$852	$1,158
Raw materials and packaging	865	571
Total inventory	$1,717	$1,729

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The Company recognized an income tax expense of $0 for the thirteen weeks ended September 26, 2026 as compared to $4 for the thirteen weeks ended September 27, 2025. The Company recognized an income tax benefit of $5 and an income tax expense of $12 for the thirty-nine week periods ended September 26, 2026 and September 27, 2025, respectively.

Note 5: Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Loss, numerator, basic computation	$(12)	$(137)	$(386)	$(306)
Net loss, numerator, diluted computation	$(12)	$(137)	$(386)	$(306)
Weighted average shares - denominator basic computation	5,154	5,154	5,154	5,154
Weighted average shares, as adjusted - denominator diluted computation	5,154	5,154	5,154	5,154
Loss per common share - basic	$(0.00)	$(0.03)	$(0.07)	$(0.06)
Loss per common share - diluted	$(0.00)	$(0.03)	$(0.07)	$(0.06)

	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Shares subject to outstanding common stock options	250,000	250,000

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

The 2014 Plan made 250,000 shares of common stock available for awards. No stock options have been granted since 2022. In 2022, 250,000 stock options were issued, and as of September 26, 2026, 250,000 non-qualified stock options remain outstanding. The exercise price of all options granted in 2022 is $0.95 per share, the market price at the close of business on the date of the grant. All options expire on December 22, 2027.

The following is a summary of stock option activity from December 27, 2025 to September 26, 2026:

	NON-QUALIFIED OPTIONS
	Shares	Weighted Average Exercise Price ($)
Outstanding at December 27, 2025	250,000	$0.95
Granted	—	—
Exercised	—	—
Outstanding at September 26, 2026	250,000	$0.95
Exercisable at September 26, 2026	250,000	$0.95

The following table summarizes information about stock options outstanding from December 27, 2025 to September 26, 2026:

Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price($)	Number Exercisable
$0.95	250,000	1.25	$0.95	250,000

Note 7: Net Sales

Performance obligations relating to the delivery of food products are satisfied when the goods are shipped to the customer and net of all applicable discounts, as follows: Payment term discounts, off-invoice allowance, manufacturer chargeback, freight allowance, spoilage discounts, and product returns.

Net sales by geographical region are as follows:

Revenues by geography:	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Americas	$1,215	$1,780	$4,519	$5,195
Europe	10	49	49	55
Asia Pacific and Africa	—	—	—	65
Middle East	9	78	11	212
	$1,234	$1,907	$4,579	$5,527

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share data)

Approximately 95% of the Americas’ sales for the thirteen weeks ended September 26, 2026 is attributable to sales in the United States compared with 97% for the thirteen weeks ended September 27, 2025. Approximately 93% of the Americas’ sales for the thirty-nine weeks ended September 26, 2026 is attributable to sales in the United States compared with 92% for the thirty-nine weeks ended September 27, 2025.

Net sales by major product category:

	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Frozen desserts and foods	$150	$275	$575	$814
Cheeses	1,084	1,632	4,004	4,713
Total sales	$1,234	$1,907	$4,579	$5,527

Note 8: Leases

In 2024, we signed a five-year lease to move our offices into a one-story facility in Edison, New Jersey. The 5,100 square foot facility houses our administrative offices, a warehouse, freezers, and refrigerators. The lease commenced on July 1, 2024, with an option to extend for an additional five years at the end of the lease. Annual rent for the lease escalates by 3% year over year until the end of the lease term. We completed the move into the new facility in September 2024. The Company determined that this lease met the criteria for classification as an operating lease under ASC 842. Rent expense for the thirteen and thirty-nine weeks ended September 26, 2026 was $23,000 and $67,000, respectively compared to $22,000 and $64,000 for the thirteen and thirty-nine weeks ended September 27, 2025, respectively.

Outside warehouse rental expense was $61,000 and $221,000 for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, compared to $95,000 and $271,000 for the thirteen and thirty-nine weeks ended September 27, 2025, respectively. The Company has determined that these warehouse leases do not fall within the scope of ASC 842, as they are either month-to-month leases or have terms of 12 months or less.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the commencement of the lease.

Under Topic 842, finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. The Company has a finance lease consisting of a copier lease with a term of four years. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the commencement of the lease.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rates of between 5.5% and 6.5% for all leases.

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial

Statements (in thousands, except share and per share data)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	As of	As of
	September 26, 2026	December 27, 2025
Operating lease right-of-use assets	$223	$274

Current portion of lease liabilities	75	70
Operating lease liabilities, net of current portion	165	220
Total lease liability	$240	$290

Weighted average remaining lease term (in years)	2.7	3.6
Weighted average discount rate	5.5%	5.5%

ROU lease asset and lease liability for our finance lease were recorded in the balance sheet as follows:

	As of	As of
	September 26, 2026	December 27, 2025
Finance lease right-of-use asset	$—	$7

Current portion of lease liabilities	—	6
Total finance lease liabilities	$—	$6

Weighted average remaining lease term (in years)	—	.4
Weighted average discount rate	—	6.5%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of September 26, 2026 are as follows:

	Operating lease liabilities	Finance lease liability	Total
2026 (remainder of the year)	$21	$—	$34
2027	87	—	87
2028	89	—	89
2029	53	—	53
Total future minimum lease payments	250	—	263
Less present value adjustment	10	—	23
Total	$240	—	240

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

TOFUTTI BRANDS INC.

Notes to Unaudited Condensed Financial

Statements (in thousands, except share and per share data)

Note 10: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	September 26, 2026	December 27, 2025
Accrued professional fees	26	—
Uncertain tax position	214	213
Expense accrual	33	81

Total accrued expenses	$273	$294

Note 11: Related Party Transactions

During the thirteen weeks ending September 26, 2026 and September 27, 2025, we paid The CFO Squad $2,000 and $0, respectively, and $22,000 and $30,000 for the thirty-nine weeks ending September 26, 2026 and September 27, 2025, respectively. Joseph Himy is the Managing Director of The CFO Squad and a member of our Board of Directors.

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

NOTE 13: Customer Concentrations

As of September 26, 2026 one customer accounted for 15% of accounts receivable. Two customers accounted for 44% of our accounts receivable as of December 27, 2025.

For the thirteen weeks ended September 26, 2026 three customers represented 21%, 14%, and 14% of our total sales. For the thirteen weeks ended September 27, 2025 three customers accounted for 20%, 16%, and 15% of our total sales. Three customers represented 19%, 18%, and 3% of our total sales for the thirty-nine weeks ended September 26, 2026. For the thirty-nine weeks ended September 27, 2025 three customers accounted for 20%,16%, and 15% of our total sales.

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

Inventory. Inventory is stated at lower of cost or net realizable value determined by first in first out (FIFO) method. Inventories in excess of future demand are written down and charged to the provision for inventories. When a loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

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

The Company learned in February 2026 that the owner of our primary co-packer for our key products intends to close its plant effective July 31, 2026. The products produced by this facility accounted for approximately 80% of our sales for the year ended December 27, 2025. We succeeded in reaching a co-packing manufacturing agreement with the new owner of the facility and manufacturing business. Our relations with the new owner commenced on September 3, 2026 and operations will be under the same terms and pricing as we had with the previous owner.

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and thirty-nine week periods ended September 26, 2026 are not necessarily indicative of the results to be expected for the full year or any other period. The Company’s fiscal year is either a fifty-two or fifty-three-week period which ends on the Saturday closest to December 31st.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 26, 2026, we had cash of approximately $138,000. During the last few years, we have experienced recurring losses and cash outflows from operations. For the thirty-nine weeks ended September 26, 2026 our net sales decreased to $4,579,000 from $5,527,000 in the thirty-nine weeks ended September 27, 2025. In addition, we incurred a net loss of $386,000 in the thirty-nine weeks ended September 26, 2026 compared to a net loss of $306,000 for the thirty-nine weeks ended September 27, 2025. Our declining sales, increasing operating losses, continuing use of cash in operations, and limited available cash resources have adversely affected our liquidity.

Based on our current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s intends to address the Company’s liquidity requirements by:

●	Reducing payroll, professional fees, discretionary spending and other operating expenses;
●	Deferring nonessential capital expenditures and other planned investments;
●	Pursuing initiatives to increase sales, improve gross margins, obtain new customers and expand sales to existing customers;
●	Accelerating the collection of amounts receivable and negotiating extended payment terms with certain vendors and creditors;
●	Seeking additional funding through debt financing, equity financing, strategic investment, or other capital raising transactions; and
●	Evaluating strategic alternatives, including potential business combinations, asset sales, or other transactions intended to provide additional liquidity.

Our ability to successfully execute these plans is subject to significant risks and uncertainties. ln particular, improvements in sales and operating results may not occur within the time frame anticipated by management. The availability and terms of any financing are uncertain and may not be within our control.

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

Results of Operations

Thirteen Weeks Ended September 26, 2026 Compared with Thirteen Weeks Ended September 27, 2025

Net sales for the thirteen weeks ended September 26, 2026 decreased by $673,000, or 35% to $1,234,000 from net sales of $1,907,000 for the thirteen weeks ended September 27, 2025. Sales of our vegan cheese products decreased to $1,084,000 in the thirteen weeks ended September 26, 2026 from $1,632,000 in the thirteen weeks ended September 27, 2025. Sales of our frozen dessert products decreased to $150,000 in the thirteen weeks ended September 26, 2026 from $275,000 for the thirteen weeks ended September 27, 2025.

Our gross profit increased to $573,000 for the thirteen weeks ended September 26, 2026 from $519,000 for the thirteen weeks ended September 27, 2025. Our gross profit percentage was 46% for the thirteen weeks ending September 26, 2026 compared to 27% for the thirteen weeks ending September 27, 2025. Despite the significant decline in sales, our gross profit and gross profit percentage increased during the current fiscal quarter due to the increase of cheese sales as a percentage of total sales and the significant decline in export sales during the fiscal quarter. Our domestic cheese sales generate our highest margins.

Freight out expense, a significant part of our cost of sales, decreased by $53,000, or 39%, to $83,000, for the thirteen weeks ended September 26, 2026 compared with $136,000 for the thirteen weeks ended September 27, 2025 due primarily to the reduction in sales. Freight out expense was 7% of sales for both the thirteen weeks ended September 26, 2026 and for the thirteen weeks ended September 27, 2025.

Selling expenses decreased by $52,000, or 24%, to $165,000 for the thirteen weeks ended September 26, 2026 from $217,000 for the thirteen weeks ended September 27, 2025. This decrease was due to decreased travel, entertainment and auto expenses of $10,000, outside warehouse rental expenses of $34,000 and commission expenses of $6,000. The decrease in outside warehouse rental expense was due to the decrease in sales during the current fiscal period.

Marketing expenses increased slightly by $3,000, or 3%, to $98,000 for the thirteen weeks ended September 26, 2026 from $95,000 for the thirteen weeks ended September 27, 2025. The increase was due primarily to increases in promotions expense of $5,000 and advertising expense of $6,000, which were partially offset by decreases in point of sale materials expenses of $5,000 and artwork and plate expense of $4,000. We anticipate that our marketing expenses will continue at the same level for the balance of 2026.

Product development costs decreased slightly by $10,000, or 32%, to $21,000 for the thirteen weeks ended September 26, 2026 from $31,000 for the thirteen weeks ended September 27, 2025 due to a $10,000 decrease in professional fees and outside services expense. We anticipate our product development costs for the balance of the year will decline as compared to the 2025 period.

General and administrative expenses decreased slightly by $8,000, or 3%, to $301,000 for the thirteen weeks ended September 26, 2026 from $309,000 for the thirteen weeks ended September 27, 2025 due to a $10,000 decrease in professional fees and outside service expense.

The Company recorded an income tax expense of $0 for the thirteen weeks ended September 26, 2026 and $4,000 for the thirteen weeks ended September 27, 2025.

Thirty-Nine Weeks Ended September 26, 2026, Compared with Thirty-Nine Weeks Ended September 27, 2025

Net sales for the thirty-nine weeks ended September 26, 2026 decreased by $948,000, or 17%, to $4,579,000 from net sales of $5,527,000 for the thirty-nine weeks ended September 27, 2025. Sales of our vegan cheese products decreased by $709,000 to $4,004,000 in the thirty-nine weeks ended September 26, 2026 from $4,713,000 in the thirty-nine weeks ended September 27, 2025. Sales of our frozen dessert products decreased by $239,000 to $575,000 for the thirty-nine weeks ended September 26, 2026 compared to $814,000 for the thirty-nine weeks ended September 27, 2025.

Our gross profit decreased by $229,000, or 13%, to $1,497,000 for the thirty-nine weeks ended September 26, 2026 from $1,726,000 for the thirty-nine weeks ended September 27, 2025. Our gross profit percentage was 33% for the thirty-nine weeks ending September 26, 2026 compared to 31% for the thirty-nine weeks ended September 27, 2025.

Freight out expense, a significant part of our cost of sales, decreased by $144,000, or 35%, to $273,000, for the thirty-nine weeks ended September 26, 2026 compared with $417,000 for the thirty-nine weeks ended September 27, 2025 primarily due to the reduction in sales. Freight out expense was 6% of sales for the thirty-nine weeks ended September 26, 2026 compared to 8% of sales for the thirty-nine weeks ended September 27, 2025.

Selling and warehouse expenses decreased by $20,000, or 3%, to $602,000 for the thirty-nine weeks ended September 26, 2026 from $622,000 for the thirty-nine weeks ended September 27, 2025. This decrease was due to decreases in travel, entertainment and auto expense of $21,000, outside warehouse rental expense of $51,000 and shipping supplies expense of $7,000, which were partially offset by increases in bad debt expense of $28,000 and meetings and convention expenses of $18,000. The decrease in outside warehouse rental expense was due to the decrease in sales during the current fiscal period.

Marketing expenses decreased by $69,000, or 23%, to $236,000 for the thirty-nine weeks ended September 26, 2026 from $305,000 for the thirty-nine weeks ended September 27, 2025. The decrease was primarily due to decreases in advertising expense of $18,000, artwork and plate expense of $26,000 and promotion expense of $14,000.

Product development costs decreased slightly by $12,000, or 11%, to $101,000 for the thirty-nine weeks ended September 26, 2026 from $113,000 for the thirty-nine weeks ended September 27, 2025.

General and administrative expenses decreased by $31,000, or 3%, to $948,000 for the thirty-nine weeks ended September 26, 2026 from $979,000 for the thirty-nine weeks ended September 27, 2025, due to a decrease in general insurance expense of $21,000 and professional fees and outside services expenses of $10,000, which were partially offset by an increase in building maintenance and repair expenses of $4,000.

We had an income tax benefit of $5,000 for the thirty-nine weeks ended September 26, 2026 compared to an income tax expense of $12,000 for the thirty-nine weeks ended September 27, 2025.

Liquidity and Capital Resources

During the last few years, we have experienced recurring losses and cash outflows from operations. These conditions have raised substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed financial information, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the thirteen-week and thirty-nine weeks ended September 26, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 26, 2026, we had cash of approximately $138,000. During the last few years, we have experienced recurring losses and cash outflows from operations. For the thirty-nine weeks ended September 26, 2026 our net sales decreased to $4,579,000 from $5,527,000 in the thirty-nine weeks ended September 27, 2025 and we incurred a net loss of $386,000 in the thirty-nine weeks ended September 26, 2026 compared to a net loss of $306,000 for the thirty-nine weeks ended September 27, 2025. As of September 26, 2026, we had approximately $138,000 in cash and our working capital was approximately $1,744,000, compared with approximately $347,000 in cash and working capital of $2,126,000 at December 27, 2025. The Company’s declining sales, increasing operating losses, continuing use of cash in operations, and limited available cash resources have adversely affected our liquidity.

Based on the Company’s current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to address the Company’s liquidity requirements by:

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

The following table summarizes our cash flows for the periods presented:

	Thirty-nine weeks ended	Thirty-nine weeks ended
	September 26, 2026	September 27, 2025

Cash provided by (used in) operating activities, net	$(203,000)	$174,000
Cash (used in) financing activities, net	(6,000)	(6,000)
Net increase (decrease) in cash	$(209,000)	$168,000

Net cash used in operating activities for the thirty-nine weeks ended September 26, 2026 was $203,000 compared to net cash provided by operating activities of $174,000 in the thirty-nine weeks ended September 27, 2025. Net cash used in operating activities for the 2026 period was primarily a result of the net loss of $386,000 and a decrease in total liabilities of $303,000, which were partially offset by a decrease in accounts receivable of $392,000. Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 was primarily a result of the decrease in accounts receivable of $202,000 and an increase in current liabilities of $595,000 which were partially offset by an increase in inventories of $352,000 and the net loss of $306,000.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

We had no material contractual obligations as of September 26, 2026 other than with respect to our headquarters lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 26, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 26, 2026 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the thirteen weeks ended September 26, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation.

Item 1A. Risk Factors

Our ability to operate as a going concern will depend on our ability to improve our operations and to obtain adequate financing.

During the last few years, we have experienced recurring losses and cash outflows from operations and our cash position has declined to $138,000 at September 26, 2026. These conditions have raised substantial doubt about our ability to continue as a going concern. Based on the Company’s current operating forecast, existing cash and anticipated cash flows from operations are not expected to be sufficient to fund the Company’s operating requirements and meet its obligations as they become due during the one-year period following the date these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to address the Company’s liquidity requirements by:

●	Reducing payroll, professional fees, discretionary spending, and other operating expenses;
●	Deferring nonessential capital expenditures and other planned investments;
●	Pursuing initiatives to increase sales, improve gross margins, obtain new customers and expand sales to existing customers;
●	Accelerating the collection of the amounts receivable and negotiating extended payment terms with certain vendors and creditors;
●	Seeking additional funding through debt financing, equity financing, strategic investment or other capital raising transactions; and
●	Evaluating strategic alternatives, including potential business combinations, asset sales, or other transactions intended to provide additional liquidity.

Our ability to successfully execute these plans is subject to significant risks and uncertainties. In particular, improvements in sales and operating results may not occur within the time frame anticipated by management and there is no guarantee that we will be successful in raising additional capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the thirteen weeks ended September 26, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2026

